Form 10-Q
period 1995-03-31
CARE GROUP INC
filed 1995-05-15
CIK 847935

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549


                         F O R M 10 - Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1995 Commission file number 0-17821

         The Care Group, Inc.
      (Exact name of registrant
     as specified in its charter)

           Delaware                             11-2962027
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)


1 Hollow Lane,   Lake Success,    New York,   N.Y.    11042
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code 516-869-8383

                                     N/A
(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                No

As of May 4, 1995, the registrant had 8,390,015 shares of common stock, $.001 par value per share, outstanding.

                       THE CARE GROUP, INC.
                              AND
                          SUBSIDIARIES

               THREE MONTHS ENDED MARCH 31, 1995


PART I

FINANCIAL INFORMATION









                       Page 2 of 12 pages

THE CARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except
 per share data)              March 31,     December 31,      March 31,
                                  1995             1994            1994
                           (Unaudited)        (Audited)     (Unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents       $301             $577             $323
 Marketable securities            737              711            1,007
 Accounts receivable (Net of allowances of $3,477 March 31, 1995,
  $4,186  December 31, 1994 and $3,309
  March 30, 1994)              15,566           15,585           13,536
 Inventories                    1,430            1,163              502
 Prepaid expenses and other
  current assets                  642              593              706
  Total Current Assets         18,676           18,629           16,074

PROPERTY AND EQUIPMENT
  - At Cost                     4,318           3,808             2,173
LESS: Accumulated
 depreciation                   (1,321)         1,195               742
  Net property and equipment    2,997           2,613             1,431

INTANGIBLES - Net              13,791          13,851             7,176

OTHER ASSETS                      350             315               174

TOTAL ASSETS                  $35,814         $35,408           $24,855





























LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

 Note payable to bank          $ -0-           $ -0-             $ -0-
 Current portion of
  long-term debt                  852             568                 8
 Accounts payable                 921           1,374               607
 Accrued expenses                 749             851               586
 Income taxes payable             213            264                133
 Deferred income taxes            -0-            -0-                330
  Total Current Liabilities    2,735           3,057              1,664

LONG-TERM LIABILITIES
NOTE PAYABLE TO BANK           6,400           6,000              4,100
LONG-TERM DEBT, excluding
   current portion             2,480           2,856                 12
DEFERRED INCOME TAXES            305             158                130
   Total Liabilities          11,920          12,071              5,906
COMMITMENTS AND CONTINGENCIES    -0-             -0-                -0-

STOCKHOLDERS' EQUITY
 Preferred Stock, $.001 par value  per share, 1,000
   shares authorized; no shares issued
  and outstanding                -0-             -0-               - 0-
 Common Stock, $.001 par value per share, 20,000 shares authorized;
  8,578, 8,359, 7,295; shares issued and
  outstanding for March 31, 1995, December 31, 1994
  and March 31, 1994              9                8                  7
 Additional Paid-In-Capital  20,916           20,390             16,919
 Retained earnings            3,999            3,858              2,942

 Common Stock held in treasury, at cost - (217, 207, 207 Shares for
  March 31, 1995, December 31, 1994 and March 31, 1994
   respectfully)            (1,030)             (919)             (919)

  Total Stockholders'
   Equity                   23,894             23,337            18,949

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY      $35,814            $35,408           $24,855


                              Page 3 of 12 pages

THE CARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME



                                             For The Three Months Ended
                                                      March 31,

(In thousands, except                             1995          1994
per share data)                              (Unaudited)    (Unaudited)

NET REVENUES                                    $10,037          $7,599
COST OF REVENUES                                  5,311           4,469

GROSS PROFIT                                      4,726           3,130
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                           4,269           2,506

OPERATING INCOME                                    457             624

 INTEREST:
  Interest income                                    10               1
  Interest expense                                 (159)           (65)

  Net Interest (Expense)                           (149)           (64)

INCOME BEFORE INCOME TAXES                          308             560

  PROVISION FOR INCOME TAXES                        167             262

NET INCOME                                         $141            $298

INCOME PER COMMON AND COMMON
 EQUIVALENT SHARES                                 $.02            $.04
WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING                                      8,293           7,305







                       Page 4 of 12 pages

THE CARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In Thousands)                       Common         Additional
                                      Stock            Paid-In
                     Shares          Amount            Capital

Balance -
 January 1, 1994      7,295             $7             $16,919


Proceeds from Exercise
 of  Stock Options      272           -0-                  654

Adjust for stock distributed to employees pursuant to employment
  agreements              -            -0-                 (91)

Stock distributed to employees pursuant to employment
  agreements             30            -0-                  200

Stock issued
  for acquisitions     762             1                 2,708

Net income               -            -0-                  -0-

Balance -
  December 31, 1994    8,359           8               20,390

Proceeds from exercise of
 stock options           209           1                  526

Treasury stock acquired              -0-                  -0-

Treasury stock sold                  -0-                  -0-

Net income                           -0-                  -0-

Balance -
 March 31, 1995        8,568         $9                $20,916

THE CARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In Thousands)

                             Retained
                             Earnings                  Shares

Balance -
 January 1, 1994               $2,644                     207


Proceeds from Exercise
 of  Stock Options               -0-

Adjust for stock distributed
  to employees pursuant to
  employment agreements          -0-

Stock distributed to
  employees pursuant
  to employment agreements       -0-

Stock issued for acquisitions     -0-

Net income                      1,214

Balance -
  December 31, 1994              3,858                   207

Proceeds from exercise
 of stock options                                        -0-

Treasury stock acquired            -0-                    30

Treasury stock sold                -0-                  (20)

Net income                         141

Balance -
 March 31, 1995                 $3,999                   217

THE CARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In Thousands)                    Treasury
                                     Stock
                                    Amount             Total

Balance -
 January 1, 1994                   ($919)            $18,651


Proceeds from Exercise
 of  Stock Options                   -0-                 654

Adjust for stock distributed
  to employees pursuant to
  employment agreements              -0-                (91)

Stock distributed to
  employees pursuant
  to employment agreements           -0-                 200

Stock issued for acquisitions        -0-               2,709

Net income                           -0-               1,214

Balance -
  December 31, 1994                (919)              23,337

Proceeds from exercise
 of stock options                   -0-                  527

Treasury stock acquired           (200)                (200)

Treasury stock sold                 89                    89

Net income                         -0-                   141

Balance -
 March 31, 1995              ($1,030)                $23,894


                                    Page 5 of 12 pages

THE CARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



For The Three Months Ended March 31,
(In thousands)
                                             1995               1994
                                        (Unaudited)         (Unaudited)
OPERATING ACTIVITIES:
Net Income                                    $141                 $298
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization                309                   229
 Provision for bad debts                      297                   -0-
 Unrealized gain on marketable securities     (3)                   -0-
 Loss (gain) on sale of marketable
  securities                                  23                   (17)
 Changes in assets and liabilities, net of effect of acquisitions:
 Marketable securities                        10                    -0-
 Accounts receivable                       (278)                  (872)
 Inventories                               (267)                  (111)
 Prepaid expenses and other current
  assets                                   (106)                   (59)
 Other assets                               (35)                   (78)
 Accounts payable                          (453)                  (226)
 Accrued expenses                          (102)                    208
 Income taxes payable                       (51)                     66
 Deferred income taxes                      147                    (90)
   Net cash used in operating activities   (368)                  (652)

INVESTING ACTIVITIES:
 Purchases of property and equipment       (510)                   (54)
 Payments for intangible asssets acquired    -0-                  (320)
 Restrictive covenant                       (66)                    -0-
 Purchases of marketable securities, net    (56)                  (135)
   Net cash used in investing activities   (632)                  (509)

FINANCING ACTIVITIES:
 Proceeds from bank loan                    400                   4,100
 Repayments of  bank loan                   -0-                 (3,000)
 Repayment of long-term debt                (92)                  (958)
 Proceeds from exercise of stock options     527                    -0-
 Purchase of treasury stock                (200)                    -0-
 Sale of treasury stock                      89                     -0-
  Net cash provided by
   financing activities                     724                     142

 DECREASE  IN CASH  AND CASH
    EQUIVALENTS                          (276)                  (1,019)

CASH AND CASH EQUIVALENTS,
  beginning of year                        577                    1,342

CASH AND CASH EQUIVALENTS, end of year    $301                     $323




                              Page  6 of 12 pages

THE CARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.










                    Page 7 of 12 pages

ITEM. 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's analysis is intended to describe narratively the Company's consolidated financial condition and its consolidated results of operations. It should be read in conjunction with the Company's consolidated financial statements and the accompanying notes.


RESULTS OF OPERATION

Net revenues for the three months ended March 31, 1995 increased to $10,037,000 as compared to $7,599,000 for the comparable period last year. The increase of $2,438,000 or 32% is attributable to revenues generated from the acquisitions of Advanced Care Associates, Inc. and Clinical Care Services, Inc. (which occurred in 1994) and to increased revenues from the Company's infusion division.

Cost of revenues for the three months ended March 31, 1995 as a percentage of net revenues was 53% as compared to 59% for the same period in 1994. The decrease in the cost of revenues as a percentage of net revenues was attributable to the impact of the Company's durable medical equipment ("DME") business, which has a lower cost of revenues than the nursing and infusion therapy business. DME sales for the quarter were approximately $1.3 million versus no sales in the comparable quarter last year. For the first quarter of 1995, the Company's DME operations had a gross profit percentage of 74%. Most of the Company's DME business is conducted by Advanced Care Associates, Inc.

The Company's selling, general and administrative ("SG&A")costs as a percentage of net revenues for the three months ended March 31, 1995 increased to 43% as compared to 33% for the same period in 1994. This increase is due to the DME business and costs associated with the establishment of the Company's new subsidiary Mail Order Meds, Inc. ("MOM"). The Company's DME operation has twenty sales people that are included in the SG&A costs. Total SG&A costs as a percentage of net revenues for the DME operation is 55%.

Net income for the three months ended March 31, 1995 decreased to $141,000 ($.02 per share) as compared with $298,000 ($.04 per share) for the same period in 1994. Net income as a percentage of net revenues for the three months ended March 31, 1995 was 1.4% as compared to 3.9% for the same period last year. The decrease in net income is primarily attributable to the establishment of MOM which began operating in January 1995. MOM sells pharmaceuticals, vitamins, nutrients, books and of 1995 the first quarter the Company recorded a loss of $300,000 on this new subsidiary. Management believes that this subsidiary will achieve break even by the end of 1995, althoughthere can be no assurance.

                        Page 8 of 12 pages

(Item 2. Continued)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


                FINANCIAL CONDITION AND LIQUIDITY


Current assets have increased to $18,676,000 at March 31, 1995 from $16,074,000 at March 31, 1994. The net increase of $2,602,000 in current assets is due to the Company's increase in accounts receivable and inventories.

 At March 31, 1995, working capital was $15,941,000 as compared to $14,410,000 at March 31, 1994. The increase of $1,531,000 is primarily attributable to the increase in accounts receivable and inventory.

The Company acquired 29,630 shares of its stock for $200,000 pursuant to an acquisition agreement entered into June 1991.

The Company has a term revolving credit agreement with its bank which provides for borrowing up to $7,500,000, expiring February 14, 1997. The Company may borrow up to 70% of eligible receivables, as defined pursuant to the terms of the revolving credit agreement. Interest is charged at prime (9.0 percent at March 31, 1995) plus one-half percent. The outstanding balance under this arrangement at March 31, 1995 was $6,400,000.

The average days sales in outstanding receivables decreased from 160 days at March 31, 1994 to 140 days at March 31, 1995 based upon net sales and net accounts receivable during the respective quarters. The reduction is the result of management's continued effort to reduce the accounts receivable days outstanding. Delays resulting from increased third-party payor scrutiny of invoices, refusal to pay or an increased proportion of Medicare and Medicaid patients could in the future have a materially adverse effect on the Company's liquidity and general financial condition.

During the period January 1, 1995 through March 31, 1995, the Company received approximately $527,000 from the exercise of 209,000 stock options.







                       Page 9 of 12 pages

Although management anticipates that income from operations will increase, cash from operations may decrease because the Company's expanded operations will require increased investment in accounts receivable and inventories which may not be offset by increases in accounts payable.

Management believes that available marketable securities and cash generated from operations and funds available under its revolving credit agreement will be sufficient for the Company to satisfy the capital requirements associated with the Company's future growth plans and to finance working capital requirements for the foreseeable future. The Company also anticipates seeking additional financing from other sources to continue its expansion.

Inflation has not significantly impacted the Company's financial position or operations.
















                      Page 10 of 12 pages

PART II
OTHER INFORMATION

Item 5. Other Information
On May 18, 1994, the Company acquired all the stock of Advanced Care Associates, Inc., Advanced Care CPM, Inc. and Millwo Management, Inc. ("Advanced Care") for an aggregate consideration of $5,268,000, of which $3,000,000 is in the form of two promissory notes due in twenty-four equal payments beginning July 10, 1995.

As previously disclosed, on September 30, 1994, Advanced Care and its former owners were served with a civil lawsuit by the Department of Justice (United States District Court of Pennsylvania, Eastern
District) alleging improper Medicare billing and reimbursement practices during some or all of the period from 1989 through May 1994. The allegations in the complaint only involve the time prior to Advanced Care's acquisition by the Company. The government is currently seeking unspecified monetary damages.

Pursuant to the terms of the purchase agreement, the Company is indemnified by the prior owners of Advanced Care from and against activities of Advanced Care prior to its acquisition. The Company has advised the previous owners that they will be held responsible for this claim pursuant to the indemnification agreement. The agreement also provides that in the event indemnification is required, the Company has the right to reduce the outstanding principal amounts due under the promissory notes by the indemnified amounts, including legal and other costs of litigation. As of March 31, 1995, the Company has incurred costs relating to the litigation of approximately $279,000, which have been offset against the $3,000,000 subordinated promissory notes.

Management has entered into settlement discussions with the government and believes that the cost of settling with the government will be less than the $3,000,000 principal amount of the subordinated promissory notes. Management believes that Advanced Care will enter into a settlement with the government within the next three months, although there can be no assurance of these events, including the cost of settlement.

On October 17, 1994 the Company filed a lawsuit against the former owners of Advanced Care (New York Supreme Court, Nassau County). The lawsuit alleges, among other matters, that the former owners knowingly misrepresented the financial condition of Advanced Care to the Company causing the Company to enter into the purchase agreement dated May 18, 1994. The Company is seeking rescission of their employment agreements and monetary damages.

Item 6.     Exhibits and Reports on Form 8-K

           a.   Exhibits.
                None

           b.  Reports on Form 8-K.
                None


                       Page 11 of 12 pages

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   The Care Group, Inc.
                                                 ______________________
                                                       (Registrant)


Dated:  May 11, 1995

                                                    /s/ Ann T. Mittasch
                                                 ______________________
                                                        Ann T. Mittasch
                                                 President and Chairman



Dated:  May 11, 1995

                                                       /s/ Pat H. Celli
                                                 ______________________
                                                          Pat  H. Celli
                                                Chief Financial Officer
                                          (Principal Financial Officer)













                      Page 12 of 12 pages