Form 10-Q
period 1995-06-30
CARE GROUP INC
filed 1995-08-11
CIK 847935

August 10, 1995

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

                        Re:   The Care Group, Inc.
                              Form 10-Q

Gentlemen:

On behalf of our client The Care Group, Inc. (the "Company") we herewith electronically file Form 10-Q with an exhibit and a financial data schedule.

If you have any questions, please call me at (212) 490-6080. Thank you.


                               Very truly yours,

                           /s/ Christina Walsh Hope

                               Christina Walsh Hope

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
F O R M 10 - Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For Quarter Ended  June 30, 1995 Commission file number 0-17821
                            The Care Group, Inc.
          (Exact name of registrant as specified in its charter)
            Delaware                               11-2962027
(State of other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)
     1 Hollow Lane, Lake Success, New York,        11042
   (Address of principal executive offices)      (Zip Code)
  Registrant's telephone number, including area code    516-869-8383

                                N/A
    (Former name, former address and former fiscal year,
             if changed  from last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes  X       No
As of July 27, 1995, the registrant had 8,450,015 shares of common stock, $.001 par value per share, outstanding.

              THE CARE GROUP, INC. AND SUBSIDIARIES
                     TABLE OF CONTENTS
PAGE
  4         Financial Information
  9         Notes to Consolidated Financial Statements
  10-13     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
  14-15     Other Information

               THE CARE GROUP, INC. AND SUBSIDIARIES
           THREE MONTHS & SIX MONTHS ENDED JUNE 30, 1995
                 PART I - FINANCIAL INFORMATION









THE CARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
                               June 30,          December 31,         June 30,
                                  1995                                   1994
                           (Unaudited)                 1994       (Unaudited)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents        $607                 $577            $1,273
 Marketable securities             619                  711               770
 Accounts receivable, net of
  allowances of
  $3,272 at June 30, 1995,
  $4,186 at December 31,
  1994 and $3,613 at
   June 30, 1994                15,826               15,585            14,536
 Inventories                     1,250                1,163             1,062
 Prepaid expenses and other        413                  593             1,377
Total Current Assets            18,715               18,629            19,018
Property and equipment
 - at cost                       4,454                3,808             3,170

Less - Accumulated
 depreciation                    1,453                1,195             1,013
Net property and equipment       3,001                2,613             2,157
INTANGIBLES - Net               13,846               13,851            11,461

OTHER ASSETS                       598                  315               274
TOTAL ASSETS                   $36,160              $35,408           $32,910

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Current portion of
 long-term debt                 $1,175                 $568               $17
 Accounts payable                  721                1,374               863
 Accrued expenses                  890                  851               909
 Income taxes payable                -                  264               333
 Deferred income taxes               -                    -               238
  Total Current Liabilities      2,786                3,057             2,360
LONG-TERM LIABILITIES

NOTE PAYABLE TO BANK             6,750                6,000             6,500
DEFERRED INCOME TAXES              336                  158               238
LONG-TERM DEBT,
 Excluding Current Portion       2,100                2,856             3,009
TOTAL LIABILITIES               11,972               12,071            12,107







COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred Stock, $.001 par
 value per share; 1,000
shares authorized;
  no shares issued
 and outstanding                   -                      -                 -
 Common Stock, $.001 par
  value per share; 20,000
  shares  authorized; 8,638,
  8,359 and 7,748 shares
  issued and outstanding at
  June 30, 1995,
  December 31, 1994
  and June 30, 1994,
 respectively                      9                      8                 8
 Additional paid-in capital   20,884                 20,390            18,412

 Retained earnings             4,327                  3,858             3,302
                              25,220                 24,256            21,722
Common Stock held in
 treasury, at cost-217,
 207 and 207 shares at
 June 30, 1995, December 31,
1994 and June 30, 1994,
 respectively                (1,032)                   (919)            (919)
  Total Stockholders'
    Equity                   24,188                  23,337            20,803
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                      $36,160                 $35,408           $32,910




THE CARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
                                                     For The Six Months Ended
                                                            JUNE 30,
                                                      1995               1994
                                                (Unaudited)       (Unaudited)
NET REVENUES                                       $21,056            $16,414
COST OF REVENUES                                    10,390              9,299
GROSS PROFIT                                        10,666              7,115
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                              9,486              5,787
OPERATING INCOME                                     1,180              1,328
INTEREST:
 Interest income                                        17                 10
 Interest expense                                     (279)             (203)
Net interest expense                                  (262)             (193)
INCOME BEFORE PROVISION FOR
 INCOME TAXES                                          918              1,135
PROVISION FOR INCOME TAXES                             449                477
NET INCOME                                            $469               $658
INCOME PER COMMON AND COMMON
 EQUIVALENT SHARES                                    $.06               $.09
WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING                8,402              7,595




THE CARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
                                                For The Three Months Ended
                                                          JUNE 30
                                                1995                   1994
(In thousands, except per share data)     (Unaudited)             (Unaudited)
NET REVENUES                                 $11,019                   $8,815
COST OF REVENUES                               5,079                    4,830
GROSS PROFIT                                   5,940                    3,985
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                        5,196                    3,281
OPERATING INCOME                                 744                      704

INTEREST:
  Interest income                                  6                        9
  Interest expense                              (140)                   (138)
  Net interest expense                          (134)                   (129)
INCOME BEFORE PROVISION FOR
INCOME TAXES                                     610                      575
PROVISION FOR INCOME TAXES                       282                      215
NET INCOME                                      $328                     $360
INCOME PER COMMON AND COMMON
EQUIVALENT SHARES                               $.04                     $.05
WEIGHTED AVERAGE COMMON AND

 COMMON EQUIVALENT SHARES
OUTSTANDING                                    8,414                    7,675


THE CARE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT
OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In Thousands)
                                              Additional
                                 Common          Paid-In           Retained
                                  Stock          Capital           Earnings
Balance - January 1, 1994         $7             $16,919             $2,644
Proceeds from exercise
 of stock options                  -                 654                  -
Stock distributed to
 employees pursuant to
 employment agreements             -                 200                  -
Stock issued for acquisitions      1               2,708                  -
Adjustment for stock distributed
 to employees pursuant to
 employment agreements             -                 (91)                 -
Net Income                         -                   -             1,214-
Balance - December 31, 1994        8              20,390              3,858
Proceeds from exercise
 of stock options                  1                 552                  -
Treasury stock acquired            -                   -                  -
Treasury stock sold                -                 (58)                 -
Net Income                         -                   -                469
Balance - June 30, 1995            9              20,884              4,327







                                     Treasury
                                        Stock            Total
Balance - January 1, 1994               ($919)         $18,651
Proceeds from exercise
 of stock options                           -              654
Stock distributed to
 employees pursuant to
 employment agreements                      -            (200)
Stock issued for acquisitions               -            2,709
Adjustment for stock distributed
 to employees pursuant to
 employment agreements                      -             (91)
Net Income                                  -            1,214
Balance - December 31, 1994              (919)          23,337
Proceeds from exercise
 of stock options                           -              553
Treasury stock acquired                  (847)           (847)
Treasury stock sold                       734              676
Net Income                                  -              469
Balance - June 30, 1995                (1,032)          24,188




THE CARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            For The Six Months Ended June 30,
(In thousands)                                 1995                      1994
                                            (unaudited)           (unaudited)
OPERATING ACTIVITIES:
Net Income                                       $469                    $658
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
Depreciation and amortization                     677                     444
Provision for bad debts                           533                       -

Unrealized (gain) loss on
 marketable securities                            (32)                    109
 (Gain) loss on sale of marketable securities     (29)                     15
Provision for deferred income taxes               178                   (204)
Changes in assets and liabilities:
 Accounts receivable                             (774)                (1,012)
 Inventories                                      (87)                  (359)

Prepaid expenses and other current assets         167                   (534)
 Other assets                                     (83)                  (175)
 Accounts payable                                (653)                    30
 Accrued expenses                                  39                    191
 Income taxes payable                            (264)                   266

Net cash provided  by (used in)
 operating activities                             141                   (571)
 INVESTING ACTIVITIES:
 Purchases of property and equipment             (646)                  (157)

Payments for intangible assets acquried          (335)                  (311)
 Restrictive covenant                             (66)                     -
 Investment in certified home health agency      (200)                     -
 Net sales (purchases) of marketable securities   153                   (42)
 Net cash used in  investing activities        (1,094)                  (510)




FINANCING ACTIVITIES:
 Proceeds from bank loan                          750                  3,500
 Repayments of long-term debt                    (149)                (2,774)
 Proceeds from exercise of stock options          553                      -
 Purchases of treasury stock                     (847)                     -
 Sales of treasury stock                          676                     286

 Net cash provided by financing activities        983                   1,012
 NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             30                    (69)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                              577                   1,342
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                   $607                  $1,273

Supplemental Disclosure of
 Cash Flow Information:
 Interest Paid                                   $279                    $178
Taxes Paid                                       $642                    $386
Supplemental Disclosure of non-cash investing
 and financing activities:
 Issuance of stock in connection with
 acquisition                                       -                   $1,208
 Issuance of note in connection
 with acquisition                                  -                   $3,000


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

NOTE 2- MARKETABLE SECURITIES
Marketable securities consist of widely diversified investments in stocks and bonds. During 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No.115"). SFAS No. 115 requires a positive intent and ability to hold debt securities to maturity as a precondition for reporting those securities at amortized cost. Securities not meeting the condition are considered either available for sale or trading, as defined, and are reported at fair value. Trading securities are reported at fair value with adjustments recorded through the consolidated statements of income. The investments owned by the Company are considered trading securities as they are bought and held principally for the purpose of selling them in the near term to generate a profit on short-term differences in price. Gross unrealized gains and gross unrealized losses related to trading securities are included in earnings for the six months ended June 30, 1995. Gross unrealized gains approximated $43,000, and gross unrealized losses approximated $11,000 as of June 30, 1995.

NOTE 3 - INVENTORIES

Inventories consisting of durable medical equipment, supplies and pharmaceuticals are stated at the lower of cost (first-in, first-out) or market.




Page 9 of 16 Pages

2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Management's analysis is intended to describe narratively the Company's consolidated financial condition and its consolidated results of operations.
It should be read in conjunction with the Company's consolidated financial statements and the accompanying notes.

Page 10 of 16 Pages

RESULTS OF OPERATIONS
FOR SIX MONTHS ENDED JUNE 30, 1995
Net revenues for the six months ended June 30, 1995 increased to $21,056,000 as compared to $16,414,000 for the comparable period last year. The increase of $4,642,000 or 28% is primarily attributable to the acquisition of Advanced Care Associates, Inc. as well as internal growth in the Company's infusion division.
The cost of revenues for the six months ended June 30, 1995 as a percentage of net revenues was 49% as compared to 57% for the comparable period last year. The decrease is primarily due to the Company increasing its durable medical equipment ("DME") business which has a lower cost of revenues than the nursing and Infusion therapy business. Total direct cost as a percentage of net revenues for the DME operation is 26% for the six months ended
June 30, 1995.
The Company's selling, general and administrative ("SG&A") expenses as a percentage of net revenues for the six months ended June 30, 1995 was 45% as compared 35% for the comparable period in 1994. This increase is due in part to the DME business and costs associated with the establishment of the Company's new subsidiary, Mail Order Meds, Inc. ("MOM"). The Company's
DME operation has twenty sales people that are included in the SG&A expenses. In addition, the Company, in an effort to reduce accounts receivable, wrote off approximately $1,450,000, of accounts receivable as bad debt expense (bad debt expense is classified as an SG&A expenses) for the six months ended June 30, 1995.
Net income for the six months ended June 30, 1995 decreased to $469,000 ($.06 per share) as compared with $658,000 ($.09 per share) for the same period in 1994. Net income as a percentage of net revenues for the six months ended June 30, 1995 was 2.2% as compared to 4.0% for the same period last year. The decrease in net income is attributable to the establishment of MOM which began operating in January 1995 and the reduction of accounts receivable as bad debt expense. MOM sells pharmaceuticals, vitamins, nutrients, books and video tapes by mail to patients suffering from the HIV disease. During the six months ended June 30, 1995, the Company recorded an after tax loss of $248,000 or (.03 per share) on this new subsidiary. Management believes that this subsidiary will achieve break even by the end of 1995, although there can be no assurance.


Page 11 of 16 Pages

RESULTS OF OPERATIONS
FOR THREE MONTHS ENDED JUNE 30, 1995
Net revenues for the three months ended June 30, 1995 increased to $11,019,000 as compared to $8,815,000 for the comparable period last year. The increase of $2,204,000 or 25% is attributable to revenues generated from the Company's subsidiaries Advanced Care Associates, Inc. and Clinical Care Services, Inc. (the Company acquired these subsidiaries in 1994) and to increased revenues from the Company's infusion division, and its new subsidiary, Mail Order Meds ("MOM").
Cost of revenues for the three months ended June 30, 1995 as a percentage ofnet revenues was 46% as compared to 55% for the same period in 1994. The decrease in the cost of revenues as a percentage of net revenues was attributable to the impact of the Company's durable medical equipment ("DME") business, which has a lower cost of revenues than the nursing and infusion therapy business. Total direct cost as a percentage of net revenues for the DME operation is 27% for the three months ended June 30, 1995.
The Company's selling, general and administrative (SG&A) expenses as a percentage of net revenues for the three months ended June 30, 1995 increased to 47% as compared to 37% for the same period in 1994. This increase is due in part to the DME business and costs associated with the establishment of the Company's new subsidiary, MOM. The Company's DME operation has twenty sales people that are included in the SG&A expenses. In addition, the Company, in an effort to reduce accounts receivable, wrote off approximately $1,150,000 of accounts receivable as bad debt expense, for the three months ended June 30, 1995. This amount is substantially higher than normal.
Net income for the three months ended June 30, 1995 decreased to $328,000 ($.04 per share) as compared with $360,000 ($.05 per share) for the same period in 1994. Net income as a percentage of net revenues for the three months ended June 30, 1995 was 3.0% as compared to 4.1% for the same period last year. The decrease in net income is attributable to the costs associated with the establishment of MOM, which began operating in January 1995 and the reduction of accounts receivable as bad debt expense.




Page 12 of 16 Pages

FINANCIAL CONDITION AND LIQUIDITY
Current assets decreased to $18,715,000 at June 30, 1995 from $19,018,000 at June 30, 1994. The decrease of $303,000 in current assets is due to the Company's decrease in cash and prepaid expenses. This was partially offset by the increase in accounts receivable.
At June 30, 1995, working capital was $15,929,000 as compared to $16,658,000 at June 30, 1994. The decrease of $729,000 is primarily attributable to the increase in the current portion of long-term debt.
The Company has a term revolving credit agreement with its bank which provides for borrowings up to $7,500,000, expiring February 14, 1997. The Company may borrow up to 70% of eligible receivables, as defined pursuant to the terms of the revolving credit agreement. Interest is charged at prime (9.0 percent at June 30, 1995) plus one-half percent. The outstanding balance under this arrangement at June 30, 1995 was $6,750,000.
The average days sales in outstanding receivables decreased from 150 days at June 30, 1994 to 131 days at June 30, 1995 based upon net sales and net accounts receivable during the respective quarters. The reduction is the result of management's continued effort to reduce the accounts receivable days outstanding through a number of means, one of which includes writing off accounts receivable classified as bad debt as discussed in pages 11 and 12. Delays resulting from increased third-party payor scrutiny of invoices, refusal to pay or an increased proportion of Medicare and Medicaid patients could in the future have a materially adverse effect on the Company's liquidity and general financial condition.
During the period January 1, 1995 through June 30, 1995, the Company received approximately $553,000 from the exercise of 219,000 stock options. The Company acquired 29,630 shares of its stock for $200,000 pursuant to an acquisition agreement entered into in June 1991.


Page 13 of 16 Pages

PART II
OTHER INFORMATION
Item 1.  Legal Proceedings
         None
Item 2.  Change in Securities
         None
Item 3.  Defaults upon Senior Securities
         None
Item 4.  Submission of Matters to a Vote of Security Holders
        The Company's annual meeting of stockholders was held on June 21, 1995. Below is a description of each matter voted upon at the meeting and a tabulation of votes with respect to these matters:







Broker
Matter              Votes for   Votes Against     Abstentions       Non Votes
1. Amendment of
 the Company's
 Certificate of
 Incorporation to
 provide for the
 directors to be
 divided into
 three classes,
 with each class
 to be elected once
 three years.       3,852,006        678,190           24,250       2,888,558
2. Election of
 Directors:
 Class I: For a
 term of three years
  Ann T. Mittasch   7,026,754        416,250               -0-            -0-
  Randolph J.
   Mittasch         7,026,754        416,250               -0-            -0-
 Class II: For a
 term of two years
  Gilda G.
  Schechter         7,026,754        416,250               -0-            -0-
  John J. Lynch     7,026,554        416,450               -0-            -0-
 Class III: For a
 term of one year
  Dr. Alex Maurillo 7,026,754        416,250               -0-            -0-
3. Amendment of
  the Company's
  Certificate of
  Incorporation to
  clarify the Board
  of Directors' broad
  authority to
  determine the
  rights, terms and
  preferences of
  the Company's
  preferred stock.   3,679,054        708,175           40,680       2,888,558
4. Ratification of
 the selection of
 Deloitte & Touche
 LLP as independent
public accountants
 for the Company.  7,406,475          18,300           18,229             -0-
5. Approval of the
 Company's 1995 Stock
 Option Plan.      3,837,071         662,625           54,750       2,888,558


Page 14 of 16 Pages

Item 5. Other Information
        None
Item 6. Exhibits and Reports on Form 8-K
         a. Exhibits.
         10 (a) 1995 Stock Option Plan
         b. Reports on Form 8-K.
            None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                         The Care Group, Inc.
                         (Registrant)
Dated:  August 7, 1995
                                  /s/ Ann T. Mittasch
                                      Ann T. Mittasch
                                      President and Chairman
Dated:  August 7, 1995
                                  /s/ Pat H. Celli
                                      Pat H. Celli
                                      Chief Financial Officer
                                      (Principal Financial Officer)

EXHIBIT 10 (a)
THE CARE GROUP, INC.
1995
STOCK OPTION PLAN

SECTION I
NATURE AND PURPOSE

This Plan shall be known as "The Care Group, Inc. 1995 Stock Option Plan." This Plan permits the grant of both (i) options intended to qualify as incentive stock options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code"), and (ii) nonstatutory restricted stock options ("ROs"). This Plan is designed to encourage certain highly talented officers, directors, employees and consultants of The Care Group, Inc. (the "Company") and its subsidiaries to help build the Company and its subsidiaries into a strong, profitable and growing business. This Plan is in addition to the Company's 1990 Stock Option Plan, 1991 Stock Option Plan and 1993 Stock Incentive Plan.

SECTION II
GRANT OF OPTIONS

  1. GRANT OF OPTIONS. The Board of Directors of the Company is empowered from time to time to grant (i) ISOs to one or more officers or key employees of the Company or any of its subsidiaries and (ii) ROs to one or more of the officers, directors, employees, consultants, advisers or affiliates of the Company or any of its subsidiaries (ISOs and ROs are hereinafter collectively referred to as "Company Options" and, individually, as a "Company Option"). A total of one million (1,000,000) Company Options may be granted under this Plan. Each Company Option shall be expressly designated as an ISO or RO.

  2.  EXERCISE OF COMPANY OPTIONS.
    (a) Each Company Option is exercisable for one (1) share of Common Stock, par value $.001 per share, of the Company (the "Common Stock"), subject to adjustment as provided below (the share of Common Stock subject to each Company Option is sometimes hereinafter referred to as a "Company Option Share," and all such shares are hereinafter sometimes collectively referred to as the "Company Option Shares"; the share of Common Stock subject to an ISO is sometimes hereinafter referred to as an "ISO Share," and all such shares are sometimes hereinafter referred to as the "ISO Shares"; the share of Common Stock subject to an RO is sometimes hereinafter referred to as an "RO Share," and all such shares are sometimes hereinafter referred to as the "RO Shares").
    (b) Subject to Paragraph 4 of this Section II, each Company Option (other than an ISO granted to a "Significant Stockholder" (hereinafter defined)) may be exercised by an optionee upon ten days prior written notice to the Company at any time during the period commencing upon the date of grant of such option and expiring on December 31, 2004. At 11:59 p.m. on December 31, 2004, each Company Option (other than an ISO granted to a Significant Stockholder) will expire. Each ISO granted to a Significant Stockholder at the date of grant will expire 5 years after date of grant. Each Company Option shall be nontransferrable by the optionee to whom it is granted and, except as provided in Subparagraph 4(c) of this Section II, shall be exercisable only by such optionee.

  3.  PURCHASE PRICE OF COMPANY OPTIONS.
    (a) The purchase price of each RO Share shall be at least ninety percent of the per share fair market value of the Common Stock on the date of grant (as determined pursuant to paragraph 3(c)).
    (b) The purchase price of each ISO Share shall be the fair market value per share of Common Stock on the date of grant (as determined pursuant to paragraph 3(c)). In the case of an ISO to be granted to a person owning stock possessing more than ten percent of the total combined voting power of all classes of the stock of the Company and all of its subsidiaries (a "Significant Stockholder"), the purchase price of the ISO share subject to such option shall be 110% of the fair market value of the Common Stock on the date of grant (as determined pursuant to paragraph 3(c)). In no event shall the aggregate fair market value (determined at the time the option is granted) of Common Stock for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and all its subsidiaries) exceed $100,000.
    (c) For the purpose of this paragraph 3(b), the "fair market value" of the Common Stock "on the date of grant" shall be determined as of the last business day for which the prices or quotes of the Common Stock are available prior to such date of grant and shall mean (i) the closing bid price (or average of bid prices) last quoted (on the date) by an established quotation service for over-the-counter securities, if the Common Stock is reported on neither the NASDAQ National Market System ("NMS") nor a national securities exchange; or (ii) the last reported sale price (on the date) of the Common Stock on the NMS, if the Common Stock is then traded on the NMS but not on a national securities exchange; or (iii) the average (on the date) of the high and low prices of the Common Stock on the principal national securities exchange, if the Common Stock is traded on a national securities exchange. However, if the Common Stock is not publicly traded at the time a Company Option is granted under this Plan, "fair market value" shall be deemed to be the fair value of the Common Stock as determined by the Company's Board of Directors after taking into consideration all factors which the Board of Directors deems appropriate, including, without limitation, recent sale and offer prices of the Common Stock in private transactions negotiated at arm's length.

  4.  EARLY EXPIRATION OF OPTIONS.
    (a) If an optionee ceases to be employed or affiliated with the Company such that he is no longer an officer, director, employee, adviser, consultant or affiliate thereof prior to expiration of his Company Options other than by Disability (hereinafter defined), death or for Cause (hereinafter defined), his Company Options, if then exercisable, may be exercised by the optionee only within three months after the date that his employment or affiliation with the Company ceases (but in no event may his Company Options be exercised beyond December 31, 2004); provided, however, that if the optionee dies within such three-month period the provisions of subparagraph (c) of this paragraph 4 shall govern. A leave of absence for less than 90 days or where the optionee's return to employment is guaranteed by contract or statute is not deemed a termination of employment.
    (b) If an optionee ceases to be employed or affiliated with the Company such that he is no longer an officer, director, employee, adviser, consultant or affiliate thereof prior to the expiration of his Company Options by Disability, his Company Options, if then exercisable, may be exercised by the optionee only within one year after the date of such Disability (but in no event later than December 31, 2004); provided, however, that if the optionee dies within such one year period the provisions of subparagraph (c) of this paragraph 4 shall govern.
    (c) In the event of the death of an optionee prior to the expiration of his Company Options, his Company Options, if then exercisable, may be exercised by his estate, personal representative or beneficiaries who has acquired the Company Option by will or by the laws of descent or distribution at any time prior to one year following the optionee's death but no later than December 31, 2004.
    (d) If an optionee ceases to be either an officer, director or employee of the Company for Cause prior to expiration of his Company Options, then each of his then outstanding Company Options shall, upon his so ceasing to be an officer, director or employee, thereupon expire and be cancelled in full.
    (e) As used in this paragraph 5, the following terms shall have the following meanings:

      (i) "Cause": The grossly negligent or otherwise unsatisfactory performance of the optionee's duties to the Company as an officer, director or employee thereof, or the optionee's willfully engaging in either misconduct materially injurious to, or fraudulent conduct involving, the Company.
      (ii) "Disability": The inability of the optionee, due to total and permanent physical or mental incapacity, to be able to perform substantially all of the duties and activities to be performed by such optionee as an officer, director, employee, consultant or agent of the Company or any of its subsidiaries performed during the six months prior to such incapacity or illness.

  5. BUY-OUT. If at any time prior to expiration of the Company Options the Company approves (i) a definitive agreement to merge or consolidate the Company with or into another corporation or other business entity whereby the holders of all of the issued and outstanding shares of Common Stock immediately prior to the merger or consolidation will, immediately after the merger or consolidation, hold no more than 60% of the aggregate value of the capital stock of the surviving entity or (ii) the sale of at least 50% of the assets of the Company based on fair value, then the Company may, within seven days after the Company so approves such definitive agreement or asset sale, purchase any or all of the then outstanding Company Options with respect to which the optionees shall not have then exercised (whether or not notice of exercise of any such Company Options shall then have been delivered pursuant to subparagraph 2(b)) at a per option price equal to $.10; provided, however, that (i) if the Company shall purchase less than all then outstanding Company Options, the Company shall purchase Company Options from each optionee on a prorated basis in accordance with the number of Company Options held by each such optionee as such number bears to the total number of then issued and outstanding Company Options, and (ii) the Company shall not have the right under this paragraph to purchase any outstanding ISOs to the extent that the right to effect such purchases will disqualify the ISOs granted hereunder as "incentive stock options" under Section 422A of the Code.

  6.  RECLASSIFICATION, REORGANIZATION OR MERGER.
    (a) In case of any reclassification, capital reorganization or other change of outstanding shares of the Common Stock of the Company (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of an issuance of Common Stock by way of dividend or other distribution or of a subdivision or combination), or in case of any consolidation or merger of the Company with or into any corporation or a merger of another corporation with and into the Company or in case of any sale or conveyance to another corporation of all or substantially all of the property of the Company (any of the foregoing transactions hereinafter being referred to as an "Extraordinary Transaction"), the Company shall cause effective provision to be made so that each optionee shall have the right thereafter, upon exercising his Company Options, to receive the kind and amount of shares of stock and other securities and property receivable upon such Extraordinary Transaction as if such optionee had exercised his Company Options immediately prior to such Extraordinary Transaction. Any such provision shall include provision for adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in this Plan and Agreement. The foregoing provisions of this paragraph shall similarly apply to successive reclassifications, capital reorganizations and changes of shares of Common Stock and to successive consolidations, mergers, sales or conveyances.
    (b) Notwithstanding the foregoing, any adjustment made pursuant to paragraph 6(a) with respect to ISOs shall only be made after the Board of Directors, after consulting with counsel for the Company, determines whether such adjustments would constitute a "modification" of such ISOs (as that term is defined in Section 425 of the Code) or would cause any adverse tax consequences for the holders of such ISOs. If the Committee determines that such adjustments made with respect to ISOs would constitute a modification of such ISOs, it may refrain from making such adjustments.

SECTION III
PROVISIONS GOVERNING

THE GRANT OF ISOs

  Notwithstanding anything to the contrary contained herein, each ISO and each ISO Share subject thereto shall be subject to the following terms and conditions:
  1. No ISO optionee can transfer, sell, pledge, hypothecate, gift or otherwise dispose of an ISO Share until the expiration of both (i) two years after the date of grant of the ISO pursuant to which such ISO Share was issued, and (ii) one year after the optionee acquires the ISO Share. Provided, however, that the foregoing sentence does not apply to ISOs that are exercised after the death of the ISO optionee.
  2. A Company Option shall be treated as an ISO only if the optionee, at all times during the period beginning on the date of the granting of the option and ending on the day 3 months before the date of exercise of the option, was an employee of either the Company, a subsidiary or parent of the Company, or a company (or a parent or subsidiary of such company) issuing or assuming such Company Option.

  3. The Company's Board of Directors, at the written request of any ISO optionee, may in its discretion take such actions as may be necessary to convert such optionee's ISOs that have not been exercised on the date of conversion into ROs at any time prior to the expiration of such ISOs, regardless of whether the optionee is an employee of the Company or a subsidiary thereof at the time of such conversion. Such actions may include, but not be limited to, extending the exercise period or reducing the exercise price of the appropriate installments of such Options. At the time of such conversion, the Committee (with the consent of the optionee) may impose such conditions on the exercise of the resulting ROs as the Company's Board of Directors in its discretion may determine, provided that such conditions shall not be inconsistent with this Plan. Nothing in the Plan shall be deemed to give any ISO optionee the right to have such option's ISO converted into ROs, and no such conversion shall occur until and unless the Board of Directors take appropriate action. The Company's Board of Directors, with the consent of the optionee, may also terminate any portion of any ISO that has not been exercised at the time of such termination.
  4. In order for the Company to issue any ISOs, this Plan must receive the approval of the holders of a majority of the Company's Common Stock.

SECTION IV
ERISA; CERTIFICATES;

AMENDMENT OF PLAN; RESERVATION OF SHARES

  1. ERISA AND FEDERAL INCOME TAXES. This Plan and Agreement is not subject to the Employee Retirement Income Security Act of 1974, nor is this Plan and Agreement qualified under Section 401(a) or the Internal Revenue Code of 1954, as amended.
  2. CERTIFICATES. The Company Options granted hereunder will be represented by certificates. Upon the exercise of any Company Option the optionee will submit the certificate representing such option to the Company at its principal executive offices, and if the exercise is for a portion of such optionee's Company Options, a new certificate will be issued to the optionee by the Company representing the remainder of such optionee's unexercised Company Options.
  3. AMENDMENT TO THE PLAN. It is understood that the Board of Directors of the Company may from time to time amend this Plan except that if any such amendment shall adversely affect any optionee under this Plan or require stockholder vote, such amendment must be consented to in writing by such optionee or approved by the Company's stockholders, as the case may be. Provided, however, that the Company may, without receiving the written consent of any optionee, amend this Plan to permit any or all transactions to be effectuated under this Plan to be exempt from the operation of Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), pursuant to Rule 16b-3 under the Exchange Act or any successor law, rule or regulation thereof. The Board of Directors may either modify any of the terms of any or all of the Company Options after they are granted or terminated and reissue any or all Company Options that may be outstanding from time to time. The Board of Directors may in its discretion assign and delegate all responsibilities for administering this Plan and granting Company Options to a compensation committee of the Board of Directors, and such assignment and delegation shall not require the consent of any optionee. Nothing in this Plan shall in any way limit or restrict the Company's right or ability to establish any other compensation, incentive, pension, stock option or similar plans or programs or to issue shares of the Company's securities to any person or entity for any reason whatsoever.
  4. RESERVATION OF SHARES. The Company agrees that at all times there shall be reserved for issuance upon exercise of the Company Options granted hereby a sufficient number of shares of Common Stock and/or other securities as shall be required for such issuance.

SECTION IV

ASSIGNMENTS; INVESTMENT INTENTION

  1. ASSIGNMENT AND SUCCESSORS AND ASSIGNS. The terms of this Plan shall bind and inure to the benefit of the respective heirs, appointees, assigns, executors, administrators and successors of the respective parties hereto but shall not be assignable by any optionee without the Company's affirmative consent, except as otherwise expressly provided in any other section of this Plan.
  2. INVESTMENT INTENTION. Each optionee hereby represents, warrants, covenants and agrees that he is acquiring the Company Options hereunder, and that upon exercise of such options he will be purchasing the Company Option Shares, for investment and not with intention of distribution or resale and that the Company Options and Company Option Shares may not be offered or sold except in compliance with the provisions of the Securities Act of 1933, as amended.

SECTION V

MISCELLANEOUS

  1.  NOTICES.
    (a) Any notice which any party hereto may be required or permitted to give shall be in writing, or may be delivered personally or by mail, postage prepaid, or telegram, telecopy or telex, addressed as follows: to the Company, at 1 Hollow Lane, Lake Success, New York 11042, or at such other address as the Company, by written notice to the optionees, may designate from time to time; to each optionee, at the last address contained in the Company's records for the optionee or at such other address as the optionee, by written notice to the Company, may designate from time to time.
  2. NO IMPLIED RIGHT OF EMPLOYMENT. The selection of an optionee for participation in this Plan shall not ipso facto give the optionee any rights to serve as a director, officer or employee of the Company or any subsidiary.
  3. NO CONTINGENT VOTING RIGHTS. An optionee shall have no voting or other rights with respect to any Company Option Shares until certificates representing such Company Option Shares shall actually have been delivered to him following his exercise of the corresponding Company Options.
  4. OTHER BENEFITS. The benefits provided for the optionees under this Plan and Agreement shall be in addition to and shall in no way preclude other benefits or forms of compensation from the Company to the optionees.
  5. GOVERNING LAW. This Plan shall be construed in accordance with the substantive laws of the State of New York without regard to its conflict of law doctrine.
  6. CONSOLIDATION CLAUSE; SURVIVAL. This Plan contains the entire understanding of the parties with respect to its subject matter. All representations, warranties, covenants and agreements made herein shall survive the execution of this Plan.
  7. EFFECTIVE DATE OF PLAN. This Plan was approved by the Company's Board of Directors as of April 6, 1995.