Form 10-Q
period 1995-09-30
CARE GROUP INC
filed 1995-11-13
CIK 847935

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                  F O R M 10 - Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For Quarter Ended  September 30, 1995 Commission file number 0-17821

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

              Yes  X                No

As of October 26, 1995, the registrant had 8,450,015 shares of common stock, $.001 par value per share, outstanding.


                        Page 1 of 13 Pages

                    THE CARE GROUP, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS

               PAGE



               3    Financial Information

               8    Notes to Consolidated Financial Statements

            9-11 Management's Discussion and Analysis of Financial Condition and Results of Operations

             12     Other Information

               13   Signature Page














Page 2 of 13 Pages

                         THE CARE GROUP, INC. AND SUBSIDIARIES

                  THREE MONTHS & NINE MONTHS ENDED SEPTEMBER 30, 1995

                               PART I - FINANCIAL INFORMATION
























                        Page 3 of 13 Pages


                            THE CARE GROUP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

(In thousands,
 except per
 share data)                     September 30,         December 31,            September 30,
                                     1995                 1994                      1994
                                  (Unaudited)                                   (Unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents               $267                  $577                     $578
 Marketable securities                    771                   711                      767
 Accounts receivable, net
  of allowances of
  $3,036 at
  September 30,
  1995, $4,186 at
  December 31,
  1994 and $3,858
  at September 30, 1994               15,553                 15,585                  15,308
 Inventories                           1,287                  1,163                   1,310
 Prepaid expenses and
  other current assets                   810                    593                   1,027
  Total Current Assets                18,688                 18,629                  18,990
Property and equipment
  - at cost                            4,844                  3,808                   3,550
Less - Accumulated depreciation        1,622                  1,195                   1,146
  Net property and equipment           3,222                  2,613                   2,404

INTANGIBLES, Net                      14,222                 13,851                  13,263

OTHER ASSETS                             749                    315                     289

TOTAL ASSETS                         $36,881                $35,408                 $34,946

LIABILITIES AND
 STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
 Current portion of
  long-term debt                      $1,541                  $568                      $14
 Accounts payable                      1,196                 1,374                      976
 Accrued expenses                        484                   851                      459
 Income taxes payable                      -                   264                      363
 Deferred income taxes                     -                     -                      139
  Total Current Liabilities            3,221                 3,057                    1,951

LONG-TERM LIABILITIES

NOTE PAYABLE TO BANK                   7,200                 6,000                    6,200
DEFERRED INCOME TAXES                    299                   158                      274





LONG-TERM DEBT,
 Excluding Current Portion             1,825                 2,856                    3,608
TOTAL LIABILITIES                     12,545                12,071                   12,033

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred Stock, $.001
 par value per share; 1,000
  shares authorized;
  no shares issued and outstanding        -                      -                       -
 Common Stock, $.001 par value
  per share; 20,000
  shares  authorized; 8,638,
  8,359 and 8,222 shares issued
  and outstanding at September
  30, 1995, December 31, 1994
   and September 30, 1994,
  respectively                           9                      8                        8
Additional paid-in capital          20,884                 20,390                   20,154
 Retained earnings                   4,475                  3,858                    3,670
                                    25,368                 24,256                   23,832
Common Stock held in treasury,
  at cost-217,
 207 and 207 shares at
  September  30, 1995,
  December 31,
 1994 and September 30, 1994,
  respectively                      (1,032)                  (919)                    (919)

   Total Stockholders' Equity       24,336                 23,337                   22,913

TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY                            $36,881                $35,408                 $34,946


Page 4 of 13 Pages

                        THE CARE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME


                                                        For The Nine Months Ended
                                                                September 30,


                                                      1995                    1994
(In thousands, except
  per share data)                                  (Unaudited)            (Unaudited)
NET REVENUES                                          $30,648                $26,624

COST OF REVENUES                                       15,665                 14,703

GROSS PROFIT                                           14,983                 11,921

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                13,334                  9,739

OPERATING INCOME                                        1,649                  2,182

INTEREST:
  Interest income                                          27                     14
  Interest expense                                       (478)                  (407)
Net interest expense                                     (451)                  (393)

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                          1,198                  1,789

PROVISION FOR INCOME TAXES                                581                    763

NET INCOME                                               $617                 $1,026

 NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARES                                       $.07                   $.14

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING                                            8,424                  7,589

                        Page 5 of 13 Pages


THE CARE GROUP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME

                                                              For The Three Months Ended
                                                                    September 30,


                                                               1995                  1994
(In thousands, except per
  share data)                                              (Unaudited)           (Unaudited)
NET REVENUES                                                   $9,592               $10,210
COST OF REVENUES                                                5,275                 5,404

GROSS PROFIT                                                   4,317                  4,806
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                        3,880                  3,952

OPERATING INCOME                                                 437                    854

INTEREST:
Interest income                                                   11                      4
  Interest expense                                              (168)                  (204)
        Net interest expense                                    (157)                  (200)

INCOME BEFORE PROVISION FOR
 INCOME TAXES                                                    280                    654

PROVISION FOR INCOME TAXES                                       133                    286

NET INCOME                                                      $147                   $368

NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARES                                             $.02                    $.05

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING                                                  8,450                   7,985


Page 6 of 13 Pages


                                     THE CARE GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      For The Nine Months Ended September 30,
(In thousands)                                             1995                      1994
                                                       (unaudited)                (unaudited)
OPERATING ACTIVITIES:
Net Income                                                   $617                      $1,026

Adjustments to reconcile
 net income to net cash
 provided by (used in)
 operating activities:
Depreciation and  amortization                               950                          910
Provision for bad debts                                      792                            -
Unrealized (gain) loss on marketable securities              (77)                          39
(Gain) loss on sale of marketable securities                 (71)                         109
Provision for deferred income taxes                          141                         (347)
Changes in assets and liabilities:
 Accounts receivable                                      (1,018)                      (1,447)
 Inventories                                                (124)                        (607)
 Prepaid expenses and other current assets                  (292)                         (54)
 Other assets                                                 79                         (126)
 Accounts payable                                           (178)                         143
 Accrued expenses                                           (367)                        (259)
 Income taxes payable                                       (264)                         296
   Net cash provided  by (used in)
   operating activities                                      188                         (317)

 INVESTING ACTIVITIES:
 Purchases of property and equipment                      (1,053)                        (495)
 Payments for intangible assets acquired                    (473)                        (642)
 Restrictive covenant                                        (71)                           -
 Investment in certified home health agency                 (413)                           -
 Investment in licensed home health agency                  (100)                           -
 Net sales (purchases) of marketable securities               88                          (60)
   Net cash used in  investing activities                 (2,022)                      (1,197)



FINANCING ACTIVITIES:
 Proceeds from bank loan                                   1,200                        3,200
 Proceeds from long-term debt                                367                            -
 Repayments of long-term debt                               (425)                      (2,778)
 Proceeds from exercise of stock options                     553                          328
 Purchases of treasury stock                                (847)                           -
 Sales of treasury stock                                     676                            -
  Net cash provided by financing activities                1,524                          750

NET DECREASE IN CASH
 AND CASH EQUIVALENTS                                       (310)                        (764)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                         577                        1,342

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                             $ 267                        $ 578

Supplemental Disclosure of
 Cash Flow Information:
 Interest Paid                                             $ 478                        $ 309
 Taxes Paid                                                $ 927                        $ 751
Supplemental Disclosure of non-cash investing
 and financing activities:
 Increase in accounts receivable allowance and
    goodwill related to a prior acquisition                 $258                          $ -
 Issuance of stock in connection with acquisitions           $ -                      $ 2,708
 Issuance of note in connection with acquisitions            $ -                      $ 3,600
 Issuance of stock for employment agreements                 $ -                        $ 200


                            Page 7 of 13 Pages

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

NOTE 2 - COMMITMENTS

On September 22, 1994, the Company entered into a stock acquisition agreement to acquire all of the outstanding common stock of a certified home health agency. The purchase price, as amended in February 1995, is for an amount less than $1,000,000, of which $62,500 was paid in 1994, and $400,000 was paid in 1995 in connection with the amendment to the agreement. Such amounts are included in other assets as of September 30, 1995. The remaining purchase price is payable one-half at closing, as defined, and one-half within one year from the closing date, with interest at 8 percent per annum. Pursuant to the terms of the agreement, as amended, the acquisition is subject to certain contingencies. If the acquisition is not approved, the portion of the purchase price paid in advance is refundable.

Additionally, the Company intends to enter into an agreement to acquire all of the outstanding common stock of a licensed home health agency. The purchase price will be for an amount less than $1,000,000, of which $100,000 was advanced in 1995 in connection with the agreement. Such amount is included in other assets as of September 30, 1995. The acquisition is subject to certain contingencies. If the acquisition is not approved, the portion of the purchase price paid in advance is refundable.




Page 8 of 13 Pages

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's analysis is intended to describe narratively the Company's consolidated financial condition and its consolidated results of operations. It should be read in conjunction with the Company's consolidated financial statements and the accompanying notes.


                                RESULTS OF OPERATIONS
                      FOR NINE MONTHS ENDED SEPTEMBER 30, 1995

Net revenues for the nine months ended
September 30, 1995 increased to $30,648,000 as compared to $26,624,000 for the comparable period last year. The increase of $4,024,000 or 15% was attributed to several factors. Approximately $2,000,000, or 7.5%, of the increase was attributable to prior year acquisitions. The balance is the result of internal growth in existing branches.

The cost of revenues for the nine months ended September 30, 1995 as a percentage of net revenues was 51% as compared to 55% for the comparable period last year. The decrease is primarily due to the Company increasing its durable medical equipment ("DME") business which has a lower cost of revenues than the nursing and infusion therapy businesses.

The Company's selling, general and administrative ("SG&A") expenses as a percentage of net revenues for the nine months ended September 30, 1995 was 44% as compared to 37% for the comparable period in 1994. This increase is due in part to the Company's expanding DME business and costs associated with the establishment of the Company's new subsidiary, Mail Order Meds, Inc. ("MOM"), as well as a decrease in infusion sales in the third quarter from the Company's New York City branch. Infusion sales generally have higher net profits than nursing or DME sales.

Net income for the nine months ended September 30, 1995 decreased to $617,000 ($.07 per share) as compared with $1,026,000 ($.14 per share) for the same period in 1994. Net income as a percentage of net revenues for the nine months ended September 30, 1995 was 2.0% as compared to 3.9% for the same period last year. The decrease in net income of approximately $400,000 was due to start-up costs of the Company's MOM division and the reduction of the Company's gross profit margin of 2% in its infusion business as a result of reduced pricing from increased managed care.

Page 9 of 13 Pages

                                 RESULTS OF OPERATIONS
                       FOR THREE MONTHS ENDED SEPTEMBER 30, 1995

Net revenues for the three months ended September 30, 1995 decreased to $9,592,000 as compared to $10,210,000 for the comparable period last year, due to a decrease in revenues from the Company's infusion services division. Infusion services were affected by an increase in managed care business in New York which caused patient volume to decrease. Managed care entities control an increasing portion of the patient referral. The Company has now applied for several contracts in New York, which if obtained, will offset the decrease previously experienced.
Management believes this was a temporary reduction and will not continue into the fourth quarter (although there can be no assurance).

Cost of revenues for the three months ended September 30, 1995 as a percentage of net revenues was 55% as compared to 53% for the same period in 1994. The increase in the cost of revenues as a percentage of net revenues was attributable to slightly lower margins with respect to the Company's infusion business. The lower margins are the result of managed care reducing prices on home infusion services.

The Company's selling, general and administrative (SG&A) expenses as a percentage of net revenues for the three months ended September 30, 1995 increased to 40% as compared to 39% for the same period in 1994. This slight increase is due to the decrease in infusion sales which have higher net profits than nursing or DME sales.

Net income for the three months ended September 30, 1995 decreased to $147,000 ($.02 per share) as compared with $368,000 ($.05 per share) for the same period in 1994. Net income as a percentage of net revenues for the three months ended September 30, 1995 was 1.5% as compared to 3.6% for the same period last year. The decrease in net income is attributable to a decrease in infusion service revenue and a reduction in the gross profit margins by 2%, both due to the increasing impact of managed care.

Page 10 of 13 Pages

                            FINANCIAL CONDITION AND LIQUIDITY

Current assets increased to $18,688,000 at September 30, 1995 from $18,629,000 at December 31, 1994. The increase of $59,000 in current assets is due to the Company's increase in inventories and prepaid expenses. This was partially offset by a decrease in cash and accounts receivable. The decrease in cash was primarily a result of the Company's investments in home health agencies.

At September 30, 1995, working capital was $15,467,000 as compared to $15,572,000 at December 31, 1994. The decrease of $105,000 is primarily attributable to the increase in the current portion of long-term debt, which was partrially offset by the decrease in accounts payable and accrued expenses.

The Company has a term revolving credit agreement with its bank which provides for borrowings of up to $7,500,000, expiring February 14, 1997. The Company may borrow up to 70% of eligible receivables, as defined pursuant to the terms of the revolving credit agreement. Interest is charged at prime (8.75 percent at September 30, 1995) plus one-half percent. The outstanding balance under this arrangement at September 30,1995 was $7,200,000.

The average days sales in outstanding receivables decreased from 159 days for the year ended December 31, 1994 to 139 days for the nine months ended September 31, 1995 based upon net sales and net accounts receivable during the respective periods. The reduction is the result of management's continued effort to reduce the accounts receivable days outstanding. Delays resulting from increased third-party payor scrutiny of invoices, refusal to pay or an increased proportion of Medicare and Medicaid patients could in the future have a materially adverse effect on the Company's liquidity and general financial condition.

During the period January 1, 1995 through September 30, 1995, the Company received approximately $553,000 from the exercise of 219,000 stock options.










                        Page 11 of 13 Pages

PART II

                                 OTHER INFORMATION

Item 1.  Legal Proceedings

See the Company's Reports on Form 10-Q for the quarter ended March 31,
1995 and 10-K for the year ended December 31, 1994 with respect to the legal proceeding involving the Company's subsidiary Advanced Care Associates, Inc.

Item 2.  Change in Securities

         N/A

Item 3.  Defaults upon Senior Securities

         N/A
Item 5.  Other Information

         N/A

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits.

             None

         b.  Reports on Form 8-K.

             None















                        Page 12 of 13 pages

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     The Care Group, Inc.
                                        (Registrant)


Dated: November 8, 1995

                                    /s/ Ann T. Mittasch

                                        Ann T. Mittasch
                                        President and Chairman



Dated: November 8, 1995
                                    /s/ Pat H. Celli

                                        Pat H. Celli
                                         Chief Financial Officer
                                        (Principal Financial Officer)












                        Page 13 of 13 pages