Form 10-K
period 1995-12-31
CARE GROUP INC
filed 1996-04-01
CIK 847935

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                          COMMISSION FILE NO. 0-17821

                              THE CARE GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                               DELAWARE 11-2962027
                (STATE OR OTHER JURISDICTION OF (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION) IDENTIFICATION NO.)

                 ONE HOLLOW LANE, LAKE SUCCESS, NEW YORK 11042
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516)869-8383

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X  .  No      .

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment in this Form 10K.[ ]

As of March 18, 1996, the registrant had outstanding 8,450,019 shares of Common Stock, $.001 par value per share.

As of March 18, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $16,900,000.

Documents Incorporated by Reference: The Company=s Proxy Statement for its Annual Meeting of Stockholders, to be held July 8, 1996, definitive copies of which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant=s 1995 fiscal year; this document will be incorporated into Part III of the Form 10-K.

TABLE OF CONTENTS

                                                                     Page(s)
Part I
  Item 1.  Business                                                  1-7
  Item 2.  Properties                                                  8
  Item 3.  Legal Proceedings                                         8-9
  Item 4.  Submission of Matters to a Vote of  Security
           Holders                                                     9
Part II
  Item 5.  Market Information                                       9-10
  Item 6.  Selected Consolidated Financial Data                       11
  Item 7.  Management's Discussion and Analysis
           of Consolidated Financial Condition and
           Results of Operations                                   12-14


  Item 8.  Consolidated Financial Statements and
           Supplementary Data                                         15
  Item 9.  Changes in and Disagreements with
           Accountants on Accounting and Financial
           Disclosure                                                 15
Part III
  Item 10. Directors and Executive Officers of the
           Registrant                                                 35
  Item 11. Executive Compensation                                     35
  Item 12. Security Ownership of Certain Beneficial
           Owners and Management                                      35
  Item 13. Certain Relationships and Related
           Transactions                                               35
Part IV
  Item 14. Exhibits,  Consolidated Financial Statements,
           Financial Statement Schedules, and Reports
           on Form 8-K                                             35-40

Signatures                                                            41

PART I
Item 1.  Business

General Development of Business

The Care Group, Inc., a Delaware corporation ("Registrant"), and its wholly-owned subsidiaries (collectively, the "Company") provide homecare and alternative site care to specific patient populations through the Company's fully integrated nursing, pharmaceutical and specialty durable medical equipment programs. The Company's business is primarily the care and treatment of patients with the Human Immunodeficiency Virus (-HIV-) and Acquired Immune Deficiency Syndrome (-AIDS-). The Company is capable of competing with larger providers by filling the needs of these niche markets. Over the past decade, the scope of care provided by the Company has been expanded and at present offers a wide range of nursing and pharmaceutical services from nursing para-professionals to registered nurses with advanced certification(s) and from oral medications to infusion therapies. On May 18, 1994, the Company acquired Advanced Care Associates, Inc., Advanced Care CPM, Inc. and Millwo Inc., Pennsylvania corporations (-Advanced Care-). Advanced Care is a provider of durable medical equipment and sleep studies to patients at home and in rehabilitation centers. On July 18, 1994, the Company acquired the assets of Clinical Care Services, Inc., a Georgia corporation (-Clinical-). Clinical is a provider of home health services including nursing and home infusion therapy. During 1995, the Company commenced the operations of Mail Order Meds, Inc. (-MOM-). MOM is a mail order pharmacy located in Austin, Texas. On September 12, 1995, the Company acquired Therapeutic Innovations, Inc., a Texas corporation (-Therapeutic-). Therapeutic is a provider of both in-patient and out-patient care for the pediatric market. The Company's mix of business is approximately 31 percent nursing, 57 percent pharmaceuticals and 12 percent durable medical equipment. Currently, the Company provides its nursing and pharmaceutical services in Atlanta, GA; Austin, TX; Dallas, TX; Houston, TX; Los Angeles, CA; and New York City, NY. Each branch has a clinical pharmacy adjacent to the Company's nursing office, combining the nursing and pharmaceutical disciplines, enabling the Company to provide state-of-the-art case management. Advanced Care is located in Fort Washington, Pennsylvania. The Company has also established a separate division providing durable medical equipment in the Company=s Houston branch.

Description of Business

Home Healthcare Services

Treating a patient at home can include para-professional nursing care, nursing care, intermittent nursing visits, physical or occupational therapist visits, social worker consultations, administration of pharmaceutical therapies and therapy or care utilizing durable medical equipment and devices. Plans of treatment establish the needs of a specific patient. Home healthcare begins with a physician=s order for nursing and/or pharmaceutical regimens and/or ancillary services. These orders are implemented by the Company's clinical nursing and/or clinical pharmacy team which works closely with the physician to monitor the patient's progress. The on-going collaboration among physicians, nurses, therapists and pharmacists enables the patient to stay at home. The significant increases in the cost of hospitalization have increased the acceptance of home health care by insurance companies over the past decade. Patients that the

Company specializes in treating, due to the nature of their illnesses, are among the most expensive patient populations to the insurance companies, making the Company's services a cost effective alternative. During the past decade, advances in technology, which include the miniaturization of equipment and the increasing number of intravenous pharmaceutical therapies, have enabled the home to become a "hospital without walls".

How The Company Delivers Care

Important to the Company's role as a homecare provider is the development of clinical nursing and pharmaceutical policies and procedures that ensures that each branch operates under the same clinical standards of excellence that have been established by the Company. These policies and procedures begin with the intake process and are followed through every phase of the patients' care, including discharge procedures. The continual interaction among the patient's physician and the Company's clinical staff monitor the progress of the patient and modify his/her regimen according to his/her specific needs. For example, a patient who was under 24-hour care may have progressed and now only requires intermittent nursing visits. Conversely, the opposite situation may occur. Many of the Company's HIV and other patients require constant attention to nursing notes, results of blood tests and other diagnostic tools that aid in providing the patient with high quality of care. Each branch has clinical and support personnel on call 24-hours-a-day, 365-days-a-year.

An integral part of the Company's clinical policies and procedures is the Company's Quality Assurance/Continuous Quality Improvement program which is reviewed quarterly by a Professional Advisory Board within each branch.
Each Professional Advisory Board is comprised of both employees and outside professionals including physicians, dietitians, social workers, consumers and nurses. Additionally, a Corporate Quality Assurance/Continuous Quality Improvement Advisory Board has been established to monitor the branches.

JCAHO Accreditation

All branches and Advanced Care are accredited by the Joint Commission on Accreditation of Healthcare Organizations (-JCAHO-). Accreditation by JCAHO has become a prerequisite for contracts from many insurance companies, health maintenance organizations (-HMO's-) and preferred provider organizations (-PPO's-).

Pharmaceutical Services/Home Infusion Therapies

Home infusion is an industry that began in the early 1980's with the advances in equipment that deliver intravenous therapies, including antibiotics, total parenteral nutrition therapy, chemotherapy and other pharmaceutical therapies. Previously, patients who required intravenous therapies were hospitalized for the duration of the treatment. The Company entered into home infusion operations in 1991 with the acquisition of CareLine, Inc., in Dallas, TX. Subsequent to the acquisition, clinical pharmacies were opened adjacent to nursing offices in all branches.

The miniaturization of pumps that deliver therapies intravenously have made the home the ideal environment for infusion. The advances in technology and computer controlled devices enable the patient to receive infusion treatment at home, and if the patient is ambulatory, he/she may receive infusion therapy while conducting his/her daily schedule. The cost savings of home infusion over hospitalization has made home infusion the cost effective choice, in addition to enhancing quality of life for patients and their families. The nursing requirements for a home infusion patient vary from a patient requiring intermittent nursing visits, 24 hour a day nursing care or, when clinically appropriate, a "teach and release" program may be implemented. In a "teach and release program", patients requiring long-term infusion therapies are taught how to assist in the monitoring of their regimen. The "teach and release" program enables a patient to maximize his/her insurance coverage by decreasing nursing expenditures.

As specialists in the care of HIV/AIDS patients, the Company has begun offering oral medications. This product category enables the Company to begin a relationship with the patient at an earlier point in time and continues to build upon the Company's expanded scope of care philosophy for referral sources. HIV/AIDS has transitioned from imminent death to a chronic illness, prior to the final stages, where oral medications have become a greater part of the care regimen than during the 1980's.

Durable Medical Equipment (-DME-)

With the acquisition of Advanced Care in May 1994 and the establishment of a separate division within the Company=s existing Houston branch, the Company expanded its DME business.

Advanced Care markets a product line that consists of therapy products which are provided to patients in the home setting. These products are used primarily for the treatment of post-operative and chronic conditions. Advanced Care also performs diagnostic sleep studies in the home or hospital. Advanced Care has marketing/sales teams in Connecticut, District of Columbia, Indiana, Illinois, Massachusetts, Maryland, New Jersey, New York,
Pennsylvania, Virginia, Texas and Mississippi.

The Company=s Houston branch provides durable medical equipment and respiratory products and services to patients in the home setting, specifically apnea monitors, oxygen concentrators, ventilators and nebulizers.


Mail Order Prescription

In January 1995, the Company began operations of its newly developed, wholly-owned subsidiary, Mail Order Meds, Inc. (-MOM-). MOM specializes in the distribution of HIV/AIDS pharmaceuticals, nutritional supplements, vitamins, herbals, educational books, books on tape and videos. MOM=s sales efforts are directed to individual consumers, physicians caring for HIV/AIDS patients, hospital discharge planners, insurance companies, HMO=s, PPO=s and other third-party payors. MOM is marketed to its target market through a combination of national/regional print advertising, direct mail, telemarketing and exhibiting at professional conferences. MOM=s sales and marketing services include its toll-free nutrition and social service referral help line.

Markets

The Home Healthcare Industry

Healthcare represents the largest single industry in the United States. The advancements in technology during the past decade have transformed homecare into a more sophisticated service combining nursing, physical and occupational therapy, pharmaceutical infusion therapy, and other ancillary services as well as the use of durable medical equipment products which are commonly referred to as "high-tech" home healthcare. The advancements in technology have made possible the implementation of procedures that were previously available only in hospitals. The Company believes that home and alternative site care will continue to grow.

Management believes that the changing healthcare environment will result in strategic alliances among individual physicians, physician groups and Individual Practice Associations (-IPA's-) aligning with HMO's, managed care companies and hospitals. These strategic alliances will create many opportunities, including possible joint ventures for the Company.

Management believes, although there can be no assurance, that healthcare service will be purchased regionally and the Company plans to continue its strategy of building full service branches in all locations where the Company conducts business. Additionally, management believes that a full service health care facility or company will be more important and valuable to payors than the number of branch locations throughout the United States.

Marketing And Sales

Sales are generated from referrals by physicians, case managers, discharge planners, HMO's, PPO's, community organizations and hospitals. The Company's branch managers devote a significant amount of time to marketing the services of the Company to these referral and payment sources. In addition, each branch has one to three employees whose sole responsibility is the marketing of the Company's services. Traditional marketing techniques employed by the branch managers and salespeople include direct solicitation, direct mail, exhibitions at professional conferences/seminars, submission of proposals with attractive pricing for contractual arrangements, active participation in community events and an on-going commitment to customer service.


Corporate personnel work closely with those individuals at the branch locations responsible for marketing to enhance their efforts and simultaneously develop a corporate presence with referral sources. Additionally, national professional conferences are attended by corporate personnel and branch representatives.

Marketing representatives assisted by clinicians from the branch locations present the Company's nursing and pharmaceutical services in conjunction with value added services. For example, services/educational programs are conducted by the Company's branch personnel to educate the referral sources about current information regarding the types of services/products provided by the Company to its specialized patient populations.

As a result of the changing healthcare environment, third-party payors are becoming more involved in the selection of the homecare provider. The Company has established a reputation as a cost conscious provider which positions the Company favorably with these payors. At present, the Company has several contracts with third-party payors.

Major Customers

The Company has one customer that accounted for approximately 8 percent, 9 percent and 16 percent of its net operating revenues for the years ended December 31, 1995, 1994, and 1993, respectively.

Reimbursement For Services

In excess of 97 percent of the Company's revenues are received from third-party payors (insurance companies or government agencies) with payment from the patient comprising the balance. In order to assure payment, the Company's reimbursement specialists verify the patient's insurance coverage as part of the patient intake system. At present, it is common for prices to be negotiated during the verification process for the services to be rendered. The Company's reimbursement specialists continue to monitor the patient's insurance coverage until discharge. Due to the catastrophic nature of the illnesses of the Company's patient population, the Company's reimbursement specialists continually monitor the lifetime limits, the availability of special state programs and other reimbursement related issues. In an effort by payors to control costs, verification and negotiation are becoming standard procedures on an industry-wide basis.

In addition to verification and negotiation, the Company typically obtains an assignment of benefits from the patient that enables the Company to file the claims for its services with the third-party payor. Once reimbursement processing has been established with the third-party payor, claims processing and reimbursement for a patient tend to become routine, subject to continued patient eligibility and other coverage limitations.


Competition

The home healthcare market, which includes infusion, durable medical equipment and nursing, is highly competitive. Management anticipates that competition for patient referrals will intensify in substantially all of the areas in which the Company conducts its business. The Company believes that the primary competitive factors in the home healthcare and infusion therapy industries are the quality of care and pricing. Management believes that the Company is able to offer both reasonable prices and high quality care.

Consolidation in the homecare industry has created conglomerates that have hundreds of branches throughout the United States. Management believes that the continued development of the Company's regional philosophy, continued emphasis on specialization, as well as positioning as a niche provider, enables the Company to successfully compete with larger providers.

Subsidiaries

The Company operates through its wholly-owned subsidiaries. The Company's current operating subsidiaries include the following:


                                           DATE OF
       NAME                             INCORPORATION

The Care Group of New York, Inc.       November, 1986
CareLine of New York, Inc.             September, 1991

The Care Group of Georgia, Inc.        June, 1988
CareLine of Georgia, Inc.              September, 1991

The Care Group of Texas, Inc.          April, 1991
CareLine of Houston, Inc.              September, 1991
CareLine of Dallas, Inc.               May, 1987
Mail Order Meds, Inc. (M.O.M.)         September, 1994

The Care Group of Los Angeles, Inc.    September, 1992

Advanced Care Associates, Inc.         November, 1987

Regulatory Requirements

Home Health Care Services

The Company's business is subject to extensive governmental regulations. The Company is required to obtain a license and/or Certificate of Need in each state where it conducts business. Under each such license and Certificate of Need, the Company is subject to, among other things, reporting requirements, operating requirements and restrictions on changes in effective control or ownership. The Company's licenses and certificates are subject to periodic review and there can be no assurance of renewal.

Home Infusion Services

The Company's home infusion services are subject to state and Federal regulations. For example, each of the Company=s infusion offices is a duly licensed pharmacy. Most therapies offered are prescription-based and, accordingly, must be dispensed by pharmacists and administered by registered nurses who are licensed by the states in which the Company operates.

The Company believes that it is currently in substantial compliance with regulatory requirements. If the Company violates any applicable rules or regulations or other applicable laws, the Company may be subject to fines, license revocation, civil lawsuits or criminal actions, any of which could have a materially adverse effect on the Company. See -Part 1, Item 3- Legal Proceedings-.

Insurance

The Company carries an error and omission policy covering certain negligence and other acts by the Company's nurses and nurse's aides with liability limitations of $1,000,000 for professional liability plus a $7,000,000 umbrella, for total coverage of $8,000,000 for any individual act.

The Company carries $3,000,000 of coverage for all directors and officers. The Company also carries additional insurance policies covering certain property damage and employee disability. Management believes the policies in place are more than adequate and are priced at affordable rates. There can be no assurance that such insurance policies will continue to be available to the Company at rates which the Company can afford, or, that they will adequately cover the Company=s losses resulting from negligence, malpractice or any other claims.

Employees

As of December 31, 1995, the Company had 525 employees. The Company=s employees are not currently represented by a labor union or other labor organization.

Management Information Systems

The Company=s offices are equipped with local area networks (-LANs-) and computer software that allow the Company=s locations to access the centralized computer system. The current system has enabled the Company to standardize all its branch offices around one computer software system.

In order to improve the branch offices= capabilities, the Company is in the process of replacing the current system with more sophisticated hardware and software that are less dependent on the Company=s corporate computer. The installation of the new system in the existing branch locations will be completed by the third quarter of 1996. The Company believes the new system will improve branch operating efficiencies and allow each of its branch offices to tailor its respective system to meet the specific operating requirements at such branch office.

Item 2.  Properties

The Company's executive office is located in Lake Success, New York, a suburb of New York City, in approximately 5,500 square feet of leased space.

The Company maintains an office in each city where it conducts business (See
- -Item 1 - Business - General Development of Business-). Each of the Company's seven office locations, plus the executive office, leases approximately 1,500 to 7,600 square feet of office space in its respective location. The Company's leased properties are suitable and adequate for the Company=s current needs and additional space is expected to be available as needed at competitive rates. The Company paid approximately $960,000 for office rent in 1995.

Item 3.  Legal Proceedings

On May 18, 1994, the Company acquired all the stock of Advanced Care Associates, Inc., Advanced Care CPM, Inc. and Millwo Inc. (-Advanced Care-) for an aggregate consideration of $5,268,000, of which $3,000,000 was in the form of promissory notes, due in twenty-four equal monthly installments beginning July 10, 1995. No payments have been made on these promissory notes at this time. The Company also entered into employment agreements with the prior owners of Advanced Care, although the prior owners are no longer employed by the Company.

On September 30, 1994, Advanced Care and its former owners were served with a civil lawsuit by the Department of Justice (United States District Court of Pennsylvania, Eastern District) alleging improper Medicare billing and reimbursement practices during some or all of the period from 1989 through May 1994. All allegations in the complaint involve the time prior to the Company=s purchase of Advanced Care in May 1994. The government is currently seeking monetary damages. In March 1996, an informal agreement in principle has been reached amongst the parties, subject to negotiation and execution of a definitive agreement. Management believes that the outcome of this matter will not have a material adverse effect on the consolidated financial statements of the Company, although there can be no assurance to this effect. See -Management=s Discussion and Analysis of Consolidated Financial Condition and Results of Operations- and Notes 3 and 17 to the consolidated financial statements.

In the purchase agreement, the prior owners of Advanced Care indemnify the Company from and against all activities of Advanced Care prior to the acquisition. The Company has advised the previous owners that they will be held responsible for this claim pursuant to the indemnification provisions contained in the agreement.

On October 17, 1994, the Company filed a lawsuit against the former owners of Advanced Care (New York Supreme Court, Nassau County). The lawsuit alleges, among other matters, that the former owners knowingly misrepresented the financial condition of Advanced Care prior to the Company entering into the purchase and employment agreements dated May 18, 1994. The Company is seeking rescission of the employment agreements and monetary damages. The Company expects that the litigation involving Advanced Care and its prior owners will be settled in 1996, although there can be no assurance. See
- -Management=s Discussion and Analysis of Consolidated Financial Condition and Results of Operations- and Notes 3 and 17 to the consolidated financial statements.

The Company is also involved in legal proceedings arising in the ordinary course of business. Management believes that any liability that may result upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the consolidated financial condition of the Company or its results of operations, although there can be no assurance to this effect.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

PART II

Item 5.  Market Information

The Company's Common Stock is traded in the over-the-counter market and quoted on the NASDAQ National Market System under the symbol CARE. The following table sets forth the high and low bid prices for the Company's Common Stock for each quarter for the last two fiscal years as quoted on the NASDAQ National Market System. The prices set forth below represent prices between dealers, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

MARKET PRICES

Year Ended December 31, 1994
                                    High*                 Low

First Quarter.................  ...$4.69                $3.50
Second Quarter....................  4.50                 3.44
Third Quarter.......................3.75                 2.00
Fourth Quarter......................4.38                 2.13

Year Ended December 31, 1995

First Quarter......................$6.50                $4.38
Second Quarter......................4.56                 3.13
Third Quarter.......................4.25                 3.50
Fourth Quarter......................3.62                 1.68





Dividends

The Company has not paid any cash dividends on its Common Stock. The Company intends to retain all earnings for the operation and expansion of its business, and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon the Company's results of operations, financial condition and capital requirements, as well as such other factors as the Company's Board of Directors may consider.

NUMBER OF STOCKHOLDERS

As of March 19, 1996, there were 299 holders of record of the outstanding shares of Common Stock (according to the records of the Company=s transfer agent, American Stock Transfer & Trust Company). Since most holders of the Company=s stock have placed their shares in street name, this figure is much lower than the actual number of beneficial holders of common stock, which is estimated to be approximately 3,000 stockholders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (in thousands, except per share data)

The consolidated financial data included in this table with respect to each year in the five-year period ended December 31, 1995, and at each year-end date in such period, have been selected by the Company and have been derived from the Company=s audited consolidated financial statements for those years. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this Form 10-K.

                               YEAR ENDED DECEMBER 31,
CONSOLIDATED STATEMENTS
 OF OPERATIONS DATA              1995        1994        1993     1992
1991
Net Revenues                $39,718     $36,381     $29,537  $28,266 $22,425

Operating Expenses           37,586      33,777      28,502   27,165  21,183

Income Before Income
 Taxes and Extraordinary
  Item                        1,444      2,146         870     1,206   1,146

Extraordinary Item
 Net of Tax Benefit          ------     ------       ------  (1,145)   ------

Net Income (Loss)             746      1,214         460      (521)     751

Income Per Common and
 Common Equivalent
 Shares Before
 Extraordinary Item           .09       .16         .08       .10     .18

Extraordinary item net
 of tax benefit               ------     ------      ------     (.19)  ------

Net Income (Loss) Per
 Common and Common
 Equivalent Shares             .09        .16         .08       (.09)     .18

Cash Dividends Declared      ------     ------      ------     ------   ------

CONSOLIDATED BALANCE SHEET DATA                      DECEMBER 31,
                               1995        1994        1993     1992     1991
Total Assets                 $37,010    $35,408     $24,457  $20,527  $21,186
Long-term Obligations          8,522      9,014         133      480      944
Total Liabilities             12,619     12,071       5,806    3,553    5,019
Redeemable Common Stock        1,000    -------     -------  -------   -------
Stockholders' Equity          23,391     23,337      18,651   16,974    16,167

See Item 8, Note 3 - -Business Combinations- and Item 7 - -Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations", for information that affects comparability of the foregoing data.

Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Results of Operations

Comparison of Year Ended December 31, 1995 to Year Ended December 31, 1994

Net revenues for the twelve months ended December 31, 1995 increased to $39,718,000 compared to $36,381,000 for the same period last year. The 9 percent increase was primarily due to internal growth in most existing offices and the establishment of the Company=s Mail Order Meds= (-MOM-) operation.

Cost of revenues for the year ended December 31, 1995 were $20,165,000 or 51 percent of net revenues as compared to $20,031,000 or 55 percent of net revenues in the prior year. The 4 percent decrease is primarily attributable to the growth of revenue from the DME business, as compared to nursing revenues. The infusion and durable medical equipment businesses typically have higher gross profit margins than traditional nursing and home health aide services.

The Company=s selling, general and administrative expenses (-SG&A-) as a percentage of net revenues was 44 percent for 1995 as compared to 38 percent for 1994. This increase is due to an increase in bad debt expense due to additional write-offs of accounts receivable during 1995. Bad debt expense was $2,400,000 for 1995, or 6 percent of net revenues, versus $180,000, or .5 percent of net revenues, in 1994.

Net income was $746,000 or $.09 per share in 1995 as compared to $1,214,000 or $.16 per share for the prior year. The difference in net income is primarily attributable to the Company=s MOM operation, which in its first full year of operation produced revenue of $1,200,000 and a pretax operating loss of $500,000. The Company=s MOM operation currently services in excess of 1,000 HIV positive patients and is currently a break-even operation.

Comparison of Year Ended December 31, 1994 to Year Ended December 31, 1993

Net revenues for the twelve months ended December 31, 1994 increased to $36,381,000 compared to $29,537,000 for 1993. The 23 percent increase was primarily due to continued expansion of the Company's patient volume in all existing locations, the acquisition of Advanced Care and certain affiliates (-Advanced Care-) in May 1994 and the acquisition of Clinical Care Services, Inc. in July 1994.

Cost of revenues for the year ended December 31, 1994 were $20,031,000 or 55 percent of net revenue as compared to $17,864,000 or 60 percent in the prior year. The 5 percent decrease is primarily attributable to lower direct costs relating to Advanced Care=s business.

The Company's SG&A as a percentage of net revenue was 38 percent for 1994 as compared to 36 percent for the same period in 1993. This increase is primarily the result of an increase in sales salaries resulting from the acquisition of Advanced Care.

Net income was $1,214,000 in 1994 as compared to $460,000 for 1993. The increase of $754,000 or 164 percent is primarily due to a larger percentage of the Company=s revenue being derived from higher margin infusion and durable medical equipment sales in 1994 as compared to 1993.

Financial Condition and Liquidity

Current assets remained relatively unchanged at $18,552,000 at December 31, 1995 from $18,629,000 at December 31, 1994. The decrease of $77,000 in current assets is due to the Company's increase in inventories offset by the decrease in accounts receivable and marketable securities. The increase in inventories is attributable to the increase in the Company=s pharmacy and durable medical equipment business. The decrease in accounts receivable is primarily attributable to the increase in managed care, which resulted in the Company=s ability to bill and collect negotiated amounts, thereby causing accounts receivable to be billed and collected on a more timely basis. The decrease in marketable securities was primarily attributable to the Company=s ability to generate gains on short-term fluctuations in the security prices.

At December 31, 1995, working capital was $14,455,000 as compared to $15,572,000 at December 31, 1994. The decrease of $1,117,000 is attributable to the increase in the current portion of long-term debt, primarily as a
result of the pending litigation involving Advanced Care.   The Company has
calculated the current portion of the notes payable associated with the purchase of Advanced Care in accordance with the original terms of the agreements, offset by legal costs associated with the litigation, although no payments have been made on these notes. The Company expects a settlement of this litigation and a revised note agreement in 1996. See -Part I, Item 3 - Legal Proceedings- and Notes 3 and 17 to the consolidated financial statements.

The Company has a revolving term credit agreement with a bank which provides for borrowing up to $12,000,000, expiring November 16, 1998. The Company may borrow up to 70 percent of eligible receivables, as defined, plus the higher of $500,000 or 30 percent of eligible inventory, up to a maximum of $750,000, as defined, pursuant to the terms of the agreement. Interest is charged at prime (8.5 percent at December 31, 1995) plus percent. The outstanding balance under this arrangement at December 31, 1995 is $6,800,000.

At December 31, 1995, the Company was in default of a financial covenant specified in the amended credit agreement with the bank. The Company=s default arose from the failure to meet the minimum working capital requirements by approximately $345,000. The default resulted primarily from the Company recording the current portion of the notes payable related to the Advanced Care acquisition under the original terms of the note agreements. Although the Company is in the process of settling the litigation related to this acquisition (see Notes 3 and 17 to the consolidated financial statements) and has made no payments against these notes, the Company has continued to classify payments based upon the original terms of the note agreements, less costs relating to the litigation of approximately $579,000 at December 31, 1995. On March 25, 1996, the Company received a waiver from the bank for this covenant through April 30, 1996.

The average days in receivables decreased from 156 days at December 31, 1994 to 137 days at December 31, 1995 based upon net revenues and net accounts
receivable during the year.   This reduction is the result of management=s
continued effort to reduce the accounts receivable days outstanding and managed care, which permits more flexibility in negotiating timely payments of receivables. Delays resulting from increased third-party payor scrutiny of invoices, refusal to pay or an increased proportion of Medicare and Medicaid patients could have a materially adverse effect on the Company's liquidity and general financial condition.


During the period January 1, 1995 through December 31,1995, the Company received approximately $553,000 from the exercise of 219,000 employee stock options.

Although management anticipates that income from operations will increase, cash flow from operations may decrease because the Company's expanded operations will require increased investment in accounts receivable and inventories which may not be offset by increases in accounts payable.

Management believes that available marketable securities, cash generated from operations and funds available under its revolving credit agreement will be sufficient for the Company to satisfy the capital requirements associated with the Company=s future growth plans and to finance working capital requirements for the foreseeable future. The Company also anticipates seeking additional financing from other sources to continue its expansion.

Recent Accounting Pronouncements

Recent pronouncements of the Financial Accounting Standards Board (-FASB-), which are applicable to the Company and not required to be adopted at this date, include Statement of Financial Accounting Standards (-SFAS-) No. 121,
- -Accounting for the Impairment of Long-Lived Assets to be Disposed Of - and SFAS No. 123, -Accounting for
Stock-based Compensation.- These pronouncements are not expected to have a material impact on the Company=s consolidated financial statements upon adoption.

Item 8.  Consolidated Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and supplementary data are included in this Annual Report on Form 10-K at the pages set forth below.

                                                                   PAGE

Reports of Independent Certified Public Accountants             16 & 17

Consolidated Balance Sheets as of December 31, 1995 and 1994         18

Consolidated Statements of Income for the years
 ended December 31, 1995, 1994 and 1993                              19

Consolidated Statements of Stockholders' Equity
 for the years ended December 31, 1995, 1994 and 1993                20

Consolidated Statements of Cash Flows for the years
 ended December 31, 1995, 1994 and 1993                              21

Notes to Consolidated Financial Statements                      22 - 34



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None



                          INDEPENDENT AUDITORS' REPORT
                  To the Board of Directors and Stockholders of The Care Group, Inc.
Lake Success, New York

We have audited the accompanying consolidated balance sheets of The Care Group, Inc. and subsidiaries (the"Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14 for the years ended December 31, 1995 and 1994. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Care Group, Inc. and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such 1995 and 1994 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 1994 the Company changed its method of accounting for investments in debt and equity securities to conform with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

/s/Deloitte & Touche LLP

Jericho, New York
March 25, 1996


                                                  INDEPENDENT AUDITORS' REPORT

                 To the Board of Directors and Stockholders of
                              The Care Group, Inc.
                          Lake Success, New York 11040

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of The Care Group, Inc.
and subsidiaries (the "Company") for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the results of operations and cash flows of The Care Group, Inc. and subsidiaries for the year ended December 31, 1993 in conformity with generally accepted accounting principles.


/s/Holtz Rubenstein & Co., LLP
Holtz Rubenstein & Co., LLP
(Successors to the practice of Geschwind, Davidson & Co.,
Certified Public Accountants, who audited the financial
statements for the year ended December 31, 1993)

Melville, New York
March 22, 1994

THE CARE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

(In thousands, except per share data)       1995        1994
ASSETS
CURRENT ASSETS
 Cash and cash equivalents              $    561    $    577
 Marketable securities                       508         711
 Accounts receivable, net
 of allowances of
 $3,564 in 1995 and $4,186 in 1994        14,927      15,585
 Inventories                               1,763       1,163
 Prepaid expenses and other
  current assets                             793         593
TOTAL CURRENT ASSETS                      18,552      18,629
PROPERTY AND EQUIPMENT, at cost            5,416       3,808
 LESS - Accumulated depreciation           1,873       1,195
   Net Property and Equipment              3,543       2,613

INTANGIBLES - Net                         14,185      13,851

OTHER ASSETS                                 730         315

TOTAL                                   $ 37,010    $ 35,408

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Current portion of long-term debt      $  1,845    $    568
 Accounts payable                          1,302       1,374
 Accrued expenses                            950         851
 Income taxes payable                         --         264
 TOTAL CURRENT LIABILITIES                 4,097       3,057

NOTE PAYABLE - BANK                        6,800       6,000
DEFERRED INCOME TAXES                        322         158
LONG-TERM DEBT, excluding
 current portion                           1,400       2,856
TOTAL LIABILITIES                         12,619      12,071

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK,
 333,332 shares at $3
 per share                                 1,000          --

STOCKHOLDERS' EQUITY
 Preferred Stock, $.001 par
 value per share; 1,000
 shares authorized; no
 shares issued and outstanding                --          --
Common Stock, $.001 par value per
 share; 20,000
 shares authorized; 8,638 and
 8,359 shares issued
 and outstanding in 1995
 and 1994, respectively                        9           8
 Additional paid-in-capital               19,886      20,390
 Retained earnings                         4,604       3,858
                                          24,499      24,256
Common Stock held in treasury,
 at cost - 247 and 207 shares in
   1995 and 1994, respectively            (1,108)       (919)

 Total Stockholders' Equity               23,391      23,337

TOTAL                                   $ 37,010    $ 35,408

See notes to consolidated financial statements


THE CARE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31,


(In thousands, except per share data)                   1995        1994
                                                                    1993
NET REVENUES                            $ 39,718    $ 36,381    $ 29,537

COST OF REVENUES                          20,165      20,031      17,864

GROSS PROFIT                              19,553      16,350      11,673

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                  17,421      13,746      10,638

OPERATING INCOME                           2,132       2,604       1,035

INTEREST:
 Interest income                              32          21          23
 Interest expense                           (720)       (479)       (188)

Net Interest Expense                        (688)       (458)       (165)


INCOME BEFORE PROVISION
 FOR INCOME TAXES                          1,444       2,146         870

PROVISION FOR INCOME TAXES                   698         932         410

NET INCOME                              $    746    $  1,214    $    460

NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARES               $    .09    $    .16    $    .08

 WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING      8,425       7,746       6,054


See notes to consolidated financial statements.


THE CARE GROUP, INC.
CONSOLIDATED STATEMENTS
OF STOCKHOLDERS= EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, and 1993

                                                  Additional
(In thousands)                                                                                   Paid-In-Retained
                               Common Stock                                             Capital  EarningsTreasury Stock
                            Shares                                                      Amount   Shares  Amount
Balance,



 JANUARY 1, 1993                                               6,084   $6   $ 15,483    $2,184    136    $(699)

Proceeds from sales
 of Common Stock                                               1,181    1      1,236        --     --       --
Stock distributed to employees pursuant
  to employment agreements                                        30    -        200        --     --       --
Treasury stock acquired                                           --    -         --        --     71     (220)
Net income                                                        --    -         --       460     --       --

Balance, December 31, 1993                                     7,295    7     16,919     2,644    207     (919)

Proceeds from exercise
 of stock options                                                272    -        654        --     --       --
Stock distributed to
 employees pursuant
  to employment agreements                                        30    -        200        --     --       --
Stock issued for acquisitions                                    762    1      2,708        --     --       --
Adjustment for stock
  distributed to employees
  pursuant to employment
  agreements (Note 10)                                            --    -        (91)       --     --       --
Net income                                                        --    -         --     1,214     --       --

Balance, December 31, 1994                                     8,359    8     20,390     3,858    207     (919)

Proceeds from exercise
 of stock options                                                219    1        552        --     --       --
Stock distributed to
  employee pursuant
  to employment agreement                                         60    -         --        --     --       --
Treasury stock sold                                               --    -        (56)       --   (204)     734
Treasury stock acquired                                           --    -         --        --    244     (923)
Transfer to redeemable
 common stock                                                     --    -     (1,000)       --     --       --
Net income                                                        --    -         --       746     --       --

BALANCE, DECEMBER 31, 1995                                     8,638   $9   $ 19,886    $4,604           247  $(1,108)

See notes to consolidated financial statements.

THE CARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(In thousands)                                                           1995       1994       1993
OPERATING ACTIVITIES:
Net income                                                            $   746    $ 1,214    $   460
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                         1,328        908        860
  Provision for contractual allowances and bad debts                    1,788                1,402-
  Deferred tax expense (benefit)                                          156       (622)      (364)
  Unrealized (gain) loss on marketable securities                         (22)                  73-
  (Gain) loss on sale of marketable securities                            (84)       138         --
  Loss on sale of branch office                                            --         34         --
  Loss on sale of treasury stock                                           56         --         --
  Changes in assets and liabilities, net of effect of acquisitions:
   Marketable securities                                                  309        (67)        --
   Accounts receivable                                                 (1,370)    (3,014)    (1,925)
   Inventories                                                           (600)      (460)       151

   Prepaid expenses and other current assets                             (328)       410        450
   Other assets                                                            56        (56)         1
   Accounts payable                                                       (72)       225       (389)
   Accrued expenses                                                        99        106       (595)
   Income taxes payable                                                  (264)       197         67
   Net cash provided by (used in) operating activities                  1,798        488     (1,284)
INVESTING ACTIVITIES:
Purchases of property and equipment                                    (1,554)     (1013)      (369)
Sales of property and equipment                                            45        102         --
Additional costs for Care Line acquisition                                 --       (150)        --
Acquisition of Advanced Care, net of cash acquired                         --       (223)        --
Acquisition of Clinical Care, net of cash acquired                       (102)        --         --
Additional costs for Advanced Care acquisition                            (18)        --         --
Acquisition of Clinical Care, net of cash acquired                         --       (102)        --
Payments for intangible assets acquired                                    --         --       (801)
Organization costs                                                       (107)        --         --
Investment in certified home health agency                               (471)       (63)        --
Restrictive covenant                                                     (271)      (460)        --
Payments for
intangible assets acquired                                                 --       (801)      (615)
Proceeds from sale of assets of branch office                              --         65         --
Purchases of marketable securities, net                                    --         --        (25)
 Net cash used in investing activities                                 (2,376)    (1,844)    (1,195)

FINANCING ACTIVITIES:
 Proceeds from note payable - bank                                      1,200      7,214      2,600
 Repayments of note payable - bank                                       (400)        --         --
 Repayment of long-term debt                                             (546)    (7,186)       (16)
 Adjustment for stock distributed to employees                             --               (91)  -
 Proceeds from issuance of common stock                                    --      1,237      1,571
 Proceeds from issuance of common stock                                    --         --      1,237
 Proceeds from exercise of stock options                                  553        654         --
 Purchases of treasury stock                                             (923)        --       (220)
 Sales of treasury stock                                                  678         --         --
   Net cash provided by financing activities                              562        591      3,601

(DECREASE) increase in cash and cash
  equivalents                                                             (16)      (765)     1,122

Cash and cash equivalents, beginning of year                              577      1,342        220

Cash and cash equivalents, end of year                                $   561    $   577    $ 1,342

See notes to consolidated financial statements.

THE CARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 1 - NATURE OF BUSINESS

The principal business of the Company is providing home health care, including therapy, to patients with HIV (Human Immunodeficiency Virus) Disease, AIDS (Acquired Immune Deficiency Syndrome), cancer, and other diseases requiring high technology intermittent therapies. In 1994, the Company began selling and renting durable medical equipment through its newly acquired subsidiary, Advanced Care Associates, Inc. and affiliates (-Advanced Care-) (see Note 3). In 1995, the Company began mail order distribution of pharmaceuticals through Mail Order Meds, Inc., a newly formed subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation
The consolidated financial statements include the accounts of The Care Group, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

(b)  Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)  Cash and Cash Equivalents

Cash equivalents consist of short-term highly liquid investments which are readily convertible into cash, and have maturities of three months or less. At December 31, 1995, the Company maintained cash balances of approximately $330,000 in excess of Federal Deposit Insurance Corporation insured limits.

(d)  Marketable Securities

Marketable securities consist of widely diversified investments in stocks and bonds. During 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, -Accounting for Certain Investments in Debt and Equity Securities- (-SFAS 115"). SFAS 115 requires a positive intent and ability to hold debt securities to maturity as a precondition for reporting those securities at amortized cost. Securities not meeting the condition are considered either available-for-sale or trading, as defined, and are reported at fair value. Trading securities are reported at fair value with adjustments recorded through the consolidated statements of income. The investments owned by the Company are considered trading securities as they are bought and held principally for the purpose of selling them in the near term to generate a profit on short-term differences in price. Gross unrealized gains and gross unrealized losses related to trading securities are included in earnings for the years ended December 31, 1995 and 1994. Gross unrealized gains approximated $14,000 and $16,000, and gross unrealized losses approximated $65,000 and $89,000 as of December 31, 1995 and 1994, respectively.

 (e)  Accounts Receivable, net

Accounts receivable, net, is comprised principally of amounts expected to be collected from insurance companies for services provided.

THE CARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

 (f)  Inventories

Inventories, consisting of supplies, durable medical equipment and pharmaceuticals are stated at the lower of cost (first-in, first-out) or market.

(g)  Property and equipment

Leasehold improvements, furniture, equipment and equipment acquired under capitalized leases are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the furniture and equipment. Leasehold improvements are amortized over the period of the respective leases or the estimated useful lives of the assets, whichever is shorter. Equipment acquired under capitalized leases are depreciated on a straight-line basis over the estimated useful lives or the lease term, whichever is shorter.

(h)  Intangibles

Intangible assets resulting from acquisitions primarily consist of the excess of the acquisition cost over the fair value of the net assets acquired (goodwill). Goodwill is amortized on a straight-line basis over forty years. Other intangible assets are amortized over the estimated life of the related asset. Accumulated amortization was approximately $1,063,000 and $1,908,000 at December 31, 1995 and 1994, respectively. Amortization expense was approximately $665,000, $506,000, and $537,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

(i)  Revenue Recognition

Revenues are recognized at the time the service is provided to the patient. A substantial majority of the Company's revenues are billed to third-party Payors. These revenues are recognized net of known contractual adjustments. Payment from third-party Payors is dependent upon the specific benefits included in the patient's policy. The Company provides an allowance to cover the difference between the Company's billable charges and expected collections from third-party payors and patients.

(j)  Income Taxes

The Company adopted the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (-SFAS 109-) in 1993. Under SFAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets or liabilities. The adoption of SFAS 109 did not have a material effect on the consolidated financial statements of the Company.

(k)  Net Income Per Common and Common Equivalent Shares

Net income per common and common equivalent shares is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents result from dilutive stock options and warrants.

(l) Reclassifications

Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the presentation in the 1995 consolidated financial statements.

NOTE 3 - BUSINESS COMBINATIONS

On May 18, 1994, the Company acquired all the stock of Advanced Care Associates, Inc., Millwo Management, Inc. and Advanced Care CPM, Inc. (-Advanced Care-) in a transaction accounted for under the purchase method of accounting. Accordingly, assets and liabilities have been recorded at their fair value as of May 1, 1994, the effective date of acquisition, and the operations of Advanced Care have been included in the consolidated operations of the Company since that date.

The purchase price approximated $5,268,000 with the payment terms as follows:

  (a) 333,332 shares of the Company=s common stock valued at closing at $1,208,000;

  (b)  $1,060,000 in cash;  and

  (c) subordinated notes for $3,000,000 with interest at 7 percent, due in twenty-four equal monthly installments beginning July 10, 1995.

The excess of cost over the fair value of net assets acquired, which approximated $4,989,000, is being amortized over forty years.

On September 30, 1994, Advanced Care and its former owners were served with a civil lawsuit by the Department of Justice (United States District Court of Pennsylvania, Eastern District) alleging improper Medicare billing and reimbursement practices during some or all of the period from January 1989 through May 1994. All allegations in the complaint involve the time prior to the Company=s purchase of Advanced Care in 1994 (see Note 17).

On July 18, 1994, the Company acquired certain assets of Clinical Care Services, Inc. (-Clinical Care-), an infusion therapy provider in Atlanta, Georgia. The purchase price is the sum of:

  (a)  428,750 shares of common stock of the Company; and

  (b) a promissory note for $600,000 due in one lump sum in July 1997, with interest payable quarterly at the rate of 6 percent per annum.

The acquisition has been accounted for under the purchase method of accounting. Accordingly, assets and liabilities have been recorded at their fair values as of July 1, 1994, the effective date of acquisition, and the operations of Clinical Care have been included in the consolidated operations of the Company since that date. The excess of cost over the fair value of net assets acquired, which approximated $1,944,000, is being amortized over forty years.

On September 12, 1995, the Company acquired certain assets of Therapeutic Innovations, Inc. (-Therapeutic Innovations-), a physical therapy provider in Houston, Texas. The purchase price is the sum of:

  (a)  $62,500 in cash; and

  (b) a promissory note for $200,000 due in equal monthly payments over twenty months beginning October 12, 1995, with interest payable monthly at the rate of 5 percent per annum.

The acquisition has been accounted for under the purchase method of accounting. Accordingly, assets and liabilities have been recorded at their fair values as of September 12, 1995, the effective date of acquisition, and the operations of Therapeutic Innovations have been included in the consolidated operations of the Company since that date. The excess of cost over the fair value of net assets acquired, which approximated $250,000, is being amortized over forty years.




THE CARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

 NOTE 3 - BUSINESS COMBINATIONS (CONTINUED)

The following represents the unaudited proforma consolidated results of operations for the years ended December 31, 1994 and 1993, assuming the acquisition of Advanced Care had been consummated as of January 1, 1993. Financial information, relating to the operations of Clinical Care Services, Inc. and Therapeutic Innovations, Inc., prior to the respective acquisition dates was not available to the Company. As such, the proforma results do not reflect the operations of these entities prior to the effective dates of acquisition.

                    (In thousands, except per share data)
                           1994              1993
Net revenues           $37,661            $34,739
Net income           $     941            $   737
Net income per share $     .12            $   .12

NOTE 4 - RESTRICTIVE COVENANTS

On June 24, 1994, the Company entered into an employment agreement with a key employee, commencing June 1, 1994, for a period of four years. The agreement provides, among other things, a non-compete restriction for a one-year period beyond the term of the employment agreement. Pursuant to the terms of the employment agreement, as clarified on March 17, 1995, the Company was required to pay approximately $525,000 (through January 1995) in connection with the restrictive covenant, of which approximately $459,000 and $66,000 were paid in 1995 and 1994 and is included in other assets as of December 31, 1995 and 1994, net of accumulated amortization of approximately $143,000 and $48,000, respectively, calculated using the straight-line method over five years .

On June 21, 1995, the Company entered into an non-compete agreement with two key employees, commencing July 1, 1995, for a period of four years. Pursuant to the terms of the non-compete agreements, the Company was required to pay approximately $200,000 in connection with the restrictive covenant, which is included in other assets as of December 31, 1995, net of accumulated amortization of approximately $25,000, calculated using the straight-line method over four years.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment (at cost) consists of the following at December 31, 1995 and 1994:


(In thousands)               1995      1994
Equipment and furniture   $ 4,939    $ 3,358

Leasehold improvements        477        450

TOTAL                     $ 5,416    $ 3,808

Depreciation expense for the years ended December 31, 1995, 1994, and 1993 was approximately $613,000, $412,000, and $229,000, respectively.

THE CARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 6 - NOTE PAYABLE - BANK

On November 16, 1995, the Company entered into a revised three-year revolving term credit agreement with a bank, which provides for borrowings up to $12 million. The borrowing base is equal to the lesser of $12 million or 70 percent of eligible accounts receivable and the higher of $500,000 or 30 percent of eligible inventory, as defined in the loan agreement. Interest is computed at the prime rate (8.5 percent at December 31, 1995) plus 1/4 percent. The maximum amount borrowed during 1995 was $7,200,000. The note is secured by virtually all assets of the Company. The borrowing arrangement includes certain restrictions on working capital, current ratio, tangible net worth, and maximum leverage and interest coverage ratios. The average interest rate for the year ended December 31, 1995 was 9.3 percent, with average borrowings of approximately $6,700,000.

At December 31, 1994, the Company had a revolving term credit agreement with a bank which provided for borrowings up to $7.5 million. The borrowing base was equal to the lesser of $7.5 million or 70 percent of eligible accounts receivable, as defined in the loan agreement. Interest was computed at the prime rate (8.5 percent at December 31, 1994) plus 1/2 percent. The maximum amount borrowed during 1994 was $6,600,000. The note was secured by virtually all assets of the Company. The borrowing arrangement included certain restrictions on working capital, current ratio, tangible net worth, and maximum leverage and interest coverage ratios. The average interest rate for the year ended December 31, 1994 was 7.6 percent, with average borrowings of approximately $5,371,000.

At December 31, 1995, the Company was in default of a financial covenant specified in the amended credit agreement with the bank. On March 25, 1996, the Company received a waiver from the bank for this covenant through April 30, 1996.

NOTE 7 - LONG-TERM DEBT

  Long-term debt at December 31, 1995 and 1994 consists of the following:

(In thousands)                            1995     1994
Promissory notes for acquisitions
 of Advanced Care, Clinical Care and
 Therapeutic Innovations
 (see Notes 3 and 17)                   $3,191   $3,408

Obligations under capitalized leases,
 with interest rates ranging from 9
 percent to 13 percent, due
 through 1996                               54       16
                                        ______   ______

Total                                    3,245    3,424

LESS - Debt maturing within one year     1,845      568

                                        $1,400   $2,856

THE CARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 7 - LONG-TERM DEBT (CONTINUED)

Scheduled repayments of long-term debt in each of the years subsequent to December 31, 1995 are as follows (in thousands):


                                Capitalized
                                     Leases       Other         Total
1996                                   $ 55      $1,791        $1,846
1997                                     -          800           800
1998                                     -          600           600

Total Payments                          55        3,191         3,246
LESS - Amounts representing
  interest                               1           -              1
Present Value of Future
  Minimum Payments                      54        3,191          3,245
LESS - Current maturities               54        1,791          1,845
                                      $  -       $1,400         $1,400

Assets recorded under capital leases are included in property and equipment at a cost of approximately $69,000 at December 31, 1995 and 1994. Accumulated depreciation relating to assets recorded under capital leases approximates $37,000 and $29,000 at December 31, 1995 and 1994, respectively.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses as of December 31, 1995 and 1994 consisted of the following (in thousands):

                                                1995          1994
Payroll and payroll related expenses           $ 448         $ 351
Other                                            502           500
                                               $ 950         $ 851

NOTE 9 - COMMITMENTS

  a)  Employment Agreements

The Company has entered into employment agreements with an executive officer and certain key employees, including agreements pursuant to acquisitions, which provide, among other things, specified compensation levels. Total minimum future commitments at December 31, 1995, under these agreements, are as follows (in thousands):
                        Amount
1996                  $   800
1997                      400
1998                      400
1999                      100
                      $ 1,700

  b)  Acquisition Agreement

On September 22, 1994, the Company entered into a stock acquisition agreement to acquire all of the outstanding common stock of a certified home health agency. The purchase price, as amended in February 1995, is for $700,000 plus net operating expenses paid by the Company prior to such acquisition. The Company has made deposit payments of approximately $75,000 and $63,000 in 1995 and 1994, respectively, and has paid approximately $396,000 in net operating expenses of the certified home health agency during 1995. These amounts are included in other assets at December 31, 1995 and 1994.

THE CARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 9 - COMMITMENTS (CONTINUED)

The remaining purchase price is payable one-half at closing, as defined, and one-half within one year from the closing date, with interest at 8 percent per annum. Pursuant to the terms of the agreement, as amended, the acquisition is subject to certain contingencies. If the acquisition is not approved, a portion of the purchase price paid in advance ($63,000) and amounts paid to fund the operations of the certified home health agency are refundable.

  c) Interest Rate Collar Agreement

In October 1995, the Company entered into an interest rate collar agreement to reduce the Company=s risk from rising interest rates related to the Company=s note payable to a bank. The interest rate collar agreement provides for a notional principal amount of $6 million, with an interest rate floor of 8.11 percent and an interest rate cap of 9.50 percent. Under the terms of the agreement, the writer of the collar has agreed to pay the Company an amount, if any, by which the variable rate, as defined, exceeds the cap and the Company has agreed to pay the writer of the collar an amount, if any, by which the variable rate, as defined, falls below the floor. The Company=s interest rate collar agreement qualifies for settlement accounting and the agreement provides for quarterly settlement dates beginning January 23, 1996. No settlement amount has been recorded at December 31, 1995 as the interest rate on the Company=s note payable to a bank was within the collar.

  d)  Self-Insurance

The Company provides health insurance benefits to its employees through an insurance policy which is partially self-funded. The policy, which is renewable February 1 of each year, requires the Company to reimburse medical expenses of up to $40,000 per employee, up to a maximum stop-loss amount of approximately $460,000 per year. The Company paid claims of approximately $436,000, $373,000 and $300,000 for the years ended December 31, 1995, 1994 and 1993, respectively, relating to its health insurance benefits.

NOTE 10 - CAPITAL TRANSACTIONS

Stock Option Plan

The Company has adopted stock option plans to provide for the granting of options to purchase up to a maximum of 1,525,000 shares of common stock. The options are granted at exercise prices equal to the fair market value of the common stock at the date of grant. The following is a summary of stock option activity for the years ended December 31, 1995, 1994 and 1993:

THE CARE GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 10 - CAPITAL TRANSACTIONS (CONTINUED)


                                          Number of Shares
                                   Available                                                          Exercise
                                   For Grant                                         Outstanding      Price
BALANCE - DECEMBER 31, 1992                                    76,750     448,250    $4.00 - $6.63
 Additional options authorized                                500,000          --                       --
 Options granted                                             (622,750)    622,750    2.25 -              2.88
 Options canceled                                             422,250    (422,250)   4.00 -              6.63

BALANCE - DECEMBER 31, 1993                                   376,250     648,750    2.25 -              5.50
 Options exercised                                                 --    (272,000)   2.25 -              2.88
 Options granted                                              (69,500)     69,500    3.50 -              4.13
 Options canceled                                              50,000     (50,000)   2.38 -              3.63

BALANCE - DECEMBER 31, 1994                                   356,750     396,250    2.38 -              5.50
Additional options authorized                                 500,000          --                       --
Options exercised                                                  --    (219,000)   2.38 - 3.63
Options granted                                              (524,750)    524,750    2.75 - 6.00
Options canceled                                                1,000      (1,000)   5.50 - 6.00

BALANCE - DECEMBER 31, 1995                                   333,000     701,000    2.38 - 6.00

At December 31, 1995, options for the purchase of 701,000 shares of common stock were exercisable at prices ranging from $2.38 to $6.00 per share.

1991 STOCK INCENTIVE PLAN

Effective July 1, 1991, the Company established a 1991 Stock Incentive
Plan (the "Stock Plan"), pursuant to which the Board of Directors may from time to time award shares of Common Stock to employees, officers and directors of the Company. The Board of Directors may award up to a total of 50,000 shares of Common Stock under the Stock Plan.

Prior to 1993, pursuant to the Stock Plan, the Company issued 4,350 shares of Common Stock to certain employees of the Company in consideration for their services to the Company.

WARRANTS

In October, 1991, the Company sold 1,732,500 shares of its common stock in a public offering. The Company granted underwriters warrants to purchase up to 194,597 shares of its common stock at a price of $4.58 per share. The warrants, currently exercisable, are scheduled to expire in October 1996 and are repriced based upon new issuances of common stock and issuances of options to purchase common stock.

In February 1993, the Company granted warrants entitling the holders to purchase up to 60,000 shares of its common stock at $5.75 per share. The warrants, currently exercisable, are scheduled to expire in June 1997.

TREASURY STOCK

The Company, in connection with the acquisition of Care Line, Inc. of Dallas, Texas in 1991, agreed to repurchase certain shares of common stock issued in connection with related employment agreements at $6.75 per share. On March 1, 1994, 29,630 shares were sold on the open market and the Company paid the difference (approximately $91,000) between the market price and the agreed upon repurchase price. The Company purchased the remaining 29,630 shares in 1995 pursuant to this agreement for $200,000.

THE CARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 11 - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 1995, 1994 and 1993 consisted of the following:

(In thousands)            Federal       State        Total
1995
Current                    $377         $165         $542
Deferred                    137           19          156
Total                      $514         $184         $698

1994
Current                  $1,166         $388       $1,554
Deferred                   (461)        (161)        (622)
Total                      $705         $227         $932

1993
Current                    $599         $175         $774
Deferred                   (300)         (64)        (364)
Total                      $299          $111        $410

The income tax expense differs from the amount computed by applying the Federal statutory rate to income before provision for income taxes, for each of the years ended December 31, 1995, 1994, and 1993, as follows:


(In thousands)                       1995      1994        1993
Tax at Federal statutory rate        $491      $730        $296

State income taxes, net of
 Federal income tax benefit           184       149           73

Deferred compensation                  -         -             6

Other differences                      23        53           35

INCOME TAX EXPENSE                   $698      $932         $410


The tax effect of the temporary differences giving rise to the Company's deferred tax assets (liabilities) at December 31, 1995 are as follows (in thousands):


                             FEDERAL     STATE      TOTAL
CURRENT
Bad Debt Allowance          $    55    $    19    $    74
Net Operating Losses              -         24         24
Other                             7          3         10
Total                       $    62    $    46    $    108

LONG-TERM
Capital Losses              $    56    $    22    $    78
Depreciation and Amortization  (340)      (121)      (461)
Net Operating Losses              -         42         42
Other                            14          5         19
Total                         $(270)    $  (52)     $(322)

THE CARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 11 - INCOME TAXES (CONTINUED)

The tax effect of the temporary differences giving rise to the Company=s deferred tax assets (liabilities) at December 31, 1994 are as follows (in thousands):


                        FEDERAL       STATE         TOTAL
CURRENT
Bad Debt Allowance     $      44     $      19     $     63
Net Operating Losses           -            30           30
Other                          5             2            7
Total                  $      49     $      51      $   100

LONG-TERM
Capital Losses         $      79     $      31      $   110
Depreciation and
 amortization               (199)          (69)        (268)
Total                   $   (120)     $    (38)     $  (158)

The Company has state net operating loss carryforwards of approximately $1,200,000 expiring through 2011.

NOTE 12 - CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

                                                  1995     1994     1993
Interest paid                                     $720   $  473   $  156

Income taxes paid                                 $907   $1,346   $  147

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
Issuance of stock in
 connection with
 acquisitions                                     $ --   $2,709   $   --

Stock distributed to
 employees pursuant to
 employment agreements                              $-   $  200   $  200

Issuance of promissory
 notes and other
 consideration in
 connection with
 acquisitions                                     $263   $3,600   $1,030


Increase in allowance
for doubtful accounts
 receivable and goodwill
 related to a prior
 acquisition                                      $240   $   --   $   --

Issuance of debt to
 finance purchase
 of equipment                                     $104   $   --   $   --

NOTE 13 - LEASES

The Company leases office facilities and equipment under various noncancelable operating lease agreements which provide for minimum rentals plus, in certain instances, real estate taxes, maintenance and other expenses.

THE CARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 13 - LEASES (CONTINUED)

Future minimum lease payments, net of sublease rental income, at December 31, 1995 are as follows:

Years Ending December 31, (in thousands):
1996         $833
1997          553
1998          402
1999          285
2000          279
Thereafter  1,019
          $ 3,371

Total rent expense relating to operating leases, net of sublease rental income in 1995 and 1994 of approximately $90,000 and $86,000, respectively, for the years ended December 31, 1995, 1994 and 1993 was approximately $1,276,000, $1,298,000 and $1,043,000, respectively.

NOTE 14 - EMPLOYEE BENEFIT PROGRAM

In 1993, the Company established a contributory savings plan under
Section 401(k) of the Internal Revenue code. Employees may elect to contribute up to 15 percent of their annual compensation to the plan. The Company provides a guaranteed matching contribution to the plan equal to 10 percent of the first 6 percent of the employee's contribution with a discretionary additional match up to another 40 percent of the first 6 percent based upon the Company=s year-end pre-tax earnings. The Company=s matching contribution was 20 percent, 20 percent and 10 percent for 1995, 1994 and 1993, respectively. Total contributions by the Company under this plan were $35,000, $27,000 and $21,000 in 1995, 1994 and 1993, respectively.

NOTE 15 - MAJOR CUSTOMERS

The Company had one customer accounting for approximately 8 percent, 9 percent and 16 percent of its operating revenues for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

QUARTERLY FINANCIAL DATA FOR THE YEAR ENDED DECEMBER 31, 1995 (in thousands, except per share data):


                              FIRST               SECOND    THIRD   FOURTH
                             QUARTER             QUARTER   QUARTER  QUARTER
Net revenues                           $10,037   $11,019   $9,592   $9,070
Gross profit                           $ 4,726   $ 5,940   $4,317   $4,570
Operating income                       $   457   $   744   $  437   $  494
Net income                             $   141   $   328   $  147   $  130
Net income per common
  and common equivalent
  shares                               $  0.02   $  0.04   $ 0.02   $ 0.02
Weighted average number of
 common and common equivalent
 shares outstanding                      8,293     8,414    8,450    8,426

THE CARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

QUARTERLY FINANCIAL DATA FOR THE YEAR ENDED DECEMBER 31, 1994 (in thousands, except per share data):

                     FIRST             SECOND     THIRD   FOURTH
                   QUARTER             QUARTER  QUARTER   QUARTER
Net revenues                  $7,599   $8,815   $10,210   $9,757
Gross profit                  $3,130   $3,985   $ 4,806   $4,429
Operating
 income                       $  624   $  704   $   854   $  422
Net income                    $  298   $  360   $   368   $  188
Net income
 per common
 and common
 equivalent
 shares                       $  .04   $  .05   $   .05   $  .02
Weighted average
 number of
 common and



 common equivalent
 shares outstanding   7,305    7,675    7,985     8,317

NOTE 17- LITIGATION

On May 18, 1994, the Company acquired all the stock of Advanced Care Associates, Inc., Advanced Care CPM, Inc. and Millwo Inc. (-Advanced Care-) for aggregate consideration of $5,268,000, of which $3,000,000 was in the form of promissory notes due in twenty-four equal monthly installments beginning July 10, 1995.

On September 30, 1994, Advanced Care and its former owners were served with a civil lawsuit by the Department of Justice (United States District Court of Pennsylvania, Eastern District) alleging improper Medicare billing and reimbursement practices during some or all of the period from January 1989 through May 1994. All allegations in the complaint involve the time prior to Advanced Care=s acquisition by the Company. The government is currently seeking unspecified monetary damages. Pursuant to the terms of the purchase agreement, the Company is indemnified by the prior owners of Advanced Care from and against activities of Advanced Care prior to its acquisition. The Company has advised the previous owners that they will be held responsible for this claim pursuant to the indemnification agreement. The agreement also provides that in the event indemnification is required, the Company has the right to reduce the outstanding principal amounts due by the indemnified amounts, including legal and other costs of litigation. As of December 31, 1995 and 1994, the Company has incurred costs relating to this litigation of approximately $579,000 and $192,000, which have been offset against the $3,000,000 subordinated promissory notes at December 31, 1995 and 1994, respectively.

In connection with the purchase agreement, a put option was issued for the 333,332 shares of common stock at $3 per share, or $1 million, exercisable beginning after May 18, 1996. At December 31, 1994, no transfer from permanent equity to temporary equity was recorded based on the then settlement discussions, whereby it was anticipated that the shares of common stock would be returned to the Company. In March 1996, an informal agreement in principle has been reached amongst the parties, subject to negotiation and execution of a definitive agreement. Such agreement provides for a transfer of the 333,332 shares of common stock and assignment of the put at $3 per share from the former owners of Advanced Care to the government. The value of the shares of common stock subject to the put option, $1 million, has been transferred from stockholders= equity to redeemable common stock at December 31, 1995.

Management believes that the outcome of this matter will not have a material adverse effect on the Company, although there can be no assurance.

THE CARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 17- LITIGATION (CONTINUED)

On October 17, 1994, the Company filed a lawsuit against the former owners of Advanced Care (New York Supreme Court, Nassau County). The lawsuit alleges, among other matters, that the former owners knowingly misrepresented the financial condition of Advanced Care to the Company causing the Company to enter into the purchase and employment agreements dated May 18, 1994. The Company is seeking rescission of the employment agreements and monetary damages.

The Company is a party to litigation arising in the normal course of its operations. It is the opinion of management of the Company that it has meritorious defenses against all outstanding claims and that the outcome of such litigation will not have a significant adverse effect on the Company=s financial position or results of operations. Further, management intends to vigorously defend all such litigation.


PART III

Item 10. Directors and Executive Officers of the Registrant

The information with respect to the directors and executive officers of the Company is incorporated by reference to the Company=s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information with respect to the directors and executive officers of the Company is incorporated by reference to the Company=s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

The information with respect to the directors and executive officers of the Company is incorporated by reference to the Company=s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions

The Company is not involved with any related transactions.

PART IV

Item 14. Exhibits, Consolidated Financial Statements, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

   (1) Financial Statements - included in Item 8.

An index to financial statements for the years ended December 31, 1995, 1994 and 1993 appears on page 15

  (2) Financial Statement Schedules.

Financial Statement Schedule II for the years ended December 31, 1995, 1994 and 1993 is submitted herewith.


Other schedules are omitted because of the absence of conditions under which they are required.

(b) No reports on Form 8-K have been filed by the Company during the fourth quarter of 1995.

(c) Exhibits

 (3) (i) Certificate of Incorporation of Registrant, as amended (m)

    (ii) Bylaws of Registrant (a)

 (4) (i) Form of Specimen Stock Certificate (a)

    (ii) Form of Underwriter's Warrant Certificate (b)

( 9) Form of Voting Trust Agreement (a)

(10) (i) Form of Employment Agreement between Registrant and Ann T. Mittasch dated as of January 1, 1992 (c)

    (ii) Form of 1990 Stock Option Plan (a)

   (iii) Form of 1991 Stock Option Plan (e)

    (iv) Form of 1993 Stock Option Plan (d)

     (v) Form of 1995 Stock Option Plan (l)

(vi) Standard industrial commercial single tenant net lease dated July 6, 1991 by and between the Boone Family Trust and Preferred Healthcare Services (c)

(vii) Lease Agreement dated November 27, 1991 by and between California State Teachers' Retirement System and The Care Group of Georgia, Inc.; and Addendum Letter to said Lease Agreement dated February 14, 1991 (f)

(viii) Form of Amendment to Lease Agreement dated June 27, 1988 by and between California State Teacher's Retirement System and Windsor Homecare of Georgia, Inc. (g)

(ix) Lease dated October 29, 1991 by and between Registrant and Brown Realty Company. (f)


(xi) Sublease dated January 6, 1990 Between Windsor Home Care, Inc. and Superior Medical Equipment and Supply Corp. (a)

(xii) Temporary Help Service Errors and Omissions Policy by and between National Union Fire Insurance Company of Pittsburgh, PA and Windsor International Agencies, Inc. (a)

(xiii) Form of Transfer Agent Agreement with American Stock Transfer and Trust Company (a)

(xiv) $7,500,000 revolving credit agreement dated as of February 14, 1994 between the Registrant and the Chase Manhattan Bank, N.A. (d)

(xv) Amendment and waiver to Revolving Credit Agreement dated November 16, 1995 by and between The Care Group, Inc. and The Chase Manhattan Bank, N.A. (m)

(xvi) Directors' and Officers' liability Insurance (temporary rider) (h)

(xvii) Lease Agreement dated December, 1991 between Philip C. Richardson and The Care Group of Texas, Inc. (c)

(xiii) Lease Agreement by and between Texas Commerce Bank and The Care Group of Texas, Inc. (c)

(xix) Lease Agreement between The Western - Southern Life Assurance Company and The Care Group, Inc. (c)

(xx) Stock Purchase Agreement dated May 18, 1994 by and among Robert B. Wolk, Robert S. Miller, and the Company (j)

  (xxi) Amendment to Stock Purchase Agreement dated July 21, 1994 by and among Robert P. Wolk and Robert S. Miller and the Company (k)

 (xxii) Promissory Note by the Company to Robert P. Wolk dated July
21, 1994 (k)

(xxiii) Promissory Note by the Company to Robert S. Miller dated July
21, 1994 (k)

 (xxiv) Employment Agreement dated May 18, 1994 by and among Advanced Care Associates, Inc., Robert S. Miller and the Company (the Company has deemed this Agreement rescinded) (j)

  (xxv) Amendment to Employment Agreement with Robert S. Miller dated July 21, 1994 (the Company has deemed this Agreement rescinded). (k)

  (xxvi) Employment Agreement dated May 18, 1994 by and among Advanced
Care Associates, Inc., Robert P. Wolk and the Company (the Company has deemed this Agreement rescinded) (j)

 (xxvii) Amendment to Employment Agreement with Robert P. Wolk dated July 21, 1994 (the Company has deemed this Agreement rescinded) (k)

(xxviii) Asset Purchase Agreement dated July 18, 1994 by and among Jack
J. Gutkin, Care Line of Georgia, Inc. and the Company (k)

  (xxix) Lease dated August 5, 1994 between 257 Park Avenue Associates and The Care Group of New York, Inc. (k)

  (xxx) Lease dated November 25, 1995 by and between Newark Partners II and The Care Group of Georgia, Inc. (m)

21. Subsidiaries of the Registrant (m)

23. (i)  Consent of Deloitte & Touche LLP, independent auditors (m)
   (ii) Consent of Geschwind, Davidson & Co., independent auditors (m)


a) Filed in Registrant's Registration Statement on Form S-18 or post-effective amendments thereto, which exhibit is incorporated herein by reference (Registration No. 33-27840-NY).

b) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (Registration No. 33-42528), or post effective amendments thereto, which was declared effective by the Securities and Exchange Commission on October 18, 1991, which exhibit is incorporated herein by reference.

c) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, which exhibit is incorporated herein by reference.

d) Filed as an exhibit to the Company=s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, which exhibit is incorporated herein by reference.

e) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (33-41578) filed with Securities and Exchange Commission on July 11, 1991, which exhibit is incorporated herein by reference.

f) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, which exhibit is incorporated herein by reference.

g) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, which exhibit is incorporated herein by reference.

h) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (33-43196), which exhibit is incorporated herein by reference.

i) Filed as an exhibit to Registrant's report on Form 8-K, dated December 17, 1993, which exhibit is incorporated herein by reference




j) Filed as an exhibit to Report on Form 8-K dated May 19, 1994, which exhibit is incorporated herein by reference.

k) Filed as an exhibit to the Company=s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, which exhibit is incorporated herein by reference.

l) Filed as an exhibit to Registrant=s Registration Statement on Form S-8 (333-00849) filed with the Securities and Exchange Commission on February 12, 1996, which exhibit is incorporated herein by reference.

m) Filed as an exhibit to this Annual Report on Form 10-K.

THE CARE GROUP, INC.

Schedule II

Schedule II-Valuation and Qualifying Accounts and  Reserves

Column A            Column B                        Column C           Column E

                                       Additions
                                      Balance at
                                   beginning of      Additions       Balance at
                                         period    (Deductions)   end of period
                                   (January 1st)    Charged to   (December 31st)
          Description                               Income
YEAR

         Deductions from accounts
         receivable for revenue
         discounts and allowances

1995                              $4,186,000         $(622,000)      $3,564,000

1994                               2,784,000         1,402,000        4,186,000

1993                               2,630,000           154,000        2,784,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        THE CARE GROUP, INC.

Date:  March 29, 1996           By:/s/ Ann T. Mittasch
                                       Ann T. Mittasch
                                      Chairman & President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:   March 29, 1996              /s/ Ann T. Mittasch
                                        Ann T. Mittasch,
                                         Chairman and President

Date:   March 29, 1996             /s/ Gilda G. Schechter
                                       Gilda G. Schechter,
                                       Executive Vice President and Director

Date:   March 29, 1996             /s/ Randolph J. Mittasch
                                       Randolph J. Mittasch,
                                       Secretary, Treasurer and Director

Date:   March 29, 1996            /s/ John J. Lynch
                                      John J. Lynch, Director

Date:   March 29, 1996            /s/ Pat H. Celli
                                      Pat H. Celli, Chief
                                      Financial Officer
                                    Assistant Secretary and Assistant Treasurer
                                   (Principal Financial and Accounting Officer)

Date:   March 29, 1996            /s/ Dr. Alex Maurillo
                                      Dr. Alex Maurillo
                                      Director