Form 10-Q
period 1996-03-31
CARE GROUP INC
filed 1996-05-15
CIK 847935

                       KAUFMAN GOLDSTEIN & GARNTER, P.C.
                         342 MADISON AVENUE, SUITE 1660
                            NEW YORK, NEW YORK 10173
                                 (212) 490-6080

                                  May 14, 1996

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

                      Re:  The Care Group
                           Form 10-Q

Gentlemen:

     On behalf of our client, The Care Group, Inc., we herewith electronically file Form 10-Q for the fiscal quarter eneded March 31, 1996.


                       Very truly yours,

                       /s/ Michael Harvey

                           Michael Harvey

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 F O R M 10 - Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934





        For Quarter Ended March 31, 1996 Commission file number 0-17821

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

     As of May 6, 1996, the registrant had 8,330,385 shares of common stock, $.001 par value per share, outstanding.


                               Page 1 of 13 pages

                              THE CARE GROUP, INC.
                                      AND
                                  SUBSIDIARIES

                       THREE MONTHS ENDED MARCH 31, 1996


                                     PART I

                             FINANCIAL INFORMATION




















                               Page 2 of 13 pages

                     THE CARE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)
                                                                           March 31,   December 31,
                                                                               1996        1995
                                                                           (Unaudited)  (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                  $    609    $    561
Marketable securities                                                           284         508
Accounts receivable, net of allowances
  of $3,215 at March 31, 1996 and $3,564 at
  December 31, 1995                                                          14,380      14,927
Inventories                                                                   2,221       1,763
Prepaid expenses and other current assets                                       580
                                                                                            793
  Total Current Assets                                                       18,074      18,552

PROPERTY AND EQUIPMENT - at cost                                              3,122       3,000
LESS - Accumulated depreciation                                               1,335       1,253
  Net property and equipment                                                  1,787       1,747
RENTAL EQUIPMENT - at cost                                                    2,507       2,416
LESS - Accumulated depreciation                                                 708         620
  Net rental equipment                                                        1,799       1,796
INTANGIBLES - Net                                                            14,107      14,185
OTHER ASSETS                                                                    810         730

TOTAL ASSETS                                                               $ 36,577    $ 37,010

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                          $  2,145    $  1,845
Accounts payable                                                              1,667       1,302
Accrued expenses                                                                545         950
Total Current Liabilities                                                     4,357       4,097

NOTE PAYABLE TO BANK                                                          6,500       6,800
LONG-TERM DEBT, excluding current portion                                       995
                                                                                          1,400
DEFERRED INCOME TAXES                                                           391         322
TOTAL LIABILITIES
                                                                             12,243      12,619
COMMITMENTS AND CONTINGENCIES                                                  --          --

REDEEMABLE COMMON STOCK , 333,332 shares at $3 per share
                                                                              1,000       1,000

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value  per share, 1,000
   shares authorized;  no shares issued and outstanding                          --          --
Common Stock, $.001 par value per share, 20,000 shares authorized; 8,638 shares issued and outstanding at March 31, 1996 and December 31, 1995
                                                                                  9           9
Additional Paid-In-Capital                                                   19,886      19,886
Retained Earnings                                                             4,665       4,604
                                                                             24,560      24,499
Common Stock held in  treasury,  at cost - (307 and 247 shares at March 31, 1996 and December 31, 1995,
   respectively)                                                             (1,226)     (1,108)
Total Stockholders' Equity                                                   23,334      23,391

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 36,577    $ 37,010

See notes to consolidated financial statements.
                               Page 3 of 13 pages

                     THE CARE GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                   For The Three Months Ended
                                           March 31,
(In thousands, except                  1996        1995
 per share data)                   (Unaudited) (Unaudited)

NET REVENUES                       $  9,235    $ 10,037

COST OF REVENUES                      4,301       5,311


GROSS PROFIT                          4,934       4,726

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES               4,609       4,269

OPERATING INCOME                        325         457

INTEREST:
  Interest income                         3          10
  Interest expense                     (161)       (159)

   Net Interest Expense                (158)       (149)

INCOME BEFORE PROVISION
 FOR INCOME TAXES                       167         308

PROVISION FOR INCOME TAXES              106         167

NET INCOME                         $     61    $    141

NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARES                 $    .01    $    .02

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING                          8,462       8,293


 See notes to consolidated financial statements.

                               Page 4 of 13 pages

                     THE CARE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For The Three Months Ended March 31,
                                               ------------------------------------
(In thousands)
                                                       1996          1995
(Unaudited)                                                         (Unaudited)
                                                                    -----
OPERATING ACTIVITIES:
Net Income                                            $  61         $ 141
Adjustments  to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization                           294           309
Provision for contractual allowances and bad debts      395
                                                                      297
Deferred income tax expense                              69           147
Unrealized gain on marketable securities                (58)           (3)
Loss on sale of marketable securities                    60            23
Changes in assets and liabilities;
Marketable securities                                   222           (46)
Accounts receivable                                     152          (278)
Inventories                                            (458)         (267)
Prepaid expenses and other current assets               226          (106)

Other assets                                             (6)          (35)
Accounts payable                                        365          (453)
Accrued expenses                                       (405)         (102)
Income taxes payable                                   --             (51)
Net purchases of rental equipment                       (91)         (268)
Net cash provided by (used in) operating activities     826

INVESTING ACTIVITIES:
Purchases of property and equipment                    (124)         (242)
Payments for intangible assets acquired                 (45)         --
Organization costs                                      (12)         --
Restrictive covenant                                   --             (66)
Investment in certified home health agency              (74)         --
Net cash used in investing activities                  (255)         (308)

FINANCING ACTIVITIES:
Proceeds from bank loan                                 150           400
Repayments of bank loan                                (450)         --
Repayment of long-term debt                            (105)          (92)
Proceeds from exercise of stock options                --             527
Purchase of treasury stock                             (118)         (200)
Sale of treasury stock                                 --              89
Net cash (used in) provided by financing activities    (523)          724

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                              48          (276)

CASH AND CASH EQUIVALENTS, beginning of year            561           577

CASH AND CASH EQUIVALENTS, end of year                $ 609         $ 301

Supplemental disclosure of cash flow information:
Interest Paid                                         $ 161         $ 159
Taxes Paid                                            $ 106         $ 181

See notes to consolidated financial statements.

                               Page 5 of 13 pages

                      THE CARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Rental Equipment

     Rental equipment consists of medical equipment rented to patients for use in their homes and is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment, which range from six to seven years.

(b)  Reclassifications

     Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the presentation in the 1996 consolidated financial statements.

NOTE 3 - BANK LOAN

     At March 31, 1996, the Company was in default of certain financial convenants specified in the amended credit agreement with the bank and received a waiver from the bank for these covenants for the fiscal quarter ended March 31, 1996. The waiver requires, among other things, the Company to raise additional capital in an equity offering on or before June 30, 1996.

NOTE 4 - COMMITMENTS

     On September 22, 1994, the Company entered into a stock acquisition agreement to acquire all of the outstanding common stock of a certified home health agency. The purchase price, as amended in February 1995, is for $700,000 plus net operating expenses paid by the Company prior to such acquisition. The Company has made deposit payments of approximately $75,000 and $63,000 in 1995 and 1994, respectively, and has paid approximately $74,000 and $396,000 in net operating expenses of the certified home health agency during 1996 and 1995, respectively. These amounts are included in "Other Assets" at March 31, 1996. The remaining purchase price is payable one-half at closing, as defined, and one-half within one year from the closing date, with interest at 8 percent per annum. Pursuant to the terms of the agreement, as amended, the acquisition is subject to certain contingencies. If the acquisition is not approved, a portion of the purchase price paid in advance ($63,000) and amounts paid to fund the operations of the certified home health agency are refundable.

NOTE 5 - LITIGATION

     On May 18, 1994, the Company acquired all the stock of Advanced Care Associates, Inc., Advanced Care CPM, Inc. and Millwo Inc. ("Advanced Care") for aggregate consideration of $5,268,000, of which $3,000,000 was in the form of promissory notes due in twenty-four equal monthly installments beginning July 10, 1995.

     On September 30, 1994, Advanced Care and its former owners were served with a civil lawsuit by the Department of Justice (United States District Court of Pennsylvania, Eastern District) alleging improper Medicare billing and reimbursement practices during some or all of the period from January 1989 through May 1994. All allegations in the complaint involve the time prior to Advanced Care's acquisition by the Company. The government is currently seeking unspecified monetary damages. Pursuant to the terms of the purchase agreement, the Company is indemnified by the prior owners of Advanced Care from and against activities of Advanced Care prior to its acquisition. The Company has advised the previous owners that they will be held responsible for this claim pursuant to the indemnification agreement. The agreement also provides that in the event indemnification is required, the Company has the right to reduce the outstanding principal amounts due by the indemnified amounts, including legal and other costs of litigation. As of March 31, 1996 and December 31, 1995, the Company has incurred costs relating to this litigation of approximately $603,000 and $579,000, which have been offset against the $3,000,000 subordinated promissory notes at March 31, 1996 and December 31, 1995, respectively.

     In connection with the purchase agreement, a put option was issued for the 333,332 shares of common stock at $3 per share, or $1 million, exercisable beginning after May 18, 1996. In March 1996, an informal agreement in principle has been reached among the parties, subject to negotiation and execution of a definitive agreement. Such agreement provides for a transfer of the 333,332 shares of common stock and assignment of the put at $3 per share from the former owners of Advanced Care to the government. The value of the shares of common stock subject to the put option, $1 million, is included in "Redeemable Common Stock" at March 31, 1996 and December 31, 1995.

     As discussed above, the Company is currently in the process of settling the litigation and expects to enter into a final settlement agreement during the second quarter of 1996, although there can be no assurance. Management believes that the outcome of this matter will not have a material adverse effect on the Company, although there can be no assurance.

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

     The Company is a party to other litigation arising in the normal course of its operations. It is the opinion of management of the Company that it has meritorious defenses against all outstanding claims and that the outcome of such litigation will not have a significant adverse effect on the Company's financial position or results of operations. Further, management intends to vigorously defend all such litigation.

Item. 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


     Management's analysis is intended to describe narratively the Company's consolidated financial condition and its consolidated results of operations. It should be read in conjunction with the Company's consolidated financial statements and the accompanying notes.


                              RESULTS OF OPERATIONS

     Net revenues for the three months ended March 31, 1996 decreased to $9,235,000 as compared to $10,037,000 for the comparable period last year. The decrease of $802,000 or 8 percent is attributable to the increasing effect of managed care, specifically in the Company's New York office.

     Cost of revenues for the three months ended March 31, 1996 as a percentage of net revenues was 47 percent as compared to 53 percent for the same period in 1995. The decrease in the cost of revenues as a percentage of net revenues was primarily attributable to the impact of the Company's durable medical equipment ("DME") business, which has a lower cost of revenues than the nursing and infusion therapy business. DME sales for the quarter were approximately $1.4 million versus $1.2 million in the comparable quarter last year. For the first quarter of 1996, the Company's DME operations had a gross profit percentage of 79 percent. Most of the Company's DME business is conducted by Advanced Care Associates, Inc. and the Company's Houston location.

     The Company's selling, general and administrative ("SG&A") costs as a percentage of net revenues for the three months ended March 31, 1996 increased to 50 percent as compared to 43 percent for the same period in 1994. This increase is primarily due to additional write-offs of accounts receivable classified as bad debt expense within SG&A during 1996. Bad debt expense increased to $740,000 or 8 percent of net revenues for the three months ended March 31, 1996 from $297,000 or 3 percent of net revenues for the comparable period for the prior year.

     Net income for the three months ended March 31, 1996 decreased to $61,000 ($.01 per share) as compared with $141,000 ($.02 per share) for the same period in 1995. Net income as a percentage of net revenues for the three months ended March 31, 1996 was 0.7 percent as compared to 1.4 percent for the same period last year. The decrease in net income is primarily attributable to the lower revenues during the three months ended March
31, 1996.





                               Page 9 of 13 pages

(Item 2. Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

                       FINANCIAL CONDITION AND LIQUIDITY

     Current assets have decreased to $18,074,000 at March 31, 1996 from $18,552,000 at December 31, 1995. The net decrease of $478,000 in current assets is due to the Company's decrease in accounts receivable and marketable securities offset by an increase in inventories. The decrease in accounts receivable is primarily attributable to the increase in managed care, which resulted in the Company's ability to bill and collect negotiated amounts, lower revenues for the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995, offset by a reduction in net allowances, and an increase in accounts receivable write-offs. The decrease in marketable securities is primarily attributable to the sale of marketable securities in preparation for the Company's pending settlement of the Advanced Care litigation. The increase in inventories is primarily attributable to the start-up of the Houston durable medical equipment operation.

     At March 31, 1996, working capital was $13,717,000 as compared to $14,455,000 at December 31, 1995. The decrease of $738,000 is primarily attributable to the decrease in current assets as described above and the increase in the current portion of long-term debt. The Company has calculated the current portion of the notes payable associated with the purchase of Advanced Care in accordance with the original terms of the agreements, offset by legal costs associated with the litigation, although no payments have been made on these notes. The Company expects a settlement of this litigation and a revised note agreement in the second quarter of 1996. See "Part II--Item 1-- Legal Proceedings" and Note 5 to the financial statements.

     The Company has a term revolving credit agreement with its bank which provides for borrowings up to $12,000,000, expiring November 16, 1998. The Company may borrow up to 70 percent of eligible receivables, as defined pursuant to the terms of the revolving credit agreement plus the higher of $500,000 or 30 percent of eligible inventory, as defined. Interest is charged at prime (8.25 percent at March 31, 1996) plus one-quarter percent. The outstanding balance under this arrangement at March 31, 1996 was $6,500,000. At March 31, 1996, the Company was in default of certain financial convenants specified in the amended credit agreement with the bank and received a waiver from the bank for these covenants for the fiscal quarter ended March 31, 1996. The waiver requires, among other things, the Company to raise additional capital in an equity offering on or before June 30, 1996.

     The average days sales in outstanding receivables increased from 137 days for the year ended December 31, 1995 to 141 days at March 31, 1996 based upon net sales and net accounts receivable during the respective quarters. The increase is primarily the result of decreased sales, specifically in the Company's New York location. Delays resulting from increased third-party payor scrutiny of invoices, refusal to pay or an increased proportion of Medicare and Medicaid patients could, in the future, have a material adverse effect on the Company's liquidity and general financial condition.

(Item 2. Continued)

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

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     See Note 5 to the consolidated financial statements contained in this Report on Form 10-Q and Note 17 and Item 3 - "Legal Proceedings" to the Company's Report on Form 10-K for the year ended December 31, 1995 with respect to the legal proceeding involving the Company's subsidiary Advanced Care Associates, Inc.

ITEM 2.   CHANGE IN SECURITIES

              N/A

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

              N/A

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              N/A

ITEM 5.   OTHER INFORMATION

     With respect to the Company's bank loan, see Note 3 to the financial statements.

ITEM 6.   EXHIBITS AND REPORTS ON FROM 8-K

          A.   EXHIBITS

3 (i) Certificate of Incorporation of the Company, as amended, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, which exhibit is incorporated herein by reference.

(ii) Bylaws of Registrant, filed in the Company's Registration Statement on Form S-18 or post- effective amendments thereto, which exhibit is incorporated herein by reference (Registration No. 33-27840-NY).


4 (i) Form of specimen stock certificate, filed in the Company's Registration Statement on Form S-18 or post-effective amendments thereto, which exhibit is incorporated herein by reference (Registration No. 33-27840-NY).

(ii) Form of Underwriter's Warrant Certificate, filed as an exhibit to the Company's Registration Statement on Form S-1 or post-effective amendments thereto, which exhibit is incorporated herein by reference (Registration No. 33-42528).

B. REPORTS ON FORM 8-K
    None
                                 PAGE 12 OF 13

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        The Care Group, Inc.
                       ---------------------
                            (Registrant)


Dated:  May 13, 1996
       -------------



                       /s/ Ann T. Mittasch
                       -------------------
                          Ann T. Mittasch
                          President and Chairman



Dated:  May 13, 1996
        ------------

                               /s/ Pat H. Celli
                               ----------------
                                   Pat H. Celli
                                   Chief Financial Officer
                                  (Principal Financial Officer)













                              Page 13 of 13 pages