Form 10-Q
period 1996-06-30
CARE GROUP INC
filed 1996-08-14
CIK 847935

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                          --------------------------
                                F O R M 10 - Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                        ------------------------------

        For Quarter Ended June 30, 1996 Commission file number 0-17821

                             The Care Group, Inc.
- - - -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                 11-2962027
- - - -----------------------------------               ---------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)


 1 Hollow Lane, Lake Success, New York, N.Y.                  11042
- - - -----------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code 516-869-8383
                                                           ------------

                                      N/A
- - - -----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed from last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

    As of August 5, 1996, the registrant had 8,579,053 shares of common stock, $.001 par value per share, outstanding.

                              Page 1 of 16 pages

THE CARE GROUP, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS



    PAGE
    ----

     3-7      Financial Information

     8-9      Notes to Consolidated Financial Statements

    10-13 Management's Discussion and Analysis of Financial Condition and Results of Operations

    14-15     Other Information





                              Page 2 of 16 pages

                             THE CARE GROUP, INC.
                                     AND
                                 SUBSIDIARIES

                       THREE MONTHS AND SIX MONTHS ENDED
                                JUNE 30, 1996


                                    PART I

                             FINANCIAL INFORMATION







                              Page 3 of 16 pages

                     THE CARE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                             June 30,                December 31,
                                                                               1996                      1995
(In thousands, except per share data)                                       (Unaudited)                (Audited)
- - - -------------------------------------                                        ---------                 ---------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                    $       -                 $     561
Marketable securities                                                               37                       508
Accounts receivable, net of allowances
  of $6,376 at June 30, 1996 and $3,564 at
  December 31, 1995                                                             10,856                    14,927
Inventories                                                                      1,144                     1,763
Recoverable income taxes                                                         3,107                       108
Prepaid expenses and other current assets                                          157                       685
                                                                             ---------                 ---------
  Total Current Assets                                                          15,301                    18,552
                                                                             ---------                 ---------

PROPERTY AND EQUIPMENT - at cost                                                 3,087                     3,000
LESS - Accumulated depreciation                                                  1,527                     1,253
                                                                             ---------                 ---------
  Net property and equipment                                                     1,560                     1,747
                                                                             ---------                 ---------
RENTAL EQUIPMENT - at cost                                                       2,862                     2,416
LESS - Accumulated depreciation                                                    802                       620
                                                                             ---------                 ---------
  Net rental equipment                                                           2,060                     1,796
                                                                             ---------                 ---------
INTANGIBLES - Net                                                               11,390                    14,185
                                                                             ---------                 ---------
OTHER ASSETS                                                                       835                       730
                                                                             ---------                 ---------
TOTAL ASSETS                                                                 $  31,146                 $  37,010
                                                                             =========                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Note payable to bank                                                         $   6,500                 $       -
Current portion of long-term debt                                                  635                     1,845
Accounts payable                                                                 2,088                     1,302
Accrued expenses                                                                   690                       950
                                                                             ---------                 ---------
  Total Current Liabilities                                                      9,913                     4,097

NOTE PAYABLE TO BANK                                                                 -                     6,800
LONG-TERM DEBT, excluding current portion                                        2,855                     1,400
DEFERRED INCOME TAXES                                                              260                       322
                                                                             ---------                 ---------
TOTAL LIABILITIES                                                               13,028                    12,619
                                                                             ---------                 ---------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK , 333,332 shares at $3 per share                             -                     1,000
                                                                             ---------                 ---------
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value  per share, 1,000
  shares authorized;  no shares issued and outstanding                               -                         -
Common Stock, $.001 par value per share, 20,000 shares authorized;
  8,638 shares issued and outstanding at June 30, 1996 and
  December 31, 1995                                                                  9                         9
Additional Paid-In-Capital                                                      19,400                    19,886
Retained (Deficit) Earnings                                                     (1,150)                    4,604
                                                                             ---------                 ---------

                                                                                18,259                    24,499
Common Stock held in treasury, at cost - (40 and 247
   shares at June 30, 1996 and December 31, 1995,
   respectively)                                                                  (141)                   (1,108)
                                                                             ---------                 ---------
   Total Stockholders' Equity                                                   18,118                    23,391
                                                                             ---------                 ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  31,146                 $  37,010
                                                                             =========                 =========

See notes to consolidated financial statements.


                              Page 4 of 16 pages

                     THE CARE GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                                      For The Six Months Ended
                                                                            June 30, 1996

(In thousands, except per share data)                                   1996           1995
                                                                     (Unaudited)    (Unaudited)
                                                                     -----------    -----------
Net Revenues                                                         $    19,188    $    24,486
Cost of Revenues                                                           9,782         10,390
                                                                     -----------    -----------
     Gross Profit                                                          9,406         14,096
                                                                     -----------    -----------
Operating expenses:
     Selling, general and administrative expenses                          7,688          8,039
     Provision for doubtful accounts                                       6,969          4,877
     Write-off of intangible and certain other assets                      2,975              -
                                                                     -----------    -----------
       Total operating expenses                                           17,632         12,916
                                                                     -----------    -----------
       Operating (loss) income                                            (8,226)         1,180

Interest expense - net                                                      (325)          (262)
                                                                     -----------    -----------
(Loss) income before (benefit from) provision
   for income taxes                                                       (8,551)           918
(Benefit from) provision for income taxes                                 (2,797)           449
                                                                     -----------    -----------
Net (loss) income                                                    $    (5,754)   $       469
                                                                     ===========    ===========

Net (loss) income per common and
   common equivalent shares                                          $      (.68)   $       .06
                                                                     ===========    ===========

Weighted average common and
   common equivalent shares outstanding                                    8,463          8,402
                                                                     ===========    ===========

See notes to the consolidated financial statements.





                              Page 5 of 16 pages

                     THE CARE GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                                      For The Three Months Ended
                                                                               June 30,

                                                                         1996             1995
(In thousands, except per share data)                                (Unaudited)       (Unaudited)
- - - -------------------------------------                               ------------      -------------
Net revenues                                                        $      9,545      $      11,899
Cost of revenues                                                           5,481              5,079
                                                                    ------------      -------------
     Gross profit                                                          4,064              6,820
                                                                    ------------      -------------
Operating expenses:
     Provision for doubtful accounts                                       5,946              2,244
     Selling, general and administrative expenses                          3,694              3,832
     Write-off of intangible and certain other assets                      2,975                  -
                                                                    ------------      -------------
        Total operating expenses                                          12,615              6,076
                                                                    ------------
    Operating (loss) income                                               (8,551)               744

Interest expense - net                                                      (167)              (134)

(Loss) income before (benefit from) provision
   for income taxes                                                       (8,718)               610
(Benefit from) provision for income taxes                                 (2,903)               282
                                                                    ------------
Net (loss) income                                                   $     (5,815)     $         328
                                                                    ============      =============
Net (loss) income per common and
   common equivalent shares                                         $       (.70)     $         .04
                                                                    ============      =============
Weighted average common and
   common equivalent shares outstanding                                    8,311              8,414
                                                                    ============      =============

See notes to the consolidated financial statements.




                              Page 6 of 16 pages

                     THE CARE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                                     For The Six Months Ended June 30,
(In thousands)                                                       ---------------------------------
                                                                         1996                1995
                                                                      (Unaudited)         (Unaudited)
                                                                     -------------       -------------
OPERATING ACTIVITIES:
Net (loss) income                                                       $(5,754)            $   469
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
 Depreciation and amortization                                            1,015                 677
 Provision for doubtful accounts                                          6,969               4,877
 Provision for obsolete inventory and equipment                             559                  --
 Write-off of intangible and certain other assets                         2,654                  --
 Deferred income tax (benefit) expense                                      (62)                178
 Unrealized gain on marketable securities                                   (36)                (32)
 Loss (gain) on sale of marketable securities                                38                 (29)
 Changes in assets and liabilities;
   Marketable securities                                                    469                 153
   Accounts receivable                                                   (2,898)             (5,118)
   Inventories                                                              219                 (87)
   Recoverable income taxes                                              (2,999)                 --
   Prepaid expenses and other current assets                                207                 167
   Other assets                                                             (35)                (83)
   Accounts payable                                                         786                (653)
   Accrued expenses                                                        (260)                 39
   Income taxes payable                                                      --                (264)
  Net purchases of rental equipment                                        (446)               (111)
                                                                     -------------       -------------
 Net cash provided by operating activities                                  426                 183
                                                                     -------------       -------------
INVESTING ACTIVITIES:
 Purchases of property and equipment                                       (217)               (535)
Payments for intangible assets acquired                                    (112)               (335)
 Organization costs                                                         (14)                 --
 Restrictive covenant                                                        --                 (66)
 Investment in certified home health agency                                 (70)               (200)
                                                                     -------------       -------------
Net cash used in investing activities                                      (413)             (1,136)
                                                                     -------------       -------------
FINANCING ACTIVITIES:
 Proceeds from bank loan                                                    150                 750
 Repayments of  bank loan                                                  (450)                 --
 Proceeds from long-term debt                                             1,008                  --
 Repayment of long-term debt                                               (763)               (149)
 Proceeds from exercise of stock options                                     --                 553
 Purchases of treasury stock                                             (1,119)               (847)
 Sale of treasury stock                                                     600                 676
                                                                     -------------       -------------
     Net cash (used in) provided by financing activities                   (574)                983
                                                                     -------------       -------------
 (DECREASE) INCREASE IN CASH  AND CASH
    EQUIVALENTS                                                            (561)                 30

CASH AND CASH EQUIVALENTS, beginning of period                              561                 577
                                                                     -------------       -------------
CASH AND CASH EQUIVALENTS, end of period                                $    --             $   607
                                                                     =============       =============
Supplemental disclosure of cash flow information:
  Interest Paid                                                         $   315             $   279
                                                                     =============       =============
  Taxes Paid                                                            $   157             $   642
                                                                     =============       =============

See notes to consolidated financial statements.


                              Page 7 of 16 pages

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

NOTE 3 - BANK LOAN

At June 30, 1996, The Care Group, Inc. (the "Company") was in default of certain financial covenants specified in the amended credit agreement (the "Credit Facility") with a bank and received a waiver (through September 30,
1996) from the bank for these covenants for the fiscal quarter ended June 30, 1996. On August 7, 1996, the Company received a waiver of certain specified financial covenants (through September 30, 1996) from the bank. In addition, the bank required the Company to reduce its loan to $5.5 million by August 14, 1996 and not to borrow any more funds through September 30, 1996, at which time the bank will renegotiate the terms of the Company's loan agreement. Management can make no assurance that the Company and the bank will negotiate on terms that are favorable or the same as the existing terms or that the loan will be continued at all. Accordingly, the Company has reclassed the bank debt to current liabilities.

NOTE 4 - COMMITMENTS

On September 22, 1994, the Company entered into a stock acquisition agreement to acquire all of the outstanding common stock of a certified home health agency. The purchase price, as amended in February 1995, is for $700,000 plus net operating expenses paid by the Company prior to such acquisition. The Company has made deposit payments of approximately $75,000 and $63,000 in fiscal 1995 and 1994, respectively, and has paid approximately $70,000 and $396,000 in net operating expenses of the certified home health agency during 1996 (through June 30, 1996) and fiscal 1995, respectively. These amounts are included in "Other Assets" at June 30, 1996. The remaining purchase price is payable one-half at closing, as defined, and one-half within one year from the closing date, with interest at 8 percent per annum. Pursuant to the terms of the agreement, as amended, the acquisition is subject to certain contingencies. If the acquisition is not approved, a portion of the purchase price paid in advance ($63,000) and amounts paid to fund the operations of the certified home health agency are refundable.


                              Page 8 of 16 pages

NOTE 5 - LITIGATION

On June 5, 1996, the Company signed a final settlement agreement in connection with the acquisition of Advanced Care Associates, Inc., Advanced Care CPM, Inc. and Millwo Inc. ("Advanced Care"). The settlement involved the substitution of the $3,000,000 in notes payable to the previous owners of Advanced Care with a cash payment to the United States Government of $550,000 at the signing of the agreement and a new note payable to the United States Government for $2,780,000 payable in eighteen equal quarterly payments commencing 90 days after the signing of the agreement together with interest at nine percent. Additionally, each of the former owners were, among other things, required to transfer their shares of common stock of the Company to the United States Government along with the put option. The United States Government exercised the put option requiring the Company to buy 333,332 shares at $3.00 per share. The amount owed to the United States Government by the Company in connection with the United States Government's exercise of the put option is included in long-term debt.

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

NOTE 6 - NON-CASH EXPENSES

In June 1996, the Company recorded a non-cash charge of $8,842,000. This charge consisted of three components:

    o The Company reevaluated its accounts receivable and identified certain accounts that will be given to outside collection agencies for follow-up. As a result, the reserve for doubtful accounts was increased by $4,500,000 and the Company implemented a direct write-off of $800,000 of bad debts.

    o During the second quarter of 1996, the Company moved its home medical equipment central office from Pennsylvania to Texas. As part of this move, the Company evaluated certain inventory and equipment on hand and decided to sell or otherwise dispose of all slow moving items. The net result was that the Company established a reserve for obsolete inventory and equipment of $559,000.

    o The Company examined its goodwill, intangibles and certain other assets and wrote-off $2,975,000. This write-off was primarily related to the goodwill from its acquisition of businesses in 1992 and 1994 in Los Angeles, California and Atlanta, Georgia, respectively. The Company believes the patient base related to these acquisitions are no longer contributing to these offices and since neither office is currently profitable, the related goodwill has been written off.

NOTE 7 - SUBSEQUENT EVENT

On August 1, 1996, the Board of Directors approved a private placement of a maximum of 100 units at $50,000 per unit (the "Private Placement") and approved the appointment of two new Directors. On August 14, 1996, the Company closed on 42 units of this private placement for a gross amount of $2,100,000 less a placement fee of approximately $130,000. Each unit consists of 40,000 shares of Common Stock and warrants to purchase another 40,000 shares of Common Stock at a conversion price of $2.50 per share. The remaining 58 units will be offered upon receiving shareholder approval at the annual meeting of shareholders, which meeting should take place on or about October 1, 1996.


                              Page 9 of 16 pages

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below in "Factors Affecting the Company's Business".

The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 1996, and as of June 30, 1996 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K.

                             RESULTS OF OPERATIONS
                             ---------------------
                      FOR SIX MONTHS ENDED JUNE 30, 1996

Net revenues from operations for the six months ended June 30, 1996 decreased to $19,188,000 as compared to $24,486,000 for the comparable period last year. The decrease of $5,298,000 or 22 percent is attributable to the increased effects of Managed Care in our Dallas and New York City locations and the decrease in business in our New York City location.

The business in our New York and Dallas offices was reduced this period as compared to the same period a year ago by approximately 35 percent. This decrease was attributable to several factors. One, our referral sources in both of these markets are primarily physicians and they reported less patient volume for the same period. Secondly, with the growth of Managed Care, some of our physicians are not able to refer patients because of the restrictions on their patient's health plans. Managed Care has not only had the effect of reducing our rates on a per therapy basis, but, more importantly, it has changed referral patterns and has made it more difficult to obtain qualified referrals from our physician base. The Company is aggressively pursuing contracts with health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), hospital discharge planners and other case management entities. If and when entered into, these contracts will enable the Company to receive referrals directly from these entities as well as receive referrals from its physician base.

The cost of revenues for the six months ended June 30, 1996, after removing the charge of $559,000 for the inventory and equipment reserve in June of 1996, as a percentage of net revenues was 48 percent as compared to 42 percent for the comparable period last year. The increase in costs of revenues as a percentage of net revenues is primarily due to more of the Company's revenue being generated from Managed Care or negotiated rates, which are lower than the rates during the same period last year.

The Company's selling, general and administrative (SG&A) expenses were $7,688,000 or 40 percent of net revenues for the six months ended June 30, 1996 as compared to $8,039,000 or 33 percent of net revenues for the same period last year. Even though SG&A decreased $351,000 for the six months due to cost reduction efforts made by the Company, it increased as a percent of net revenues 7 percent due to the decrease in net revenues as mentioned above. The charge of $8,283,000 in June of 1996 is comprised of the write-down of goodwill and certain other assets of $2,975,000 and an increase of accounts receivable reserves and write-offs of accounts receivable of $5,308,000. Please see Note 6 (Non-Cash Expenses) for a full explanation of this second quarter charge.

The net loss for the six months ended June 30, 1996 was $5,754,000 ($.68 per share) as compared with a profit of $469,000 ($.06 per share) for the same period in 1995. Excluding the above-mentioned charge of $8,842,000,pretax income would have been $291,000 for the six months ended June 30, 1996 compared to $918,000 for the same period last year. This decrease is primarily attributable to the effects of Managed Care on all operations.


                              Page 10 of 16 pages

                             Results of Operations
                             ---------------------
                     For Three Months Ended June 30, 1996
                     ------------------------------------

Net revenues for the three months ended June 30, 1996 decreased to $9,545,000 as compared to $11,899,000 for the comparable period last year. The decrease of $2,354,000 or 20 percent is primarily attributable to the increasing effect of Managed Care in our Dallas and New York City locations and the decrease in business in our New York City location.

The business in our New York and Dallas offices was reduced this quarter as compared to the same period a year ago by approximately 35 percent. This decrease was attributable to several factors. One, our referral sources in both of these markets are primarily physicians and they reported less patient volume for the same period. Secondly, with the growth of Managed Care, some of our physicians are not able to refer patients because of the restrictions on their patient's health plans. Managed Care has not only had the effect of reducing our rates on a per therapy basis, but, more importantly, it has changed referral patterns and has made it more difficult to obtain qualified referrals from our physician base. The Company is aggressively pursuing contracts with health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), hospital discharge planners and other case management entities. If and when entered into, these contracts will enable the Company to receive referrals directly from these entities as well as receive referrals from its physician base.

Cost of revenues for the three months ended June 30, 1996, after removing the charge of $559,000 for the inventory and equipment reserve, as a percentage of net revenues was 52 percent as compared to 43 percent for the same period in 1995. The increase in cost of revenues as a percentage of net revenues is primarily due to more of the Company's revenue being generated from managed care or negotiated rates, which are lower than the rates, during the same period last year.

The Company's selling, general and administrative (SG&A) expenses were $3,694,000 or 39 percent of net revenues for the quarter ended June 30, 1996 as compared to $3,832,000 or 32 percent of net revenues for the same period last year. Even though SG&A decreased $138,000 for the quarter due to cost reduction efforts made by the Company, it increased as a percentage of net revenues 7 percent due to the decrease in net revenue as mentioned above. The charge of $8,283,000 in June of 1996, is comprised of the write-down of goodwill and certain other assets of $2,975,000 and an increase of accounts receivable reserves and write-offs of accounts receivable of $5,308,000. Please see Note 6 (Non-Cash Expenses) for a full explanation of this second quarter charge.

The net loss for the three months ended June 30, 1996 was $5,815,000 ($.70 per share) as compared with a profit of $328,000 ($.04 per share) for the same period in 1995. Excluding the above-mentioned charge of $8,842,000, pretax income would have been $124,000 for the three months ended June 30, 1996 compared to $610,000 for the same period last year. This decrease is primarily attributable to the effects of Managed Care on all operations.


                              Page 11 of 16 pages

                       Financial Condition and Liquidity
                       ---------------------------------

Current assets have decreased to $15,301,000 at June 30, 1996 from $18,552,000 at December 31, 1995. The decrease of $3,251,000 in current assets is due primarily to the Company's decrease in accounts receivable. The decrease in accounts receivable is primarily due to a charge in the second quarter of $5,308,000 relating to an increase in the allowance for doubtful accounts and direct write-off of certain accounts receivable. The above-mentioned charge was the result of the previously announced restructuring to decentralize the Company's billing and collection functions. As a result of the decentralization, accounts have been identified that should be given to collection agencies for pursuit of payment.

At June 30, 1996, working capital was $5,388,000 as compared to $14,455,000 at December 31, 1995. The decrease of $9,067,000 is due primarily to the reclass of note payable to bank of $6,500,000 to a current liability. The Company had a term revolving credit agreement with its bank which provided for borrowings up to $8,000,000, expiring November 1998. The Company was able to borrow up to 70 percent of eligible receivables, as defined pursuant to the term of the revolving credit agreement. Interest is charged at prime (8.25 percent at June 30, 1996) plus one quarter percent. The outstanding balance under this arrangement at June 30, 1996 was $6,500,000. At June 30, 1996, The Care Group, Inc. (the "Company") was in default of certain financial covenants specified in the amended credit agreement (the "Credit Facility") with a bank and received a waiver (through September 30, 1996) from the bank for these covenants for the fiscal quarter ended June 30, 1996. On August 7, 1996, the Company received a waiver of certain specified financial covenants (through September 30, 1996) from the bank. In addition, the bank required the Company to reduce its loan to $5.5 million by August 14, 1996 and not to borrow any more funds through September 30, 1996, at which time the bank will renegotiate the terms of the Company's loan agreement. Management can make no assurance that the Company and the bank will negotiate on terms that are favorable or the same as the existing terms or that the loan will be continued at all. Accordingly, the Company has reclassed the bank debt to current liabilities.

The average days sales in outstanding receivables decreased from 121 days at June 30, 1995 to 103 days at June 30, 1996 based upon net sales and net accounts receivable during the respective quarters. The reduction in days sales in accounts receivable was due to the write-down in accounts receivable explained above. Delays resulting from increased third-party payor scrutiny of invoices, refusal to pay or an increased proportion of Medicare and Medicaid patients could, in the future, have a material adverse effect on the Company's liquidity and general financial condition, as well as the fact that the Company is restricted from using its line of credit to fund growth in accounts receivable.

During June 1996, the Company raised $600,000 for 600,000 shares of its common stock in a Private Placement. On June 19, 1996, the Company signed a final settlement agreement with the Federal Government (see Note 5 - Litigation) whereby it paid the Government $550,000 on June 5, 1996 and it agreed to make eighteen quarterly payments that total $2,780,000 plus interest at 9 percent.

Management believes, with the additional $5,000,000 Private Placement described in Note 7 of the financial statements plus the cash generated from operations, that there is sufficient capital to satisfy the capital requirements associated with the Company's future growth plans and to finance working capital requirements for the foreseeable future, as well as repay the bank $1,000,000 by August 14, 1996. There can be no assurance that the $2,900,000 balance of the Private Placement will be successfully completed. Without these capital infusions, the Company will be in default of the Credit Facility covenants and there can be no assurance that the Company will be able to meet its cash requirements. There is also no assurance that the Company will be able to renegotiate the existing $5,500,000 loan on terms satisfactory to the bank and the Company. The Company will not have enough capital to satisfy the bank if it was to require full payment of the $5,500,000.


                              Page 12 of 16 pages

FACTORS AFFECTING THE COMPANY'S BUSINESS

The Company's future business, financial condition and results of operations are dependent on the Company's ability to successfully provide comprehensive home health care and infusion services to its customers and to successfully collect for such services. Inherent in this process are a number of factors that the Company must carefully manage in order to be successful. Some of these factors are: remaining in compliance will all applicable government regulations so the Company does not lose any of its licenses and certificates; complying with the terms of all loan agreements, including a $2,780,000 note to the U.S. Government in settlement of a lawsuit and the Credit Facility with a bank, so that no lender will have the right to declare the amounts outstanding under such agreements immediately due and payable; obtaining additional external financing to meet its working capital requirements if necessary; obtaining permission from the Department of Health for the Private Placement so that the Company does not lose its New York State license or incur a fine; competing with other home health care and infusion companies, many of which are larger in size and possess greater financial resources than the Company; competing for Managed Care contracts; obtaining reimbursement from third-party payors; obtaining approval of an agreement to acquire all of the stock of a certified home health care agency operating in Nassau County, New York by the New York State Public Health Council; and maintaining adequate liability insurance. The failure to manage such factors successfully could have a material adverse effect on the Company's business, financial condition and results of operations.



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

Item 6.  Exhibits and Reports on From 8-K

           a. Exhibits
              --------

           10.1 Employment agreement dated as of January 1, 1996 between the Company and Ann Mittasch.

           10.2 Employment agreement dated as of January 1, 1996 between the Company and Randolph Mittasch.

           10.3 Employment agreement dated as of January 1, 1996 between the Company and Pat Celli.

           10.4    Amendment to Revolving Credit Agreement dated as of
                   June 5, 1996 between the Company and the Chase Manhattan Bank, National Association.

           10.5 Waiver of specified defaults under the Revolving Credit Facility dated as of August 7, 1996 and amended August 13, 1996 between the Company and the Chase Manhattan Bank, National Association.

           10.6 Subscription Agreement dated as of May 28, 1996 between the Company and Caribou Bridge Fund LLC.

           10.7 Subscription Agreement dated as of May 28, 1996 between the Company and Carlo Trentini.

           10.8 Subscription Agreement dated as of June 14, 1996 between the Company and Barbara Weiss Bianco.

                              Page 14 of 16 pages

           --------------------

           10.9 Subscription Agreement dated as of June 19, 1996 between the Company and Asset Value Fund Limited Partnership.

           10.10 Settlement Agreement dated as of June 5, 1996 between the Company and Advanced Care Associates, Inc., Robert Wolk and Harriet Wolk, Robert Miller and Anne Miller, and the United States Department of Health and Human Services.

           27      Financial  Data Schedules.


           b. Reports on Form 8-K
           ----------------------

           None







                              Page 15 of 16 pages

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            The Care Group, Inc.
                                            ------------------------------
                                                (Registrant)


Dated:  August 14, 1996


                                            /s/ Ann T. Mittasch
                                            ------------------------------
                                            Ann T. Mittasch
                                            President and Chairman



Dated:  August 14, 1996

                                            /s/ Pat H. Celli
                                            ------------------------------
                                            Pat  H. Celli
                                            Chief Financial Officer
                                            (Principal Financial Officer)






                              Page 16 of 16 pages