Form 10-Q
period 1996-09-30
CARE GROUP INC
filed 1996-11-14
CIK 847935

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 -------------

      For Quarter Ended September 30, 1996 Commission file number 0-17821

                              THE CARE GROUP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                     11-2962027
-------------------------------           ------------------------------------
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                  1 HOLLOW LANE, LAKE SUCCESS, NEW YORK, 11042
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code  516-869-8383
                                                    ------------

                                      N/A
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed from last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES [X]  NO [ ]

         As of November 1, 1996, the registrant had 10,277,053 shares of common stock, $.001 par value per share, outstanding.

                               PAGE 1 OF 19 PAGES

                     THE CARE GROUP, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

         PAGE
         ----


          3-7          FINANCIAL INFORMATION

          8-9          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        10-17 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           18          OTHER INFORMATION

           19          SIGNATURE PAGE



                               PAGE 2 OF 19 PAGES

                     THE CARE GROUP, INC. AND SUBSIDIARIES

              THREE MONTHS & NINE MONTHS ENDED SEPTEMBER 30, 1996


                         PART I - FINANCIAL INFORMATION


                               PAGE 3 OF 19 PAGES

                     THE CARE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,

                                                           1996             1995
(IN THOUSANDS, EXCEPT PER SHARE DATA)                  (UNAUDITED)      (UNAUDITED)
-------------------------------------                  -----------      -----------
NET REVENUES                                           $   28,810       $   35,850

COST OF REVENUES                                           14,372           15,665
                                                       -----------      -----------

GROSS PROFIT                                               14,438           20,185
                                                       -----------      -----------

OPERATING EXPENSES:
   Selling, general and administrative expenses            11,212           11,392
   Provision for doubtful accounts                          8,539            7,144
   Write-off of intangible and certain other assets         2,975                -
                                                       -----------      -----------
     Total operating expenses                              22,726           18,536

OPERATING(LOSS) INCOME                                     (8,288)           1,649
                                                       -----------      -----------

NET INTEREST EXPENSE                                         (525)            (451)
                                                       -----------      -----------

INCOME (LOSS) BEFORE ( BENEFIT FROM)
  PROVISION  FOR INCOME TAXES                              (8,813)           1,198


(BENEFIT FROM) PROVISION
  FOR INCOME TAXES                                         (2,797)             581
                                                       -----------      -----------

NET (LOSS) INCOME                                      $   (6,016)      $      617
                                                       ===========      ===========

 NET (LOSS) INCOME PER COMMON
  SHARES IN 1996 AND COMMON AND
  COMMON EQUIVALENT SHARES IN 1995                     $     (.69)      $      .07
                                                       ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING IN 1996 AND COMMON
 AND COMMON EQUIVALENT SHARES
 OUTSTANDING IN 1995                                        8,702            8,424
                                                       ===========      ===========

                 See notes to Consolidated Financial Statement

                               PAGE 5 OF 19 PAGES

                     THE CARE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE  THREE  MONTHS ENDED
                                                                       SEPTEMBER 30,

                                                                    1996             1995
(IN THOUSANDS, EXCEPT PER SHARE DATA)                           (UNAUDITED)      (UNAUDITED)
-------------------------------------                           -----------      -----------
NET REVENUES                                                     $   9,622        $  11,365

COST OF REVENUES                                                     4,590            5,275
                                                                -----------      -----------

GROSS PROFIT                                                         5,032            6,090
                                                                -----------      -----------

OPERATING EXPENSES:
   Selling, general and administrative expenses                      3,524            3,386
   Provision for doubtful accounts                                   1,750            2,267
                                                                -----------      -----------
     Total operating expenses                                        5,094            5,653

OPERATING (LOSS) INCOME                                                (62)             437
                                                                -----------      -----------

NET INTEREST EXPENSE                                                  (200)            (157)
                                                                -----------      -----------

INCOME (LOSS) BEFORE (BENEFIT FROM)
PROVISION FOR  INCOME TAXES                                           (262)             280
 PROVISION FOR INCOME TAXES                                              -              133
                                                                -----------      -----------

NET (LOSS) INCOME                                                $    (262)       $     147
                                                                ===========      ===========

NET (LOSS) INCOME PER COMMON
  SHARES IN 1996 AND COMMON AND
    COMMON EQUIVALENT SHARES IN 1995                             $    (.03)       $     .02
                                                                ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING IN 1996 AND COMMON
 AND COMMON EQUIVALENT SHARES
   OUTSTANDING IN 1995                                               9,446            8,450
                                                                ===========      ===========

See notes to Consolidated Financial Statement

                               PAGE 6 OF 19 PAGES

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

NOTE 3 - BANK LOAN

On September 30, 1996, The Care Group, Inc. (the "Company") received an amended waiver of certain specified financial covenants (through October 31, 1996) from the bank. The prior waiver required the Company to reduce the outstanding loan balance to $5.5 million and not to borrow any additional funds through October 31, 1996, at which time the bank would renegotiate the terms of the Company's loan agreement. On November 6, 1996, the Bank amended the waiver through November 29, 1996 and renegotiated the agreement whereby the Company was required to reduce the outstanding loan balance by $350,000, the interest rate was changed from prime plus 1/4 to prime plus 1 percent and the loan became payable in full on December 31, 1996. Accordingly, the Company has reclassed the bank debt to current liabilities.

NOTE 4 - COMMITMENTS

On September 22, 1994, the Company entered into a stock acquisition agreement to acquire all of the outstanding common stock of a certified home health agency. Pursuant to the terms of the Agreement, as amended in February 1995, the acquisition is subject to the approval of the Public Health Council of the New York State Department of Health. The purchase price, as amended in February 1995, is for $700,000 plus net operating expenses paid by the Company prior to such acquisition. The Company has made deposit payments of approximately $75,000 and $63,000 in fiscal 1995 and 1994, respectively, and has paid approximately $90,000 and $396,000 in net operating expenses of the certified home health agency during 1996 (through September 30, 1996) and fiscal 1995, respectively, such amounts are included in other assets at September 30, 1996. On October 28, 1996 the Company received approval of the acquisition from New York State Department of Health. The acquisition price is to be paid in two installments. Approximately $331,000, including interest, is due by the end of November 1996 and the balance of $281,000 plus interest at 8 percent is due in one year.

                               PAGE 8 OF 19 PAGES

NOTE 5 - LITIGATION

The Company is also involved in legal proceeding arising in the ordinary course of business. Management believes that any liability that may result upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the consolidated financial condition of the Company or its results of operations, although there can be no assurance to this effect.

NOTE 6 - SALE OF COMMON STOCK & WARRANTS

On August 1, 1996, the Board of Directors approved a private placement of 42 units, and an additional 58 units requiring stockholder approval, for a total of 100 units at $50,000 per unit (the "Private Placement") and approved the appointment of two new Directors. Each unit consists of 40,000 shares of Common Stock and warrants to purchase another 40,000 shares of Common Stock at a conversion price of $2.50 per share. On August 14, 1996, the Company closed on 42 units of this private placement for a gross amount of $2,100,000 less a placement fee of approximately $130,000. No stockholder approval was required for the sale of 42 Units. On October 4, 1996 the stockholders approved the sale of the additional 58 units. In November 1996, the Company sold the additional 58 Units for gross proceeds of $2,900,000 less placement fee of approximately $174,000.

On October 4, 1996, the shareholders approved the following items:

1. The election of two (2) Class III directors, John Pappajohn and Pat H. Celli of the Company for a period of three years;

2. The ratification of the selection of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending December 31, 1996;

3. An amendment of the Company's Certificate of Incorporation to increase the total number of shares of Common Stock authorized from 20,000,000 to 30,000,000 and the total number of shares of Preferred Stock authorized from 1,000,000 to 2,000,000;

4. The private placement (the "Private Placement") of the sale of 58 Units of the company's securities for a purchase price equal to $50,000 per Unit.

5.     The 1996 Stock Option Plan.

NOTE 7- NON-CASH EXPENSES

During the second quarter, the Company recorded a non-cash charge of $8,842,000. This charge consisted of three components:

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

                              PAGE 9 OF 19 PAGES

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and in other filings made by the Company with the Securities and Exchange Commission.

The Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1996 and for the three and nine months ended September 30, 1996, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1995 and for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K.

                             RESULTS OF OPERATIONS
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 1996

Net revenues from operations for the nine months ended September 30, 1996 decreased to $28,810,000 as compared to $35,850,000 for the comparable period last year. The decrease of $7,040,000 or 20 percent is primarily attributable to the increased effects of managed care in most of our facilities and the decrease in business in our New York City and Dallas locations.

The business in our New York office was reduced this period as compared to the same period a year ago by over 35 percent. This decrease was attributable to several factors. One, our referral sources in this market are primarily physicians and they reported less patient volume for the same period. Secondly, with the growth of managed care, some of our physicians are not able to refer patients because of the restrictions on their patient's health plans. Managed care has not only had the effect of reducing our rates on a per therapy basis, but, more importantly, it has changed referral patterns and has made it more difficult to obtain qualified referrals from our physician base. A similar reduction took place in our Dallas office. The Company is pursuing contracts with health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), hospital discharge planners and other case management entities. If successfully negotiated, these contracts will enable the Company to receive referrals directly from these entities as well as from its physician base.

The cost of revenues for the nine months ended September 30, 1996, after removing the charge of $559,000 for the inventory and equipment reserve in June of 1996, as a percentage of net revenues was 48 percent as compared to 44 percent for the comparable period last year. The increase in cost of revenues as a percentage of net revenues is primarily due to the increasing levels of managed care.

The Company's selling, general and administrative (SG&A) expenses were $11,212,000 or 39 percent of net revenues for the nine months ended September 30, 1996 as compared to $11,392,000 or 32 percent of net revenues for the same period last year. SG&A expenses increased as a percentage of net revenues due primarily to the decrease in net revenues as mentioned above. The charge of $8,842,000 in June of 1996 is comprised of the write-down of goodwill and certain other assets of $2,975,000, an increase of accounts receivable reserves and write-offs of accounts receivable of $5,308,000, and the establishment of a reserve on inventory and equipment of $559,000. Please see Note 7 (Non-Cash Expenses) for a full explanation of the second quarter change.

The net loss for the nine months ended September 30, 1996 was $6,016,000 ($.69 per share) as compared with net income of $617,000 ($.07 per share) for the same period in 1995. Excluding the above-mentioned charge of $8,842,000, pretax income would have been $42,000 for the nine months ended September 30, 1996 compared to $1,198,000 for the same period last year. This decrease is attributable to the effect of increased levels of managed care on all operations of the Company.

                              PAGE 10 OF 19 PAGES

                             RESULTS OF OPERATIONS
                   FOR THREE MONTHS ENDED SEPTEMBER 30, 1996

Net revenues for the three months ended September 30, 1996 decreased to $9,622,000 as compared to $11,365,000 for the comparable period last year. The decrease of $1,743,000 or 15 percent is principally attributable to the increasing effect of managed care in our Dallas and New York City locations and the decrease in business in our New York City location.

The business in our New York office was reduced this quarter as compared to the same period a year ago by over 35 percent. This decrease was attributable to several factors. One, our referral sources in this market are primarily physicians and they reported less patient volume for the same period. Secondly, with the growth of managed care, some of our physicians are not able to refer patients because of the restrictions on their patient's health plans. Managed care has not only had the effect of reducing our rates on a per therapy basis, but, more importantly, it has changed referral patterns and has made it more difficult to obtain qualified referrals from our physician base. The Company is pursuing contracts with health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), hospital discharge planners and other case management entities. If successfully negotiated, these contracts will enable the Company to receive referrals directly from these entities as well as receive referrals from its physician base.

Cost of revenues for the three months ended September 30, 1996, as a percentage of net revenues was 48 percent as compared to 46 percent for the same period in 1995. The increase in cost of revenues as a percentage of net revenues is due to more of the Company's revenue base being generated from managed care or negotiated rates, which are lower than the rates realized, during the same period last year.

The Company's operating expenses were $5,094,000 or 53 percent of net revenues for the quarter ended September 30, 1996 as compared to $5,653,000 or 50 percent of net revenues for the same period last year. The decrease of $559,000 was due to the decrease in the provision for doubtful accounts partially offset by an increase in other expenses.

         The net loss for the three months ended September 30, 1996 was $262,000 ($.03 per share) as compared with net income of $147,000 ($.02 per share) for the same period in 1995. The decrease in net income is primarily attributable to the decrease in sales and the effects of managed care.

                              PAGE 11 OF 19 PAGES

                       FINANCIAL CONDITION AND LIQUIDITY

Current assets have decreased to $16,541,000 at September 30, 1996 from $18,552,000 at December 31, 1995. The decrease of $2,011,000 in current assets is due primarily to the Company's decrease in accounts receivable. The decrease in accounts receivable is due to a charge in the second quarter of $5,308,000 of which $3,161,000 was an increase in the allowance for doubtful accounts and $2,147,000 was a direct write-off of certain accounts receivable. See Note 7 for details. This charge more than offset other increases in accounts receivable.

At September 30, 1996, working capital was $6,432,000 as compared to $7,655,000 at December 31, 1995. At September 30, 1996 the Company had a term revolving credit agreement with its bank which provided for borrowings of up to $5,500,000, expiring October 31, 1996. On November 6, 1996, the Company and its current bank renegotiated the current credit agreement requiring the immediate pay down of the loan by $350,000 and the repayment of the remaining loan balance ($5,150,000) by December 31, 1996. Accordingly, the Company has reclassified the bank debt to current liabilities. Management is currently negotiating with another financial institution for a credit facility to replace the current agreement after December 31, 1996. No assurance can be given that the Company will obtain replacement facilities at all or on future terms that are favorable or the same as the existing terms. The remaining decrease is attributable to the decrease in accounts receivable, discussed above, and the increase in account payable, offset by a $3,000,000 increase in recoverable income taxes.

The average days sales in outstanding receivables decreased from 137 days at December 31, 1995 to 112 days at September 30, 1996 based upon the decrease in net sales and net accounts receivable during the respective quarters. The reduction in days sales in accounts receivable was due to the write-down in accounts receivable explained above. Delays resulting from increased third-party payor scrutiny of invoices, refusal to pay or an increased proportion of Medicare and Medicaid patients could, in the future, have a material adverse effect on the Company's liquidity and general financial condition, as well as the fact that the Company is currently restricted from using its line of credit to fund growth in accounts receivable.

During August 1996, the Company raised net proceeds of $1,970,000 for 1,680,000 shares of its common stock in the first stage of a Private Placement. In November 1996, the balance of the private placement money was raised for the proceeds of $2,700,000 for 2,320,000 shares.

                              PAGE 12 OF 19 PAGES

                                    PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGE IN SECURITIES

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           None. For events occurring subsequent to the quarterly period ending September 30, 1996, see Note 6 to the financial statements.

ITEM 5.    OTHER INFORMATION

           On November 5, 1996 the Company closed on 53 Units of the Private Placement for a gross amount of $2,650,000 less a placement fee of approximately $160,000 and on November 12, 1996 the Company closed on the final 5 Units of the Private Placement for a gross amount of $250,000 less a placement fee of approximately $15,000.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits
Exhibit No.

3(i)       Certificate of Incorporation of the Company, as amended.

3(ii) Bylaws of the Company, filed in the Company's Registration Statement on Form S-18 or post-effective amendments thereto, which exhibit is incorporated herein by reference (Registration No. 33-27840-NY)

4.1 Form of specimen stock certificate, filed in the Company's Registration Statement on Form S-18 or post-effective amendments thereto, which exhibit is incorporated herein by reference (Registration No. 33-27840-NY)

4.2 Form of underwriter's Warrant certificate, filed as an exhibit to the Company's Registration Statement on Form S-1 or post-effective amendments there, which exhibit is incorporated herein by reference (Registration No. 33-42528)

4.3 Form of Stock Purchase Warrant Certificate, filed as an exhibit to the Company's Report on Form 8-K, filed August 14, 1996, which exhibit is incorporated herein by reference.

4.4 Form of Subscription Agreement, filed as an exhibit to the company's Report on form 8-K, filed August 14, 1996, which exhibit is incorporated herein by reference.

4.5        Form of unit Purchase Option issued to Royce Investment Group, Inc.
           in the Private Placement.

10.1 Agency Agreement dated as of August 14, 1996 between the Company and Royce Investment Group, Inc.

27.        Financial Data Schedule

      (b)  Reports on Form 8-K
           The Company filed a report on Form 8-K on August 14, 1996, reporting other events under Item 5, which report included Selected Financial Data for the three month and six month periods ending June 30, 1996 and June 30, 1995.

                              PAGE 18 OF 19 PAGES

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 The Care Group, Inc.
                                                 -------------------------
                                                     (Registrant)


Dated: November 12, 1996                         /s/ Richard G. Jung
       -----------------                         -------------------------
                                                 Richard G. Jung
                                                 President &
                                                 Chief Executive Officer



Dated: November 12, 1996                         /s/ Pat H. Celli
       -----------------                         -------------------------
                                                 Pat H. Celli
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                              PAGE 19 OF 19 PAGES

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 The Care Group, Inc.
                                                 -------------------------
                                                     (Registrant)


Dated: November 12, 1996
       -----------------                         -------------------------
                                                 Richard G. Jung
                                                 President &
                                                 Chief Executive Officer



Dated: November 12, 1996
       -----------------                         -------------------------
                                                 Pat H. Celli
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)


                              PAGE 19 OF 19 PAGES

                     THE CARE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                                      SEPTEMBER 30,     DECEMBER 31,
-------------------------------------                                                          1996              1995
                                                                                            (UNAUDITED)        (AUDITED)
                                                                                           -------------     ------------
ASSETS
------
CURRENT ASSETS
Cash and cash equivalents                                                                    $     193         $     561
Marketable securities                                                                               33               508
Accounts receivable, net of allowances
  of $4,943 at September 30, 1996 and $3,564 at
  December 31, 1995                                                                             11,737            14,927
Inventories                                                                                      1,144             1,763
Recoverable income taxes                                                                         3,121               108
Prepaid expenses and other current assets                                                          313               685
                                                                                           -------------     ------------
  Total Current Assets                                                                          16,541            18,552
                                                                                           -------------     ------------

PROPERTY AND EQUIPMENT - at cost                                                                 3,113             3,000

LESS - Accumulated depreciation                                                                  1,608             1,253
                                                                                           -------------     ------------
  Net property and equipment                                                                     1,505             1,747
                                                                                           -------------     ------------
RENTAL EQUIPMENT - at cost                                                                       2,934             2,416
LESS - Accumulated depreciation                                                                    906               620
                                                                                           -------------     ------------
  Net rental equipment                                                                           2,028             1,796
                                                                                           -------------     ------------
INTANGIBLES - Net                                                                               11,266            14,185
                                                                                           -------------     ------------
OTHER ASSETS                                                                                     1,000               730
                                                                                           -------------     ------------

TOTAL ASSETS                                                                                 $  32,340         $  37,010
                                                                                           =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
Note payable to bank                                                                         $   5,500         $   6,800
Current portion of long-term debt                                                                1,746             1,845
Accounts payable                                                                                 2,211             1,302
Accrued expenses                                                                                   652               950
                                                                                           -------------     ------------

   Total Current Liabilities                                                                    10,109            10,897

LONG-TERM DEBT, excluding current portion                                                        2,128             1,400
DEFERRED INCOME TAXES                                                                              384               322
                                                                                           -------------     ------------
TOTAL LIABILITIES                                                                               12,621             1,722
                                                                                           -------------     ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK, 333,332 shares at $3 per share                                              -             1,000
                                                                                           -------------     ------------

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value  per share, 1,000
   shares authorized;  no shares issued and outstanding                                              -                 -
Common Stock, $.001 par value per share, 20,000 shares authorized; 10,318 shares and 8,638 shares issued and outstanding at September 30, 1996 at December 31, 1995,
  respectively                                                                                      10                 9
Additional Paid-In Capital                                                                      21,262            19,886
(Accumulated Deficit) Retained Earnings                                                         (1,412)            4,604
                                                                                           -------------     ------------

                                                                                                19,719            24,499
Common Stock held in treasury, at cost - (40 and 247 shares at September 30,
   1996 and December 31, 1995, respectively)                                                      (141)           (1,108)
                                                                                           -------------     ------------
   Total Stockholders' Equity                                                                   19,996            23,391
                                                                                           -------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $  32,340         $  37,010
                                                                                           =============     ============

See notes to consolidated financial statements.

                               PAGE 4 OF 19 PAGES

                     THE CARE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(IN THOUSANDS)                                              ---------------------------------------
--------------                                                    1996                    1995
                                                              (UNAUDITED)             (UNAUDITED)
                                                              -----------             -----------
OPERATING ACTIVITIES:
Net (loss) income                                              $  (6,016)              $     617
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
 Depreciation and amortization                                     1,412                     950
 Provision for doubtful accounts                                   8,539                     792
 Provision for obsolete inventory and equipment                      559                       -
 Write-off of intangible and certain other assets                  2,654                       -
 Deferred income tax expense                                          62                     141
 Unrealized gain on marketable securities                            (32)                    (77)
 Loss (gain) on sale of marketable securities                         38                     (71)
 Changes in assets and liabilities:
   Marketable securities                                             469                      88
   Accounts receivable                                            (5,349)                 (1,018)
   Inventories                                                       219                    (124)
   Recoverable income taxes                                       (3,121)                      -
   Prepaid expenses and other current assets                         105                    (292)
   Other assets                                                     (180)                     79
   Accounts payable                                                  909                    (178)
   Accrued expenses                                                 (298)                   (367)
   Income taxes payable                                                -                    (264)
   Net purchases of rental equipment                                (507)                    (71)
                                                              -----------             -----------
 Net cash provided by operating activities                          (537)                    205
                                                              -----------             -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                (288)                   (982)
 Payments for intangible assets acquired                            (112)                   (473)
 Organization costs                                                  (14)                      -
 Restrictive covenant                                                  -                     (71)
 Investment in licensed home health agency                             -                    (100)
 Investment in certified home health agency                          (90)                   (413)
                                                              -----------             -----------
Net cash used in investing activities                               (504)                 (2,039)
                                                              -----------             -----------

FINANCING ACTIVITIES:
 Proceeds from bank loan                                             150                   1,200
 Repayments of  bank loan                                         (1,450)                      -
 Proceeds from long-term debt                                      1,553                     367
 Repayment of long-term debt                                        (924)                   (425)
 Sale of common stock                                              1,863                       -
 Proceeds from exercise of stock options                               -                     553
 Purchases of treasury stock                                      (1,119)                   (847)
 Sale of treasury stock                                              600                     676
                                                              -----------             -----------
     Net cash provided by financing activities                       673                   1,524
                                                              -----------             -----------

 (DECREASE) IN CASH  AND CASH
    EQUIVALENTS                                                     (368)                   (310)

CASH AND CASH EQUIVALENTS, beginning of period                       561                     577
                                                              -----------             -----------

CASH AND CASH EQUIVALENTS, end of period                       $     193               $     267
                                                              ===========             ===========

Supplemental disclosure of cash flow information:
  Interest Paid                                                $     515               $     478
                                                              ===========             ===========
  Taxes Paid                                                   $     157               $     927
                                                              ===========             ===========

See notes to consolidated financial statements.

                               PAGE 7 OF 19 PAGES

             CERTAIN FACTORS AFFECTING OPERATIONS AND MARKET PRICE
                                OF SECURITIES.

The Company's future business, financial condition and results of operations, and the market price for its securities are dependent on the Company's ability to successfully manage, among other things the following business considerations. No assurance can be given that the Company will be able to manage such considerations successfully. The failure to manage such considerations successfully could have a material adverse effect on the Company's business, financial conditions, and results of operations, and on the market price of its securities.

Government Regulations and Lawsuit Settlement. The Company and the health care industry generally are subject to extensive and frequently changing state and federal regulation governing he dispensing, distributing and compounding of prescription products, the provision of home health care services and home infusion services, the licensing of branch offices, the certification of home health agencies and the licensing of professionals. In addition, state and federal fraud and abuse laws prohibit, among other things, the payment for remuneration for patient or business referrals. Laws and regulations are enacted and amended for the regulating the health care industry, and any changes in the laws or regulations or new interpretations or existing laws or regulations could have an adverse effect on the Company's methods and cost of doing business. Further, failure by the Company to comply with applicable laws could adversely affect the Company's ability to continue to provide, or receive reimbursement for, its services from Medicare, Medicaid and other third party payors and also could subject the Company and its officers to civil and criminal penalties. There can be no assurance that the Company will not encounter regulatory impediments that could adversely affect its ability to open new branch offices and to expand the services currently provided at its existing branch offices.

In May 1994, the Company acquired all of the stock of Advanced Care Associates, Inc., Advanced Care CPM, Inc. and Millwo Inc. (collectively, "Advanced Care") for an aggregate consideration of $5,268,000 (including expenses), of which $3,000,000 was payable in the form of promissory notes (the "Notes"). The Company also issued to the former owners of Advanced Care 333,332 shares of its common stock along with an option (the "Put Option") to sell these shares back to the Company at a price of $3.00 per share.

In September 1994, Advanced Care and its former owners were served with a civil lawsuit by the US Government alleging improper Medicare billing and reimbursement practices during the period prior to the acquisition of Advanced Care by the Company. Effective June 5, 1996, Advanced Care entered into an agreement with the US Government in settlement of the lawsuit (the "Settlement"). The Settlement required Advanced Care to make a $550,000 payment to the US Government no later than June 15, 1996, which payment was made. In addition, Advanced Care issued to the US Government a $2,780,000 note, at 9% interest payable quarterly over four and one-half years (the "Government Note"). In connection with the Settlement, each of the former owners, among other things, transferred their shares of common stock of the Company to the US Government along with the Put Option. The US Government exercised the Put Option on June 5, 1996. The amount owed to the US Government by the Company with respect to the exercise of the Put Option is included in the Government Note.

In connection with the Settlement, Advanced Care canceled the Notes and certain employment agreements which were issued to the former owners of Advanced Care. As security for payment of Advanced Care's obligations to the US Government, the Company agreed to grant the US Government a second lien on all personal property of the Company and its subsidiaries.

                              PAGE 13 OF 19 PAGES

The terms of the Settlement also required Advanced Care and the Company to implement a program to assure compliance with all Medicare and Medicaid regulations. There can be no assurance that the Company will be able to comply with the terms of the Government Note in the future.

In the event that the Company defaults under the Government Note the US Government may, among other things, offset all of the Company's
Medicare/Medicaid receivables, which historically have equaled approximately $2,000,000 per year and may exclude Advanced Care from participation in the Medicare program or state healthcare programs. Such offsets and exclusion could have a material adverse effect on the Company.

Security Interest in Assets; History of Noncompliance With Financial Covenants under the Company's Credit Facility. As of September 30, 1996, the Company was obligated to The Chase Manhattan Bank ("Chase") for a principal amount of $5,500,000 pursuant to a credit facility (the "Credit Facility"). The amount available under the Credit Facility was reduced from $12,000,000 to $8,000,000 pursuant to an Amendment, accounts receivable that are payable by state or federal agencies under Medicaid or Medicare programs (collectively, "Medicaid/Medicare Receivables") are excluded from the definition of eligible receivables. Prior to the Amendment, Medicaid/Medicare Receivable were included in the definition of eligible receivables. In addition, under the Amendment, Chase has greater discretion in determining whether any of the Company's receivables qualify as eligible receivables.

The Credit Facility includes certain financial covenants. The failure of the Company to comply with these covenants entitles Chase to declare the aggregate amount outstanding under the Credit Facility to be immediately due and payable. The company is currently in compliance with these covenants, but has been out to compliance with certain of these covenants at the end of several quarters in the past, which noncompliance has necessitated the receipt of waiver from Chase. Pursuant to a waiver received on November 6, 1996 Chase declared the Credit Facility due in full on December 31, 1996. There can be no assurance that the Company will remain in compliance with its financial covenants in the future, or that, if it is not in compliance, Chase will grant waivers or otherwise refrain from declaring a default under the Credit Facility.

On September 27, 1996 the Company entered into a letter agreement with Key Bank of New York ("Key Bank") which outlined terms whereby Key Bank will enter into a credit facility (the "Key Bank Facility") with the Company in the aggregate principal amount of up to $9,000,000. There can be no assurance that the Company will obtain the Key Bank Facility before the Credit Facility becomes due, if at all. In such event, there can be no assurance that the Company will be able to obtain a substitute credit facility or other additional external financing favorable to the Company, or at all, or that the Company will be able to repay the Credit Facility in full on December 31, 1996. The inability of the Company to obtain an additional financing or to repay the Credit Facility would have a material adverse effect on the Company's business, financial condition and results of operations.

In connection with the Credit Facility, all of the personal property of the Company and its subsidiaries was pledged to Chase. In connection with the Settlement, the US Government received a second lien on all of the personal property of the Company and its subsidiaries. If the Company were to default on any of its obligations under the Credit Facility or the Settlement, Chase and the US Government could foreclose on the pledged assets. Such a foreclosure would materially and adversely affect the Company. The Credit Facility also places certain restrictions on the Company's ability to incur indebtedness, dispose of significant assets and other matters.

                              PAGE 14 OF 19 PAGES

Charge Against Earnings; Anticipated Losses. The Company recorded non-cash charges to earnings relating to write-offs of intangibles, certain other assets and accounts receivable for the second quarter ended June 30, 1996 aggregating approximately $8,800,000. The net result of such charges were a net loss for the quarter of approximately $5,800,000 or $.70 per share, and for the six months ended June 30, 1996, of approximately $5,750,000 or $.68 per share. The Company also anticipates a loss for the year ending December 31, 1996. There can be no assurance that the Company will not continue to experience losses in the future.

Competition. The home health care and infusion businesses are highly competitive. Certain of the Company's competitors are national service providers, and many others are regional or local in scope. Many of the company's competitors and potential competitors are larger in size and posses significantly greater financial resources that the Company. There can be no assurance that the Company will be able to compete successfully with its competitors. (See "Certain Factors - Reimbursement by Third Party Payors; Possible Effects of Managed Care")

Reimbursement by Third-Party Payors; Effects of Managed Care. The
Company is primarily reimbursed for its services by insurance companies, managed care companies, Medicare/Medicaid programs or other third-party payors. The Company typically receives payment between ninety (90) and one hundred fifty (150) days after rendering an invoice, although such period can be longer. The size and nature of claims related to services provided by the Company result in a large number of such claims being reviewed by third-party payors prior to payments, and the third-party payors may attempt to deny reimbursement of such claims. Accordingly, because these factors may delay or deny payments to the Company for its services, the Company's cash flow historically has been insufficient to meet its accounts payable. The company has in the past been required to borrow funds to meet its ongoing obligations and may be required to do so in the future. The Waiver of the Credit Facility eliminates the Company's ability to borrow additional funds. Unless the Company can renegotiate the Credit Facility or obtain other funds, the Company will be unable to fund future growth. See "Certain Factors-Security Interests in Assets; History of Noncompliance with Financial Covenants Under the Company's Credit Facility".

In addition, the Company's business, including but not limited to the size of the Company's client/patient population, revenues and profit margins, will be adversely affected by the cost containment measures and review procedures imposed by managed care. Certain managed care companies have also awarded contracts to providers on a national basis. Often the Company has not been large enough to compete for these contracts. This factor has contributed to the decline in the Company's revenues over the past year. There can be no assurance that the trend of declining revenues will not continue. See "Certain Factors Competition."

Health Care Reform. Political, economic and regulatory influences are likely to lead to fundamental change in the health care industry in the United States. Numerous proposals for comprehensive reform of the nation's health care system have been introduced in Congress. Many approaches have been considered, including mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes to health care delivery systems. In addition, some of the states in which the Company operates are considering various health care reform proposals. The company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies, and that public debate of these issues will continue in the future.

                              PAGE 15 OF 19 PAGES

Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, reforms will be adopted, when they may be adopted, or what impact they may have on the Company. In addition, the cost and service considerations which have generated proposals for health care reform have also resulted in, and are expected to continue to result in, strategic realignments and combinations in the health care industry which may, over time, have a significant impact on the Company's strategic direction and results of operations. The actual announcement of reform proposals and the investment communities' reaction to such proposals, announcements by competitors and payors of their strategies to respond to reform initiatives and general industry conditions have produced and may continue to produce volatility in the trading and market price of the Company's Common Stock and for securities of health care companies generally.

Ability to Attract Key Management and Dependence on Health Care Professionals. The Company's future success will depend in large part on its ability to attract and retain senior management personnel and branch-level management. In addition, the Company is highly dependent on its staff of professional nurses and its other health care professionals and paraprofessionals. Competition for qualified management personnel and health care professionals and paraprofessionals is strong. The inability to attract, retain or motivate management and sufficient numbers of qualified health care professionals and paraprofessionals could adversely affect the Company's business and prospects.

Although the Company has been generally able to meet its staffing requirements for professional nurses and other health care staff, the Company has experienced occasional staffing shortages at certain of its offices and an increase in competition, or a decline in its ability to meet its staffing needs, in the future could have a material adverse effect on the Company's profitability and on the Company's ability to maintain or increase its patient base at certain or all of its branch offices.

Liability and Insurance. The Company's services subject it to liability risk. Malpractice claims may be asserted against the Company if its services are alleged to have resulted in patient injury or other adverse effects. The Company has from time to time been subject to such suites in the ordinary course of its business. There can be no assurance that future claims will not be made or that such claims, if made, will not materially and adversely affect the Company's business or financial condition. The Company currently maintains liability insurance in the amount of $8 million per occurrence and $9 million in the aggregate. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate. In addition, while the Company has been able to obtain liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on acceptable terms or at all. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the company's business. Claims against the company, regardless of their merits or eventual outcome, also may have a material adverse effect upon the Company's reputation and business.

Volatility of Stock Price. There has been significant volatility in the market price of the common stock of the Company and in the market prices of health care company securities in general. The Company believes factors such as legislative and regulatory developments and quarterly variations in financial results have caused the market price of its common stock to fluctuate substantially. In addition, the stock market has experienced volatility that has affected the market prices of many health care service companies and that often has been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of the common stock.

                              PAGE 16 OF 19 PAGES

No Dividends. The Company has not paid any dividends since inception and does not anticipate the payment of dividends in the foreseeable future.

Possible Issuances of Preferred Stock; Restrictions on Changes in Control. The Company is authorized to issue up to 2,000,000 shares of preferred stock, $.001 par value per share (the "Preferred Stock"). The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of Directors, without further action by the stockholders and may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights. The future issuance of any shares of Preferred Stock could adversely affect the rights of the holders of the Common Stock, and therefore reduce the value of the Common Stock.

The Company's Certificate of Incorporation provides that no person or group may, after May 15, 1989, acquire beneficial ownership of 10% or more of any class of equity securities of the company without the prior written consent of all state health regulatory agencies or state health commissions governing the Company's activities that require such consent. The provision does not apply to
(i) persons who beneficially owned more than 10% of any class of the Company's equity securities prior to May 15, 1989, or (ii) securities held by registered broker-dealers solely for bona fide market making purposes. The Certificate of Incorporation also provides for a staggered board such that the Board of Directors is divided into three classes. The term of office for the Class II directors will expire at the 1997 Annual Meeting of Stockholders. At each such election, directors will be chosen for a three year term. Each of the foregoing requirements and provisions may have the effect of making takeover of the Company more difficult and may help to insure continued control by present management.

Shares Eligible for Future Sale. Sales of substantial amounts of Common Stock in the public market in the future could adversely affect the prevailing market price of the Company's Common Stock and may have a material and adverse effect on the Company's ability to raise the capital necessary to fund its future operations. Additional shares of Common Stock, including shares issuable upon exercise of options and warrants, will also become eligible for sale in the public market form time to time in the future. Furthermore, certain holders of Common Stock have the right to cause the company to register their shares under the Securities Act for sale in the public markets.

                              PAGE 17 OF 19 PAGES