Form 10-K
period 1996-12-31
CARE GROUP INC
filed 1997-04-15
CIK 847935

                      SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment in this Form 10K.[X]

As of March 26, 1997, the registrant had outstanding 12,597,053 shares of Common Stock, $.001 par value per share.

As of March 26, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $14,683,000

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on or about June 25, 1997, definitive copies of which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's 1996 fiscal year; this document will be incorporated into Part III of the Form 10-K.

                                                 TABLE OF CONTENTS


                                                                                                    PAGE (S)
PART I             Item 1.         Business                                                             1-9
                   Item 2.         Properties                                                           9-10
                   Item 3.         Legal Proceedings                                                   10
                   Item 4.         Submission of Matters to a Vote of  Security
                                     Holders                                                           10-11
PART II            Item 5.         Market Information                                                  11-12
                   Item 6.         Selected Consolidated Financial Data                                13
                   Item 7.         Management's Discussion and Analysis
                                   of Consolidated Financial Condition and
                                   Results of Operations                                               14-21
                   Item 8.         Consolidated Financial Statements and
                                   Supplementary Data                                                  22-41
                   Item 9.         Changes in and Disagreements with
                                     Accountants on Accounting and Financial
                                     Disclosure                                                        42
PART III           Item 10.        Directors and Executive Officers of the
                                     Registrant                                                        42
                   Item 11.        Executive Compensation                                              42
                   Item 12.        Security Ownership of Certain Beneficial
                                     Owners and Management                                             42
                   Item 13.        Certain Relationships and Related
                                     Transactions                                                      42
PART IV            Item 14.        Exhibits,    Consolidated Financial Statements,
                                   Financial Statement Schedules, and Reports
                                   on Form 8-K                                                         42-47

SIGNATURES                                                                                             48

                                     PART I
PRELIMINARY STATEMENT

         All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's ongoing operations and business plans on terms satisfactory to the Company; competitive factors, including the fact that many of the Company's competitors have greater resources than the Company, which in fact will be exacerbated by the industry trend towards consolidation; the Company's ability to win contract awards from managed care organizations; the pricing pressure exerted by managed care organizations; the Company's ability to identify and successfully negotiate agreements with strategic partners; changes in the regulatory environment in which the Company operates; changes in labor costs; and the other factors detailed in this report, including, but not limited to, the factors set forth under the heading "Certain Factors Affecting Operations and Market Prices of Securities," and the factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements which are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 1.  BUSINESS

GENERAL

         The Care Group, Inc., a Delaware corporation (the "Registrant"), and its wholly-owned subsidiaries (collectively, the "Company"), through seven branches located in four states, provide a full range of home health care services, including nursing and related patient services, home infusion therapies, and home durable medical equipment, including equipment for respiratory therapies. With the formation in 1995 of Mail Order Meds, Inc. ("MOM"), the Company began distributing pharmaceuticals, nutritional supplements, vitamins, herbal remedies, and related educational materials.

         Focusing on disease management for chronic patients and offering a full-range of home health care services, the Company utilizes its own nursing staff, in conjunction with the patients' physicians, to assess patients' needs and deliver all of the Company's services. Specializing in the specific needs of patients in a number of diagnostic groups, consisting primarily of patients with Human Immunodeficiency Virus ("HIV") and Acquired Immune Deficiency Syndrome ("AIDS"), cancer patients and acute pediatric illnesses, enables the Company, in management's opinion, to distinguish itself from many of its competitors as a high quality, cost-effective provider of home health care services. By concentrating its efforts on certain geographic regions, specifically the greater New York area and Texas, management believes that the Company will be better positioned to pursue contracts and alliances with managed care organizations in these locations.

         Capitalizing on the increasing use of oral medications instead of infusion therapies, the Company entered the mail order pharmaceutical business in 1995. Building on the Company's reputation in the HIV/AIDS field, MOM specializes in providing pharmaceuticals and related products for, and currently derives most of its revenue from, HIV and AIDS patients. MOM also carries a full line of products for the treatment of other illnesses and management believes other pharmaceutical products will constitute a growing portion of MOM's revenues, although there can be no assurance that this will occur.

COMPANY HISTORY

         In recent years, the Company, which was formed in 1983, has grown rapidly through a series of acquisitions which have enabled the Company to expand its patient base and offer even more sophisticated home health care services. On May 18, 1994, the Company acquired Advanced Care Associates, Inc., Advanced Care CPM, Inc. and Millwo Management, Inc., Pennsylvania corporations ("Advanced Care"), a provider of respiratory therapies and durable medical equipment to patients at home and in rehabilitation centers. On July 18, 1994, the Company acquired the assets of Clinical Care Services, Inc., a Georgia corporation ("Clinical"), a provider of home health services, including nursing services and home infusion therapy. During 1995, the Company commenced the operations of MOM, a mail order pharmacy located in Austin, Texas. On September 12, 1995, the Company acquired Therapeutic Innovations, Inc., a Texas corporation ("Therapeutic"), a provider of both in-patient and out-patient care for the pediatric market. On November 19, 1996, the Company acquired Commonwealth Certified Home Care, Inc., a New York corporation and a certified nursing agency located in Nassau County, New York.

         The following table sets forth the approximate aggregate percentages of patient revenues derived by the Company from its designated services in the year ended December 31, 1996.

         Nursing Related Patient Services........................ 34%
         Home Infusion Therapies................................. 48%
         Durable Medical Equipment............................... 13%
         Mail Order Pharmaceuticals..............................  5%
                                                                 ---
         Total...................................................100%
                                                                 ===
         Currently, the Company provides its services in Atlanta, GA; Austin, TX; Dallas, TX; Houston, TX; Los Angeles, CA; Nassau County, NY and New York City, NY.

OVERVIEW OF THE HOME HEALTH CARE INDUSTRY

         One of the major factors contributing to the rapid growth of home health care has been the use of alternate site health care to contain the rising costs of health care. Consumers of all types, including governmental bodies, managed care organizations, insurance companies and private payors are recognizing the savings that can be realized by offering care in the home as opposed to institutional settings. In addition, an aging population and patients' preferences for receiving health care in the comfort of the home, combined with advances in medical technology making the delivery of sophisticated treatments in the home a reality, are all contributing to the continued growth of the home health care industry.

         Managed care organizations are becoming important players in the home health market and have exerted pricing pressure on the providers of home health care services. Such pressure has negatively impacted the profit margins of home health care producers. In addition, as the managed care organizations continue to grow, they may show a preference to deal only with those home health care service providers who can offer a comprehensive range of services throughout such managed care organization's area of operations. In response, what once was a very fragmented industry is undergoing a wave of consolidation.

         With the development of additional oral medications to replace medications that are administered intravenously, there has been a decrease in the demand for home infusion therapies. Providers of oral pharmaceuticals are servicing an increasing number of patients who previously required infusion therapies.

STRATEGY

         Building on its established presence in the Northeast and Southwest, the Company seeks to further enhance its position in these markets by providing a full range of cost-effective home health care services. To achieve this goal, the Company intends to more closely coordinate and monitor patient care through its own nursing staff and in training its employees, identifying patients' needs and cross-selling the Company's services. Complimenting its program of internal growth, the Company intends to expand its existing branch locations, expand the range of services offered and increase referrals from managed care organizations.

         In addition, the Company intends to heighten its regional standing and focus by continuing its program of acquisitions within New York and New Jersey, acquiring home health care providers which operate in existing markets and divesting assets outside of its core regions. Management believes that by developing a substantial market presence in its core regions, the Company will be able to increase its referrals from managed care organizations. Currently, management is discussing a possible combination with another provider of home care services in the New York area. There can be no assurance, however, that the Company will be able to successfully negotiate a deal with such company. Nor can there be any assurance that if the Company consummates a deal, it will achieve the goal of increasing its regional standing and referral base. The Company has entered into a letter of intent to sell its Georgia operation for $1.6 million, which sale is currently expected to be consummated by May, 1997. There can be no assurance, however, that the Company will be able to successfully negotiate a definitive agreement, or, if an agreement is negotiated, that it will provide for $1.6 million in proceeds to the Company or that it will be consummated by May, 1997, if ever. In addition, the Company is actively seeking a buyer for its California operation. There can be no assurance that the Company will find a buyer for its California operation. Even if a buyer is found, the Company does not expect to derive significant proceeds from such sale. If the Company is unable to find a buyer shortly, it may cease it operations in California, which have been generating operating losses.

         All of the Company's branches are accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a prerequisite to procuring contracts with many managed care organizations. The Company is also targeting managed care organizations by stressing its disease management programs for the treatment of HIV/AIDS, cancer, and other chronic illnesses, and providing customized outcome and utilization reports. The Company expects that managed care contracts will generate an increasing number of referrals as the penetration of managed care continues to accelerate.

         As a provider of oral pharmaceuticals, MOM intends to focus its marketing efforts on managed care organizations who offer prescription drug plans. In addition, MOM will continue to utilize its just in time inventory program, which enables it to fill a patient's prescription without having to invest working capital in inventory.

PRODUCTS AND SERVICES

         The Company delivers its services through branches whose functions include (i) receiving referrals from physicians, (ii) assessing a patient's needs, (iii) determining the extent of a patient's insurance coverage and coordinating reimbursement for services, (iv) coordinating the delivery of care to the patient and (v) supervising the quality of the care the patient receives.

         Each branch is managed by an administrator who is responsible for ensuring the quality of the services of the Company. Coordinators at each site work with all the professionals servicing the patient to ensure the proper management of the patient's care. Attached to each branch is a pharmacy which, among other things, prepares the solutions used for home infusion therapies. Offering a full range of home health care services and coordinating that care through its own nursing staff allows the Company to offer cost-effective, high quality services.
                                       3

         In addition to the clinical staff, each branch maintains its own sales force which is responsible for increasing the Company's referral base and marketing its services to managed care organizations. The Company believes that its sales force is appropriately trained to cross-sell all of the Company's services. Billing and collections are also handled by each branch.

Home Health Care

         Nursing and Related Patient Services. Working closely with each patient's physician, who develops that patient's plan of treatment, the team of clinicians at the branch closely monitors the patient's course of treatment and provides the physician with regular reports on the patient's status. Prior to the delivery of home health care, a nurse from the local branch assesses the home environment and helps determine the suitability of home care and what services are needed. Nurses continue to visit their patients as needed to carefully monitor their course of treatment. The Company offers a broad range of nursing and related patient services, including:

          Registered nurses who provide a broad range of nursing care, including pain management, respiratory therapy, infusion therapy, skilled observation and assessment and teaching procedures.

          Licensed practical nurses who perform technical nursing procedures, such as injections and dressing changes.

          Physical therapists who provide needed therapies to help patients improve activities of daily living, as well as structured therapies to improve mobility and specialized exercise programs.

          Occupational therapists who provide structured therapies for increased independence in the patient's daily living.

          Speech therapists who provide therapies to increase a patient's communication skills and improve swallowing techniques following a trauma.

          Social workers who help patients and their families deal with the gamut of concerns that arise from health problems.

          Home health aides, companions and homemakers provide assistance, hourly or around-the- clock, with personal care, such as bathing and walking, as well as meal preparation and general cleaning.

         Infusion Therapy Services. Infusion therapies involve the intravenous administration of anti-infective, chemotherapy, pain management, nutrition and other therapies. Before accepting a patient for home infusion treatment, the nursing staff at the local branch work closely with the patient's physician to assess the patient's suitability for home care. Once it has been determined that the patient should receive home infusion therapy, the nursing staff trains the patient and/or patient's family members in the proper use of home infusion therapy equipment. Pharmacies located at the branch prepare the home infusion therapies and the Company supplies the necessary durable medical equipment. The Company provides the following home infusion therapy services:

          Anti-infective therapy is the infusion of antibacterial, anti-viral or anti-fungal drugs into the patient's bloodstream, to treat a variety of infections and diseases including osteomyelities (bone infection), lyme disease, bacterial endocarditis (infection of the lining around the heart), septicemia (blood poisoning), wound infections and infections of kidneys and urinary tract. In addition, patients with suppressed immune systems, including cancer patients on chemotherapy and patients with AIDS, may require antibiotic therapies.

          Total parenteral nutrition, or TPN, involves the intravenous delivery of life sustaining nutrients to patients unable to ingest or absorb nutrients due to a disorder of the gastrointestinal tract. Certain conditions that require TPN include intestinal obstruction, cancer, AIDS, inflammatory bowel disease, short bowel syndrome and many other gastrointestinal disorders. TPN is administered through a catheter, which is surgically implanted in a major blood vessel during hospitalization, to permit required nutrients to be directly delivered into the patient's blood stream. Many TPN patients require indefinite or permanent treatment because the illness from which they suffer are recurring in nature.

          Enteral nutrition therapy administers nutrients to patients who cannot eat as a result of an obstruction of the digestive tract or because they are otherwise unable to feed themselves orally. Enteral nutrition is administered by direct infusion of nutrients through a feeding tube into the portion of the patient's digestive tract that remains functional. Enteral nutrition therapy is administered over a long period, generally more than six months.

          Pain management therapy is the administration of analgesic drugs to terminally or chronically ill patients suffering from acute or chronic pain. Generally, this therapy is administered under physicians orders in a way that permits the patient to regulate the intravenous infusion of analgesic drugs in proportion to the severity of the pain experienced.

          Chemotherapy is the administration of cytotoxic drug to patients suffering from various types of cancer. Continuous infusion chemotherapy is the administration of chemotherapeutic agents through a catheter inserted into a patient's vein or a catheter which is surgically implanted in a major blood vessel. Generally, chemotherapy is administered periodically for several weeks or months.

          Intra-Dialytic Parenteral Nutrition or IDPN, is the provision of life sustaining nutrients to patients suffering from end stage renal disease during their dialysis treatment.

          Other therapies provided by the Company include, but are not limited to, dobutamine therapy, blood components, IV gamma globulin, hydration therapy, tocolytic therapy and aerosol pentamidine.

         Durable Medical Equipment. The Company provides durable medical equipment to serve the needs of its patients, including hospital beds, wheelchairs, ambulatory aids, bathroom aids, patient lifts and rehabilitation equipment. In addition to servicing its home care patients, the Company markets its durable medical equipment throughout the United States.

Respiratory Therapy Services. The Company provides home respiratory therapy services to patients who suffer from a variety of conditions, including chronic obstructive pulmonary diseases (for example, emphysema and bronchitis). The Company offers the following respiratory therapy services:

          Oxygen systems of which there are three types: (i) oxygen concentrators, which are stationary units that extract oxygen from ordinary air to provide a continuous flow of oxygen, (ii) liquid oxygen systems, which are portable, thermally insulated containers of liquid oxygen, and (iii) high pressure oxygen cylinders, which are used for portability with oxygen concentrators.

          Nebulizers which deliver aerosol medication to patients to treat asthma, chronic obstructive pulmonary diseases, cystic fibrosis and neurologically related respiratory problems.

          Home ventilators which sustain a patient's respiratory function mechanically when a patient can no longer breathe normally.

          Continuous positive airway pressure therapy which forces air through respiratory passage-ways during sleep.

          Apnea monitors which monitor and warn parents of apnea episodes in newborn infants as a preventive measure against sudden infant death syndrome.

          Sleep studies which are used to detect sleep disorders and the magnitude of such disorders.

         Mail Order Pharmaceuticals

         In order to capitalize on the increasing number of oral medications that are replacing drugs that were administered intravenously, the Company established MOM in 1995. Since its establishment, MOM has become eligible to fill prescriptions for patients on all the major prescription drug plans, including but not limited to, PCS and PAID prescriptions.

         MOM specializes in providing drugs for HIV and AIDS patients, but it carries a full line of products to treat all major illnesses. Providing oral medication to this patient base allows the Company to establish a relationship with the patients at an early stage in their treatment. Approximately one-third of MOM's revenue is derived from supplying pharmaceuticals and related products to the Company's home health care patients.

         The Company's just in time inventory system allows it to stock a wide array of pharmaceuticals without investing in a substantial inventory.

MARKETING AND SALES

         The Company generates referrals from physicians, hospitals, discharge planners and other health care professionals. Recently, more people have enrolled in managed care organizations and, as a result, the Company's traditional referral base has changed. In order to compete, the Company is continuing its program of marketing its services to managed care organizations. The Company competes for referrals by offering a full range of cost-effective home health care services, a focus on disease management and a strong regional presence. The Company believes that its reputation as a cost-conscious provider of services positions it favorably with managed care organizations.

         Each branch manager spends a significant amount of time marketing the Company's services to referral and payment sources. In addition, each branch has one to five employees whose sole function is to market the Company's services. The marketing techniques employed by the Company include direct solicitation, direct mail, exhibitions at professional conferences and seminars, submission of proposals for contractual arrangement, active participation in community events and an on-going commitment to customer service.

         Corporate personnel work closely with each branch's sales and marketing staff to develop their abilities to cross-sell the Company's services. The nursing staff assist in the marketing effort by helping to educate referral sources about the services the Company offers to its specialized patient populations.

MAJOR CUSTOMERS

         Excluding governmental payors, which accounted for approximately 15 percent of the Company's net revenues in 1996, the Company had no major customer that accounted for 10 percent or more of its net revenues for the years ended December 31, 1996, 1995 and 1994.

REIMBURSEMENT FOR SERVICES

         In excess of 96 percent of the Company's revenues are received from third-party payors (insurance companies or government agencies) with payment from the patient comprising the balance. As with other health care providers, the Company experiences significant delays in reimbursement due to third-party payment procedures. Consequently, proper management of accounts receivable is crucial to the success of the Company. In order to assure payment, the Company's reimbursement specialists verify the patient's insurance coverage as part of the patient intake system. At present, it is common for prices to be negotiated during the verification process for the services to be rendered. The Company's reimbursement specialists continue to monitor the patient's insurance coverage until discharge. Due to the catastrophic nature of the illnesses of the Company's patient population, the Company's reimbursement specialists continually monitor the lifetime limits, the availability of special state programs and other reimbursement related issues. In an effort by payors to control costs, verification and negotiation are becoming standard procedures on an industry-wide basis.

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

         During the past year, the Company has increased its provision for doubtful accounts receivable since a number of third-party payors, typically insurance companies, have paid the Company what they determine to be the "customary" fee for the services provided by the Company, as opposed to the amounts billed by the Company. Such "customary" fees are less than what the Company typically charges. Such fees are not disclosed to the Company or the insured at the time the services are provided. On a number of occasions, the Company has been successful in challenging the insurance companies' claims of what constitutes a "customary" fee. As managed care organizations constitute a larger portion of the Company's billing base, the Company believes that it will not continue to have problems collecting payments since the fees paid by managed care organizations are determined by contract. In addition, Medicare has established a national fee schedule for infusion therapy, home durable medical equipment and respiratory therapies.

COMPETITION

         The home healthcare market is highly competitive and is undergoing both horizontal and vertical integration. As a result of such consolidation, the Company's competitors include nationwide operators who have hundreds of branches. Some of the competitors include hospital chains and providers of multiple products and services for the home health care market. The established referral networks of certain of these health care providers, combined with their size and purchasing power, make them formidable competitors to the Company. Managed care organizations, a referral base crucial to the Company's success, may show a preference to deal with these larger, regional or national providers, who may offer more services and areas of expertise.

         In addition, there are few barriers to entry in the home health care market. New competitors have entered the areas served by the Company and others may do so in the future. There can be no assurance that such increased competition will not have a material adverse effect on the Company's operations and financial condition.

         The Company competes on the basis of a number of factors, including the cost-effectiveness of its services, the quality of its services, and its reputation and regional focus. The Company's focus on disease management and emphasis on treating certain patient populations allows it to differentiate itself from its competitors. By increasing its regional focus and reducing its overhead to become a low-cost provider, the Company believes that it can compete against larger alternate health care providers.

REGULATORY REQUIREMENTS

         The Company's business is subject to extensive federal, state and local regulations.

         Permits, Licensure and Certification. Companies providing certain home health care services must be licensed as home health agencies in certain states. The Company currently is licensed as a home health agency where required by the law of the states in which it operates and certain of the Company's branches are Medicare certified home health agencies and, as such, may service Medicare and Medicaid patients. Certain health care practitioners employed by the Company require state licensure and/or registration and must comply with laws and regulations governing standards of practice. In addition, the Company's pharmacy operations require state licensure and are also subject to federal and other state laws and regulations governing pharmacies and the packaging and repackaging and dispensing of drugs. Federal laws may require registration with the Drug Enforcement Administration of the United States Department of Justice and the satisfaction of certain requirements concerning security, record keeping, inventory controls, prescription order forms and labeling. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect the Company's business. There can be no assurance that either the states or the federal government will not impose additional regulations upon the Company's activities which might adversely affect its business, results of operations or financial condition.

         Certificates of Need. Certain states require companies providing home health care services to obtain a certificate of need issued by a state health planning agency. Some states require such certificates of need only for Medicare-certified home health agencies. The Company has obtained a certificate of need for Nassau County, New York and Atlanta, Georgia and, therefore, can service Medicare and Medicaid patients in those areas. There can be no assurance that the Company will be able to obtain any certificates of need which may be required in the future if the Company expands the scope of its services or if state laws change to impose additional certificate of need requirements, and any attempt to obtain additional certificates of need will cause the Company to incur certain expenses.

         Fraud and Abuse Laws. The Company is also subject to federal and state laws prohibiting direct or indirect payments for patient referrals, prohibiting referrals to an entity in which the referring provider has a financial interest, and regulating reimbursement procedures and practices under Medicare, Medicaid and state programs as well as in relation to private payors. While the Company believes that it is in material compliance with such laws, it continues to monitor its compliance.

         The anti-kickback provisions of the federal Medicare and Medicaid Patient and Program Protection Act of 1987 (the "Anti-kickback Statute") prohibit the offer, payment, solicitation or receipt of any remuneration in return for the referral of items or services paid for in whole or in part under the Medicare or Medicaid programs (or certain other state or health care programs). To date, courts and government agencies have interpreted the Anti-kickback Statute to apply to a broad range of financial relationships between providers and referral sources, such as physicians and other practitioners. The United States Department of Health and Human Services has adopted regulations creating "safe harbors" for federal criminal and civil penalties under the Anti-kickback Statute by exempting certain types of ownership interests and other financial arrangements that do not appear to pose a threat of Medicare and Medicaid program abuse.

         Transactions covered by the Anti-kickback Statue that do not conform to an applicable safe harbor and are not necessarily in violation of the Anti-kickback Statute, but the practice may be subject to increased scrutiny and possible prosecution. The criminal penalty for conviction under the Anti-kickback Statute is a fine of up to $25,000 and/or up to 5 years imprisonment. In addition, conviction mandates exclusion from participation in the Medicare and Medicaid programs. Such exclusion can also result based on conviction under other federal laws which impose civil and criminal penalties for submitting false claims, such as claims for services not provided as alleged. Several health care reform proposals have included an expansion of the Anti-kickback Statute to apply to referrals of any patients regardless of payor source.

         The federal government has increased significantly the financial and human resources allocated to enforcing the fraud and abuse laws. It is the Company's policy to monitor its compliance with such laws and to take appropriate actions to ensure such compliance. While the Company believes that it is in material compliance with such laws, there can be no assurance that the practices of the Company, if reviewed, would be found to be in full compliance with such laws, as such laws ultimately may be interpreted.

         Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). All of the Company's branches have been accredited by JCAHO, a nationally recognized organization that develops standards for home health care providers and monitors compliance with those standards. Due to the expenses and burden involved in receiving accreditation, not all home health care providers have undergone the accreditation process. Since the Company has undergone the extensive review necessary to receive the JCAHO accreditation, it is better positioned to receive contracts from managed care organizations.

INSURANCE

         The Company carries an error and omission policy covering certain negligence and other acts by the Company's nurse's aides with liability limitations of $1,000,000 for professional responsibility plus a $7,000,000 umbrella policy, for total coverage of $8,000,000 for any individual act or $9,000,000 in aggregate. The Company carries $3,000,000 of coverage for directors and officers, as well as additional insurance policies covering certain property damage and employee disability.

         Management believes that such policies are adequate and are competitively priced. There can be no assurance however, that such insurance policies will continue to be available to the Company at rates which the Company can afford, or, that they will adequately cover the Company's losses from malpractice, negligence and other claims.

EMPLOYEES

         As of December 31, 1996, the Company had 444 employees. 177 employees are full-time office staff or sales employees, the remaining employees are field staff. The Company's employees are not currently represented by a labor union or other labor organization. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

         The Company's executive office is located in Lake Success, New York, a suburb of New York City, in approximately 5,500 square feet of leased space.

         The Company maintains an office in each city where it conducts business (See "Item 1 - Business Company History"). Each of the Company's seven office locations, plus the executive office, leases approximately 1,500 to 8,000 square feet of office space in its respective locations. The Company's leased properties are suitable and adequate for the Company's current needs and additional space is expected to be available as needed at competitive rates. The Company paid approximately $901,000 for office rent in 1996. At the end of January 1997, the Company's Houston facility lease expired and the Company has not yet renewed such lease. The Company is currently renting such facility on a month to month basis. Management is negotiating to lease new space of approximately 14,000 square feet for a monthly rent of under $10,000.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in legal proceedings arising in the ordinary course of its business. In addition, on March 5, 1997, the Company was served with a lawsuit from the Asset Value Fund Limited Partnership ("Asset Value Fund") for breach of contract. On or about June 19, 1996, Asset Value Fund purchased 150,000 shares of the Company's common stock at a reduced price, and, in connection with such purchase, was granted the right to have such shares registered on demand with the Securities and Exchange Commission within six months from June 19, 1996. In late November 1996, the Company was presented with a demand to register the shares purchased by Asset Value Fund. Asset Value Fund is suing the Company for, among other things, failing to register the shares in a timely manner. Management believes that any liability that may result upon the resolution of these claims and lawsuits will not have, in the aggregate, a material adverse effect on the operations and financial condition of the Company, although there can be no assurance to this effect.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1996 Annual Meeting of the Stockholders of the Registrant was held on October 4, 1996 for the purpose of (i) electing two Class III directors of the Registrant for a period of three years, (ii) ratifying the selection of Deloitte & Touche LLP as independent public accountants for the Registrant for the fiscal year ending December 31, 1996, (iii) approving the amendment to the Registrant's Certificate of Incorporation to increase the total number of authorized shares of Common Stock from 20,000,000 to 30,000,000 and the total number of shares of authorized Preferred Stock from 1,000,000 to 2,000,000,
(iv) approving the private placement of 58 units of the Company's securities for a purchase price equal to $50,000 per unit, and (v) approving the Registrant's 1996 Stock Option Plan.

         ELECTION OF DIRECTORS. With respect to the election of directors, all of the nominees were elected according to the following votes:

                                   For                        Votes Against
                                 ------                       -------------
John Pappajohn                 9,183,495                           116,564
Pat H. Celli                   9,054,685                           245,374

         RATIFICATION OF AUDITORS. The ratification of the selection of Deloitte & Touche LLP as independent public accountants for the Registrant for the fiscal year ending December 31, 1996 was ratified according to the following vote:

                 For                 Against               Abstentions
              --------              ---------              -----------
            9,191,895                 83,375                    24,789

         AMENDMENT TO THE CERTIFICATE OF INCORPORATION. The proposal to amend the Registrant's Certificate of Incorporation to increase the total number of authorized shares of Common Stock from 20,000,000 to 30,000,000 and the total number of shares of authorized Preferred Stock from 1,000,000 to 2,000,000 was approved with the following vote.

              For          Against          Abstentions            Non-Votes
             -----         -------          -----------            ---------
         6,113,723         374,329              33,460              2,778,547

         PRIVATE PLACEMENT. The proposal to approve the private placement of 58 units of the Company's securities for a purchase price equal to $50,000 per unit was approved.

             For           Against          Abstentions           Non-Votes
           ------          -------          -----------          -----------
         6,067,435         387,785              39,940             2,795,899

         1996 STOCK OPTION PLAN. The proposal to approve the Registrant's 1996 Stock Option Plan was approved with the following vote:

                                For             Against           Abstentions
                                ---             -------           -----------
                           8,350,012            892,357                 57,690


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

MARKET PRICES

YEAR ENDED DECEMBER 31, 1995:
                                              HIGH            LOW
                                              ----            ---
         FIRST QUARTER...................   $6.50              $4.38
         SECOND QUARTER..................    4.56               3.13
         THIRD QUARTER...................    4.25               3.50
         FOURTH QUARTER..................    3.62               1.68

YEAR ENDED DECEMBER 31, 1996:
                                            HIGH                 LOW
                                            ----                 ---
         FIRST QUARTER...................   $2.68              $1.68
         SECOND QUARTER..................    2.13               1.50
         THIRD QUARTER...................    2.31               1.75
         FOURTH QUARTER..................    2.75               1.56

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

NUMBER OF STOCKHOLDERS

         As of March 26, 1997, there were 321 holders of record of the outstanding shares of Common Stock (according to the records of the Company's transfer agent, American Stock Transfer & Trust Company). Since most holders of the Company's stock have placed their shares in street name, this figure is much lower than the actual number of beneficial holders of common stock, which is estimated to be over 3,000 stockholders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (in thousands, except per share data)


The consolidated financial data included in this table with respect to each year in the five-year period ended December 31, 1996, and at each year-end date in such period, have been selected by the Company and have been derived from the Company's audited consolidated financial statements for those years. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this Form 10-K, or filed in a previous Form 10-K.

                                                                     YEAR ENDED DECEMBER 31,
CONSOLIDATED STATEMENTS                             -------------------------------------------------------
     OF OPERATIONS DATA                              1996         1995         1994       1993       1992
-------------------------------                      ----         ----         ----       -----      -----

Net Revenues                                        $ 35,274    $39,718     $36,381   $ 29,537   $ 28,266

Cost of Revenues and Operating Expenses               45,977      37,586     33,777     28,502     27,165

(Loss) Income Before Provision for Income
  Taxes and Extraordinary  Item                      (11,475)      1,444      2,146        870      1,206

Extraordinary Item Net of Tax Benefit                   --          --         --         --
                                                                                                   (1,145)

Net (Loss) Income                                     (9,952)        746      1,214        460       (521)

(Loss) Income Per Share Before Extraordinary Item      (1.03)        .09        .16        .08        .10

Extraordinary item net of tax benefit                   --          --         --         --
                                                                                                     (.19)

Net (Loss) Income Per Share                            (1.03)        .09        .16        .08       (.09)

Cash Dividends Declared                                 --          --         --         --         --





                           CONSOLIDATED BALANCE SHEET DATA DECEMBER 31,
                          -----------------------------------------------
                             1996      1995      1994      1993      1992
                          -------   -------   -------   -------   -------

Total Assets              $30,808   $37,010   $35,408   $24,457   $20,527
Long-term Obligations       1,974     8,522     9,014       133       480
Total Liabilities          12,379    12,619    12,071     5,806     3,553
Redeemable Common Stock      --       1,000      --        --        --
Stockholders' Equity       18,429    23,391    23,337    18,651    16,974

See Item 8, Note 3 - "Business Combinations" and Item 7 - "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations", for information that affects comparability of the foregoing data.
                                       13

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results of Operations - 1996 verses 1995
----------------------------------------

         Net revenues decreased to $35,274,000 for the twelve months ended December 31,1996 as compared to $39,718,000 for the same period last year. The decrease of $4,444,000 or 11.2 percent was isolated to New York and Dallas. First, the Company's referral sources in both of these markets are primarily physicians and they reported less patient volume for the same period. Second, with the growth of managed care organizations, some of the Company's physicians are not able to refer patients to the Company because of restrictions on their patient's health plans. Managed care has not only had the effect of reducing the Company's rates on a per therapy basis, but, more importantly, it has changed referral patterns and has made it more difficult to obtain qualified referrals from our physician base. The Company is aggressively pursuing contracts with health maintenance organizations, preferred provider organizations, hospital discharge planners and other case management entities. These contracts, to the extent obtained, will enable the Company to receive referrals directly from these entities as well as receive all referrals from its physician base.

         Cost of revenues for the year ended December 31,1996 was $19,255,000, or 55 percent of net revenue as compared to $20,165,00, or 51 percent of net revenues in the prior year. The increase in cost of revenues as a percentage of net revenues is due primarily to non-cash inventory adjustments of approximately $865,000 in 1996 or 2.5 percent of net revenues.

         The Company's selling, general and administrative expenses as a percentage of net revenues was 67% for 1996 as compared to 44% for 1995. The increase is primarily attributable to an increase in the provision for doubtful accounts receivable and bad debt write-offs of $8,720,000 from $2,400,000 in the prior year and a decrease in net revenues. The Company also wrote-off $2,975,000 of intangible and certain other assets in June 1996.

         Net (loss) income was $(9,952,000) or $(1.03) per share in 1996 as compared to $746,000 or $.09 per share for the prior year. The net loss was primarily attributable to several factors: write-off of doubtful accounts receivable and the increase in the allowance for doubtful accounts receivable of $8,720,000 and the write-off of intangible and certain other assets of $2,975,000. The remaining operating loss was caused by the reduction in business volume.

Results of Operations - 1995 verses 1994

         Net revenues of the twelve months ended December 31, 1995 increased to $39,718,000 compared to $36,381,000 for the same period last year. The 9 percent increase was primarily due to internal growth in most existing offices and the establishment of the Company's Mail Order Meds ("MOM") operation.

         Cost of revenues for the year ended December 31, 1995 were $20,165,000 or 51 percent of net revenues as compared to $20,031,000 or 55 percent of net revenues in the prior year. The 4 percent decrease is primarily attributable to the growth of revenue from the durable medical equipment business, as compared to nursing revenues. The infusion and durable medical equipment businesses typically have higher gross profit margins than traditional nursing and home health aide services.

         The Company's selling, general and administrative expenses as a percentage of net revenues was 44 percent for 1995 as compared to 38 percent for 1994. This increase is due to an increase in the provision for doubtful accounts receivable due to additional write-offs of accounts receivable during 1995. The provision for doubtful accounts receivable was $2,400,000 for 1995, or 6 percent of net revenues, versus $180,000, or .05 percent of net revenues, in 1994.

         Net income was $746,000 or $.09 per share in 1995 as compared to $1,214,000 or $.16 per share for the prior year. The difference in net income is primarily attributable to the Company's MOM operation, which in its first full year of operation produced revenue of $1,200,000 and a pretax operating loss of $500,000.

LIQUIDITY AND CAPITAL RESOURCES

           Current assets decreased to $15,336,000 at December 31, 1996 from $18,552,000 at December 31, 1995. The decrease of $3,216,000 in current assets was due to a decrease of (i) $2,764,000 in accounts receivable, (ii) $1,024,000 in cash and cash equivalents and marketable securities, (iii) $875,000 in inventories, and (iv) $315,000 in prepaid expenses and other current assets, and was partially offset by an increase of $1,875,000 in recoverable income taxes receivable. The decrease in accounts receivable is primarily attributable to the increase in allowances for doubtful accounts receivable and lower revenue volumes. The decrease in accounts receivable was also impacted by the increase in referrals from managed care organizations who pay negotiated amounts, thereby allowing the Company to collect receivables on a more timely basis. These negotiated amounts, however, are generally lower than the fees usually charged by the Company. The decrease in cash and cash equivalents, marketable securities, prepaid expenses and other current assets was primarily attributable to the Company's reduction in bank debt from $6,800,000 in 1995 to $5,192,000 in 1996. The decrease in inventories was primarily attributable to the write-off of obsolete inventory. The increase in recoverable income taxes was attributable to the Company's net loss for the year.

         At December 31, 1996, working capital was $4,931,000 as compared to $14,455,000 at December 31, 1995. The decrease of $9,524,000 is primarily attributable to the decrease in accounts receivable, cash and cash equivalents and marketable securities discussed above as well as the reclass of bank debt of $5,192,000 as a current liability (see Note 6 to the consolidated financial statements). The decrease is also attributable to a $891,000 increase in other short-term debt as well as a $371,000 increase in accounts payable, offset by a $299,000 reduction in the current portion of long-term debt.

           Other short-term debt increased as a result of a note from the Company's major supplier, and loans from potential investors. The current portion of long-term debt relates primarily to the settlement agreement ("the "Settlement") with the United States Government of claims relating to alleged improper Medicare billing and reimbursement practices at Advanced Care during the period prior to the acquisition of Advanced Care by the Company. In connection with the Settlement, Advanced Care, among other things, issued the United States Government a $2,780,000 note, bearing interest at 9 percent per annum, which is payable quarterly over four and one-half years. In addition to the amounts payble on the Advanced Care note, during 1997, the Company will pay approximately $931,00 of principal payments on notes issued in connection with acquisitions made in 1994, 1995 and 1996.

         On December 31, 1996, the Company entered into a three-year revolving term credit agreement (the "Credit Agreement") with Key Bank of New York (the "Lender") which provides for borrowing up to $9,000,000, with interest payable at prime plus one-quarter percent. Pursuant to the Credit Agreement, the amount the Company may borrow is determined with reference to the following formula (the "Formula"): up to 65 percent of eligible receivables under 120 days old, plus the lesser of $600,000 or 40 percent of all eligible receivables more than 120 days and less then 240 days old, plus the lesser of $200,000 or 30 percent of eligible inventory, as defined in the Credit Agreement. As of December 31, 1996, the Formula equaled approximately $5,250,000 and the outstanding balance of the funds advanced to the Company pursuant to the Credit Agreement was $5,192,344. Accordingly, the Company's borrowing availability, as determined pursuant to the Formula, was approximately $58,000.

           As of December 31, 1996, the Company was in violation of certain financial covenants (the "Financial Covenants") contained in the Credit Agreement. The Lender has waived the violation, but such waiver does not currently permit the Company to continue to borrow additional amounts under the Credit Agreement. As noted above, even if such waiver permitted the Company to borrow under the Credit Agreement, pursuant to the Formula, the Company would have been able to borrow only a nominal amount.

           In addition, management currently anticipates that the Company may report an operating loss for the first quarter of 1997, and, as of March 31, 1997, again will be in violation of the Financial Covenants. Accordingly, the Company anticipates that it will have to seek an additional waiver from the Lender. There can be no assurance, however, that the Lender will grant such waiver, or on what conditions such waiver will be granted. If the Lender does not grant a waiver, the Lender could accelerate payment of the indebtedness under the Credit Agreement. The Company is currently working closely to restructure its bank financing or replace it if necessary. The Company has received a non-binding letter of intent from an alternative financing source to replace the bank debt, if necessary. The Company has reclassified the bank debt as a current liability because of the March 31,1997 violation of the financial covenants.

           On each of January 30, 1997 and February 28, 1997, Equity Dynamics advanced the Company $250,000, for a total of $500,000, in exchange for the Company's notes. The notes issued in January and February, 1997 will be exchanged in April, 1997 for 10 units (the "Units") of the Company's securities (the "Exchange"). Each Unit consists of 40,000 shares of common stock and warrants to purchase 40,000 shares of common stock at $2.50 per share. On March 18, 1997, the Company consummated a private placement of an additional 10 Units and received net proceeds of $500,000. On April 3, 1997, the Company consummated a private placement of an additional 18.75 units and received $750,000. The Company anticipates consummating the private placement for up to an additional 6.25 Units in April, 1997 (in addition to the Exchange) and expects to receive net proceeds of up to $250,000.

           In order to reduce its overhead and create a more focused entity and improve its liquidity and financial condition, the Company plans to dispose of operations in Georgia and California, which are outside of its core base of operations of New York and Texas. The Georgia and California branches of the Company have negatively impacted the Company's operations and have not produced the revenue anticipated by the Company, primarily because of the loss of referral sources in those markets. In addition, the Company is seeking a strategic merger partner in order to spread its overhead over a larger patient base and increase its market presence. Finally, the Company intends to improve its revenues by aggressively marketing itself and training its employees to more effectively cross-sell the Company's services. The Company has deployed six (6) sales representatives in the New York Metropolitan area alone to achieve this goal.

           The Company has entered into a letter of intent to sell its Georgia branch for $1.6 million, which sale is currently expected to be consummated by May, 1997. There can be no assurance, however, that the Company will be able to successfully negotiate a definitive agreement, or, if an agreement is negotiated, that it will provide for $1.6 million in proceeds to the Company or that it will be consummated by May 1997, if ever. In addition, the Company is actively seeking a buyer for it California branch. Even if a buyer is found, the Company does not expect to derive significant proceeds from such sale. If the Company is unable to find a buyer shortly, it may cease its operations in California, which have been generating operating losses. The Company expects that the disposition of these two facilities will enhance the net operating results of the Company.

           In addition, the Company is discussing a possible business combination with another provider of home infusion therapies in the New York area. There can be no assurance, however, that the Company will be able to successfully negotiate a deal with such company, what terms will ultimately be negotiated, or, if the Company consummates a deal, that it will achieve the goal of improving the Company's gross margins and increasing the Company's regional presence and referral base.

           The Company currently anticipates that any acquisitions it undertakes in 1997 will be financed principally through the issuance of equity securities. There can be no assurance, however, that the Company will be able to consummate any acquisitions. Although the Company may be able to pursue its acquisition program with equity financing, it will need additional funds in order to make the necessary investments in inventories and operations required to support the Company's growth.

           The Company currently expects to receive a tax refund with respect to its 1996 loss, which will be carried back to the 1995, 1994 and 1993 fiscal years, in the approximate amount of $1.9 million. While it is difficult to predict the exact timing, management expects to receive the refund by July 1997. There can be no assurance, however, that the Company will receive a tax refund by that time.

           Based on the historic rate of introduction of oral medications, as well as the number of such products awaiting final approval from the Food and Drug Administration, the Company expects that additional oral medications will be brought to the market. The introduction of such medications may replace a number of medications that are currently administered intravenously. If this happens, the Company may see a decrease in net revenues from home infusion therapies, which management believes may be offset by an increase in its mail order medication operations.

           The Company believes that the combination of the following items will enable it to satisfy its debt and cash flow requirements in the future:

           The Company believes there are alternative sources for financing its working capital if it is unable to obtain additional waivers and amendments to its financial covenants as necessary during 1997 from its bank, but the Company believes that it will receive the necessary waivers and amendments to its financial covenants from its bank in 1997.

           The Company has raised an additional $1,000,000 since December 31 and has a commitment for an additional $1,000,000 to close by April 30, 1997.

           The Company's plan to sell its Atlanta and Los Angeles branches will help improve operating results and positively contribute to cash flow.

           The Company expects a tax refund of approximately $1,900,000 attributable to the carryback of its 1996 loss to the tax years 1995, 1994 and 1993.

           The results of operations anticipated for 1997 should provide excess cash flow.

CERTAIN FACTORS AFFECTING OPERATIONS AND MARKET PRICE OF SECURITIES.

         The Company's future business, financial condition and results of operations, and the market price for its securities are dependent on the Company's ability to successfully manage, among other things, the following business considerations. No assurance can be given that the Company will be able to manage such considerations successfully. The failure to manage such considerations successfully could have a material adverse effect on the Company's business, financial condition, and results of operations, and on the market price of its securities.

         Security Interest in Assets; History of Noncompliance With Financial Covenants under the Company's Credit Facility. On December 31, 1996, the Company entered into a three year revolving credit agreement with Key Bank of New York which provides for borrowing of up to $9,000,000. As of December 31, 1996, the Company was in violation of certain Financial Covenants contained in the Credit Agreement. The Lender has waived such violation. In addition, management currently anticipates that, as of March 31, 1997, the Company again will be in violation of the Financial Covenants. The failure to comply with the Financial Covenants entitles the Lender to declare the aggregate amount under the Credit Facility to be immediately due and payable. Accordingly, the Company anticipates that it will have to seek an additional waiver form the Lender. There can be no assurance, however, that the Lender will grant such waiver, or on what conditions such waiver will be granted. If the Lender does not grant a waiver, the Lender could accelerate payment of the indebtedness under the Credit Agreement. While the Company believes that it would be able to repay such indebtedness under such circumstances from the proceeds of asset sales and other sources of financing, there can be no assurance that it would be successful in accumulating sufficient liquid assets to pay such indebtedness.

         In connection with the Credit Facility, all of the personal property of the Company and its subsidiaries was pledged to the Lender. In connection with the Settlement, the United States Government received a second lien on all of the personal property of the Company and its subsidiaries. If the Company were to default on any of its obligations under the Credit Facility or the Settlement, the Lender and the United States Government could foreclose on the pledged assets. Such a foreclosure would materially and adversely affect the Company. The Credit Facility also places certain restrictions on the Company's ability to incur indebtedness, dispose of significant assets and other matters.

         Inability to Consummate Asset Sales. In order to concentrate on its core regions of operations, dispose of branches whose performance have negatively impacted the Company's operations, and gain much needed liquidity, the Company intends to sell its Georgia and California branches. The Company has entered into a letter of intent to sell its Georgia branch for $1.6 million, which sale is currently expected to be consummated by May 1997. There can be no assurance, however, that the Company will be able to successfully negotiate a definitive agreement, or, if an agreement is negotiated, that it will provide for $1.6 million in proceeds to the Company or that it will be consummated by May, 1997, if ever. With respect to its California operations, there can be no assurance that the Company will find a buyer. Even if a buyer is found, the Company does not expect to derive significant proceeds from such sale. If the Company is unable to find a buyer shortly, it may cease its operations in California, which have been generating operating losses.

         Inability to Obtain Additional Financing. As noted in Item 7, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," the Company can not borrow additional amounts under the Credit Facility. In order to fund its continuing operations and to repay indebtedness under the Credit Agreement if it is ultimately accelerated, the Company may need additional financing. The Company has received a non-binding letter of intent from an alternative source to replace the bank, if necessary. There can be no assurance, however, that the Company will be able to obtain additional financing on terms acceptable to it or at all.

         Government Regulations and Lawsuit Settlement. The Company and the health care industry generally are subject to extensive and frequently changing state and federal regulation governing the dispensing, distributing and compounding of prescription products, the provision of home health care services and home infusion services, the licensing of branch offices, the certification of home health agencies and the licensing of professionals. In addition, state and federal fraud and abuse laws prohibit, among other things, the payment for remuneration for patient or business referrals. Laws and regulations are continuously enacted and amended for the regulating of the health care industry, and any changes in the laws or regulations or new interpretations of existing laws or regulations could have an adverse effect on the Company's methods and cost of doing business. Further, failure by the Company to comply with applicable laws could adversely affect the Company's ability to continue to provide, or receive reimbursement for, its services from Medicare, Medicaid and other third-party payors and also could subject the Company and its officers to civil and criminal penalties. There can be no assurance that the Company will not encounter regulatory impediments that could adversely affect its ability to open new branch offices and to expand the services currently provided at its existing branch offices.

         In September 1994, Advanced Care and its former owners were served with a civil lawsuit by the United States Government alleging improper Medicare billing and reimbursement practices during the period prior to the acquisition of Advanced Care by the Company. Effective June 5, 1996, Advanced Care entered into an agreement with the United States Government in settlement of the lawsuit (the "Settlement"). The Settlement required Advanced Care to make a $550,000 payment to the United States Government no later than June 15, 1996, which payment was made. In addition, Advanced Care issued to the United States Government a $2,780,000 note, at 9 percent interest, payable quarterly over four and one-half years (the "Government Note").

         As security for payment of Advanced Care's obligations to the United States Government, the Company agreed to grant the United States Government a second lien on all personal property of the Company and its subsidiaries. The terms of the Settlement also required Advanced Care and the Company to implement a program to assure compliance with all Medicare and Medicaid regulations. There can be no assurance that the Company will be able to comply with the terms of the Government Note in the future. In the event that the Company defaults under the Government Note, the United States Government may, among other things, offset all of the Company's Medicare/Medicaid receivables, which historically have equaled approximately $2,000,000 per year and may exclude Advanced Care from participation in the Medicare program or state healthcare programs. Such offsets and exclusion could have a material adverse effect on the Company.

         Charge Against Earnings; Anticipated Losses. The Company recorded non-cash charges to earnings relating to write-offs of intangibles, certain other assets and accounts receivable during the second quarter ended June 30, 1996 aggregating approximately $8,900,000. The result of such charges contribute to a net loss for the year ended December 31, 1996 of approximately $9,952,000 or $1.03 per share. There can be no assurance that the Company will not continue to experience losses in the future.

         Competition. The home health care and infusion businesses are highly competitive. Some of the Company's competitors are national service providers, and many others are regional or local in scope. Many of the Company's competitors and potential competitors are larger in size and possess significantly greater financial resources than the Company. There can be no assurance that the Company will be able to compete successfully with its competitors. (See "Certain Factors - Reimbursement by Third-Party Payors; Possible Effects of Managed Care")

         Ability to Consummate Mergers. A key part of the Company's business strategy involves finding suitable strategic merger partners in order to spread its overhead over a larger patient base and increase its regional focus and standing. The Company is discussing a possible business combination with another provider of home infusion therapies in the New York area. There can be no assurance, however, that the Company will be able to successfully negotiate a deal with such company, or what terms will ultimately be negotiated. In addition, there can be no assurance that the Company will be able to identify additional merger partners, or if identified, that it will be able to consummate a deal with such merger partners. There can be no assurance that any such mergers will help the Company achieve its goals of improving its margins by increasing the size of its patient base and increasing the Company's regional standing.

         Reimbursement by Third-Party Payors; Possible Effects of Managed Care. The Company is primarily reimbursed for its services by insurance companies, managed care companies, Medicare/Medicaid programs or other third-party payors. The Company typically receives payment between ninety (90) and one hundred fifty (150) days after rendering an invoice, although such period can be longer.

         The size and nature of claims related to services provided by the Company result in a large number of such claims being reviewed by third-party payors prior to payment, and the third-party payors may attempt to deny reimbursement of such claims.

         Accordingly, because these factors may delay or deny payments to the Company for its services, the Company's cash flow historically has been insufficient to meet its accounts payable. The Company has in the past been required to borrow funds to meet its ongoing obligations and may be required to do so in the future. The waiver of the violation of the Financial Covenants as of December 31,1996 contained in the Credit Facility eliminates the Company's ability to borrow additional funds. Unless the Company can renegotiate the Credit Facility or obtain other funds, the Company will be unable to fund future growth. See "Certain Factors-Security Interests in Assets; History of Noncompliance with Financial Covenants Under the Company's Credit Facility."

         In addition, the Company's business, including but not limited to, the size of the Company's client/patient population, revenues and profit margins will be adversely affected by the cost containment measures and review procedures imposed by managed care organizations. Certain managed care companies have also awarded contracts to providers on a national basis. Often the Company has not been large enough to compete for these contracts. This factor has contributed to the decline in the Company's revenues over the past year. There can be no assurance that the trend of declining revenues will not continue. See "Certain Factors-Competition."

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

         Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, reforms will be adopted, when they may be adopted, or what impact they may have on the Company. In addition, the cost and service considerations which have generated proposals for health care reform have also resulted in, and are expected to continue to result in, strategic realignments and combinations in the health care industry which may, over time, have a significant impact on the Company's strategic direction and results of operations. The actual announcement of reform proposals and the investment community's reaction to such proposals, announcements by competitors and payors of their strategies to respond to reform initiatives and general industry conditions have produced and may continue to produce volatility in the trading and market price of the Company's Common Stock and for securities of health care companies in general.

         Ability to Attract Key Management and Dependence on Health Care Professionals. The Company's future success will depend in large part on its ability to attract and retain senior management personnel and branch-level management personnel. In addition, the Company is highly dependent on its staff of professional nurses and its other health care professionals and paraprofessionals. Competition for qualified management personnel and health care professionals and paraprofessionals is strong.

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

         Liability and Insurance. The Company's services subject it to liability risk. Malpractice claims may be asserted against the Company if its services are alleged to have resulted in patient injury or other adverse effects. The Company has from time to time been subject to such suits in the ordinary course of its business. There can be no assurance that future claims will not be made or that such claims, if made, will not materially and adversely affect the Company's business or financial condition. The Company currently maintains liability insurance in the amount of $8 million per occurrence and $9 million in the aggregate. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate. In addition, while the Company has been able to obtain liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on acceptable terms or at all. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company's business. Claims against the Company, regardless of their merits or eventual outcome, also may have a material adverse effect upon the Company's reputation and business.

         Volatility of Stock Price. There has been significant volatility in the market price of the common stock of the Company and in the market prices of health care company securities in general. The Company believes factors such as legislative and regulatory developments and quarterly variations in financial results have caused the market price of its common stock to fluctuate substantially. In addition, the stock market has experienced volatility that has affected the market prices of many health care service companies that often has been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of the common stock.

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

         Shares Eligible for Future Sale. Sales of substantial amounts of Common Stock in the public market in the future could adversely affect the prevailing market price of the Company's Common Stock and may have a material and adverse effect on the Company's ability to raise the capital necessary to fund its future operations. Additional shares of Common Stock, including shares issuable upon exercise of options and warrants, will also become eligible for sale in the public market from time to time in the future. Furthermore, certain holders of Common Stock have the right to cause the Company to register their shares under the Securities Act for sale in the public markets.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Company and supplementary data are included in this Annual Report on Form 10-K at the pages set forth below.

                                                                    PAGE

Independent Auditors' Report                                          23

Consolidated Balance Sheets as of December 31, 1996 and 1995          24

Consolidated Statements of Operations for the years
 ended December 31, 1996, 1995 and 1994                               25

Consolidated Statements of Stockholders' Equity
 for the years ended December 31, 1996, 1995 and 1994                 26

Consolidated Statements of Cash Flows for the years
 ended December 31, 1996, 1995 and 1994                               27

Notes to Consolidated Financial Statements for the years ended
December 31, 1996, 1995 and 1994                                    28-41

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Care Group, Inc.
Lake Success, New York

We have audited the accompanying consolidated balance sheets of The Care Group, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14 for the three years in the period ended December 31, 1996. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules for each of the three years in the period ended
December 31, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Jericho, New York
March 28, 1997

                              THE CARE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,

(In thousands, except per share data)                                            1996           1995
-------------------------------------                                            ----           ----
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                       $     24    $    561
 Marketable securities                                                                 21         508
 Accounts receivable, net of allowances of
  $5,637 in 1996 and $3,564 in 1995                                                12,163      14,927
 Inventories                                                                          887       1,763
 Recoverable Income Taxes                                                           1,875        --
 Prepaid expenses and other current assets                                            366         793
                                                                                 --------    --------
TOTAL CURRENT ASSETS                                                               15,336      18,552
                                                                                 --------    --------
PROPERTY AND EQUIPMENT, at cost                                                     5,457       5,416
 LESS - Accumulated depreciation                                                    2,424       1,873
                                                                                 --------    --------
   Net Property and Equipment                                                       3,033       3,543
                                                                                 --------    --------

INTANGIBLES - Net                                                                  12,249      14,185
                                                                                 --------    --------

OTHER ASSETS                                                                          190         730
                                                                                 --------    --------

TOTAL                                                                            $ 30,808    $ 37,010
                                                                                 ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Current portion of long-term debt                                               $  1,546    $  1,845
 Accounts payable                                                                   1,673       1,302
 Accrued expenses                                                                   1,103         950
 Note payable - bank                                                                5,192        --
 Other short - term debt                                                              891        --
                                                                                 --------    --------

TOTAL CURRENT LIABILITIES                                                          10,405       4,097

NOTE PAYABLE - BANK                                                                  --         6,800
DEFERRED INCOME TAXES                                                                --           322
LONG-TERM DEBT, excluding current portion                                           1,974       1,400
                                                                                 --------    --------
TOTAL LIABILITIES                                                                  12,379      12,619
                                                                                 --------    --------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK, 333,332 shares at $3 per share                              --         1,000
                                                                                 --------    --------

STOCKHOLDERS' EQUITY
 Preferred Stock, $.001 par value per share; 2,000 shares authorized in 1996 and 1,000 shares authorized in 1995; no
  shares issued and outstanding                                                      --          --
Common Stock, $.001 par value per share; 30,000 shares authorized in 1996 and 20,000 shares authorized in 1995; 12,638 and 8,638 shares issued and 12,598 and 8,391 shares outstanding in 1996
  and 1995, respectively                                                               13           9
 Additional paid-in capital                                                        23,905      19,886
 (Accumulated deficit) retained earnings                                           (5,348)      4,604
                                                                                 --------    --------
                                                                                   18,570      24,499
Common Stock held in treasury, at cost - 40 and 247 shares in
   1996 and 1995, respectively                                                       (141)     (1,108)
                                                                                 --------    --------

 Total Stockholders' Equity                                                        18,429      23,391
                                                                                 --------    --------
TOTAL                                                                             $30,808    $ 37,010
                                                                                 ========    ========

See notes to consolidated financial statements

                              THE CARE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,


(In thousands, except per share data)                    1996        1995        1994
-------------------------------------                    ----        ----        ----
NET REVENUES                                         $ 35,274    $ 39,718    $ 36,381

COST OF REVENUES                                       19,255      20,165      20,031
                                                     --------    --------    --------

GROSS PROFIT                                           16,019      19,553      16,350

OPERATING EXPENSES:
  Selling, general and administrative expenses         23,747      17,421      13,746
  Write-off of intangible and certain other assets      2,975        --          --
                                                     --------    --------    --------
  Total Operating Expenses                             26,722      17,421      13,746

 OPERATING (LOSS) INCOME                              (10,703)      2,132       2,604
                                                     --------    --------    --------

INTEREST:
 Interest income                                            8          32          21
 Interest expense                                        (780)       (720)       (479)
                                                     --------    --------    --------

Net Interest Expense                                     (772)       (688)       (458)
                                                     --------    --------    --------


(LOSS) INCOME BEFORE (BENEFIT FROM)
 PROVISION FOR INCOME TAXES                           (11,475)      1,444       2,146

(BENEFIT FROM) PROVISION FOR INCOME TAXES              (1,523)        698         932
                                                     --------    --------    --------

NET (LOSS) INCOME                                    $ (9,952)   $    746    $  1,214
                                                     ========    ========    ========

NET (LOSS) INCOME PER SHARE                          $  (1.03)   $    .09    $    .16
                                                     ========    ========    ========

 WEIGHTED AVERAGE COMMON SHARES IN 1996,
AND COMMON  AND COMMON EQUIVALENT
SHARES OUTSTANDING IN 1995 AND 1994                     9,650       8,425       7,746
                                                     ========    ========    ========



See notes to consolidated financial statements.




                                       25







                              THE CARE GROUP, INC.

                            CONSOLIDATED STATEMENTS
                            OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                         ADDITIONAL
(In thousands)                                                            PAID-IN     RETAINED EARNINGS
-------------                                         COMMON STOCK         CAPITAL    (ACCUMULATED DEFICIT)       TREASURY STOCK
                                                  --------------------   ----------  ---------------------  ----------------------
                                                   SHARES     AMOUNT                                        SHARES        AMOUNT
                                                   ------     ------                                        ------        ------

BALANCE, JANUARY 1, 1994                             7,295   $      7   $ 16,919          $  2,644               207    $   (919)

Proceeds from exercise of stock options                272       --          654              --                --          --
Stock distributed to employees pursuant
  to employment agreements                              30       --          200              --                --          --
Stock issued for acquisitions                          762          1      2,708              --                --          --
Adjustment for stock distributed to employees
  pursuant to employment agreements (Note 10)         --         --          (91)             --                --          --
Net income                                            --         --         --               1,214              --          --
                                                  --------   --------   --------          --------          --------    --------

BALANCE, DECEMBER 31, 1994                           8,359          8     20,390             3,858               207        (919)
                                                             --------   --------          --------          --------    --------

Proceeds from exercise of stock options                219          1        552              --                --
Stock distributed to employee pursuant
  to employment agreement                               60       --         --                --                --          --
Treasury stock sold                                   --         --          (56)             --                (204)        734
Treasury stock acquired                               --         --         --                --                 244        (923)
Transfer to redeemable common stock                   --         --       (1,000)             --                --          --
Net income                                            --         --         --
                                                  --------  --------   ---------          --------          --------    --------
                                                                                               746              --          --
                                                                                          --------          --------    --------

BALANCE, DECEMBER 31, 1995                           8,638          9     19,886             4,604               247      (1,108)

Treasury stock sold                                   --         --       (1,486)             --                (600)      2,086
Treasury stock acquired                               --         --         --                --                 393      (1,119)
Transfer from redeemable common stock                 --         --        1,000              --                --          --
Stock issued in private placement                    4,000          4      4,505              --                --          --
Net loss                                              --         --         --              (9,952)             --          --
                                                  --------   --------   --------          --------          --------    --------
BALANCE, DECEMBER 31, 1996                          12,638   $     13   $ 23,905          $ (5,348)               40    $   (141)
                                                  ========   ========   ========          ========          ========    ========
See notes to consolidated financial statements
                                       26


                              THE CARE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,
(In thousands)                                                        1996        1995      1994
--------------                                                        ----        ----      ----
OPERATING ACTIVITIES:
Net (loss) income                                                    $(9,952)   $   746    $ 1,214
Adjustments to reconcile net (loss) income to net
 cash (used in) provided by operating activities:
 Write-off of intangibles and certain other assets                     2,975       --         --
 Depreciation and amortization                                         1,448      1,328        908

 Provision for contractual allowances and bad debts                    8,720      2,400      1,402

 Provision for net deferred tax asset valuation allowance              1,018       --         --
 Deferred tax (benefit) expense                                         (334)       156       (622)

 Unrealized (gain) loss on marketable securities                         (22)       (22)        73

 (Gain) loss on sale of marketable securities                             38        (84)       138

 Loss on sale of branch office                                          --         --           34

 Changes in assets and liabilities, net of effect of acquisitions:
 Marketable securities                                                   471        309        (67)

 Accounts receivable                                                  (5,956)    (1,926)    (3,014)
 Inventories                                                             476       (600)      (460)
 Prepaid expenses and other current assets                               190       (328)       410

 Other assets                                                              7         56        (56)

 Accounts payable                                                        371        (72)       225
 Accrued expenses                                                        153         99        106

 Deferred income taxes                                                  (894)      --         --
 Recoverable income taxes                                             (1,925)      --         --
 Income taxes payable                                                     50       (264)       197
                                                                     -------    -------    -------

 Net cash (used in) provided by operating activities                  (3,166)     1,798        488
                                                                     -------    -------    -------
INVESTING ACTIVITIES:
Purchases of property and equipment                                     (534)    (1,554)    (1,013)
Sales of property and equipment                                          208         45        102
Additional costs for Care Line acquisition                              --         --         (150)
Acquisition of Advanced Care, net of cash acquired                      --         --         (223)
Additional costs for Advanced Care acquisition                          --          (18)      --
Acquisition of Clinical Care, net of cash acquired                      --         --         (102)
Organization costs                                                       (14)      (107)      --
Investment in certified home health agency                              (579)      (471)       (63)
Restrictive covenant                                                    --         (271)      (460)
Proceeds from sale of assets of branch office                           --         --           65
                                                                     -------    -------    -------

Net cash used in investing activities                                   (919)    (2,376)    (1,844)
                                                                     -------    -------    -------

FINANCING ACTIVITIES:
 Proceeds from note payable - bank                                       192      1,200      7,214

 Repayments of note payable - bank                                    (1,800)      (400)      --
 Proceeds from long-term debt                                            210       --         --
 Repayment of long-term debt                                            (935)      (546)    (7,186)

 Proceeds from other short-term debt                                   1,625       --         --
 Repayment of other short-term debt                                     (734)      --         --
 Adjustment for stock distributed to employees                          --         --          (91)
 Proceeds from issuance of common stock                                4,509       --         --
 Proceeds from exercise of stock options                                --          553        654

 Purchases of treasury stock                                            (119)      (923)      --
 Sales of treasury stock                                                 600        678       --
                                                                     -------    -------    -------
   Net cash provided by financing activities                           3,548        562        591
                                                                     -------    -------    -------
DECREASE IN CASH AND CASH
  EQUIVALENTS                                                           (537)       (16)      (765)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             561        577      1,342
                                                                     -------    -------    -------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $    24    $   561    $   577
                                                                     =======    =======    =======

See notes to consolidated financial statements.

                              THE CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 1 - NATURE OF BUSINESS
---------------------------

         The principal business of The Care Group, Inc. and its wholly-owned subsidiaries (the "Company") is providing home health care, including therapy, to patients with HIV (Human Immunodeficiency Virus) Disease, AIDS (Acquired Immune Deficiency Syndrome), cancer, and other diseases requiring high technology intermittent therapies. In 1994, the Company began selling and renting durable medical equipment through its newly acquired subsidiary, Advanced Care Associates, Inc. and affiliates ("Advanced Care") (see Note 3). In 1995, the Company began mail order distribution of pharmaceuticals through Mail Order Meds, Inc., a newly formed subsidiary.

         As discussed in Note 6, as a result of a default of certain financial covenants in the Company's revolving term credit agreement with a bank, all of the outstanding balance of such loan ($5,192,000) has been reclassified as a current liability at December 31, 1996. The Company is currently negotiating with its bank to alleviate this default. Management believes that the following potential sources of additional or supplemental cash flow will provide the Company with adequate resources to meet its cash flow requirements through at least January 1, 1998:

         i. The Company has identified an alternative lending source that could provide the Company with financing to replace the revolving term credit agreement with its current bank, if necessary.

         ii. Subsequent to December 31, 1996, the Company has received an advance of $500,000 from a significant stockholder, which will be exchanged for common stock and warrants during the second quarter of 1997.

         iii. In March 1997, the Company received proceeds of $500,000 from the sale of the Company's common stock and warrants and anticipates an additional $1,000,000 of proceeds from additional sales of the Company's common stock and warrants by the second quarter of 1997.

         iv. The Company anticipates selling its Georgia operation, which could result in proceeds to the Company of approximately $1.6 million.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

(A)  PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of The Care Group, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(C) NEW ACCOUNTING STANDARDS

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected future cash flows (undiscounted

                              THE CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)
----------------------------------------------------------

and without interest charges) is less then the carrying value of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. SFAS No. 121 applies prospectively in fiscal years beginning after December 15, 1995. The adoption of SFAS No. 121 did not have a material effect on the financial statements of the Company.

(D)  CASH AND CASH EQUIVALENTS

         Cash equivalents consist of short-term highly liquid investments which are readily convertible into cash, and have maturities of three months or less. At December 31, 1995, the Company maintained cash balances of approximately $330,000, in excess of Federal Deposit Insurance Corporation insured limits.

(E)  MARKETABLE SECURITIES

         At December 31, 1996, marketable securities consisted of only two equity securities. Prior to December 31, 1996, marketable securities consisted of widely diversified investments in stocks and bonds. During 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires a positive intent and ability to hold debt securities to maturity as a precondition for reporting those securities at amortized cost. Securities not meeting the condition are considered either available-for-sale or trading, as defined, and are reported at fair value. Trading securities are reported at fair value with adjustments recorded through the consolidated statements of income. The investments owned by the Company are considered trading securities as they are bought and held principally for the purpose of selling them in the near term to generate a profit on short-term differences in price. Gross unrealized gains and gross unrealized losses related to trading securities are included in earnings for the years ended December 31, 1996, 1995 and 1994. Gross unrealized gains approximated $0 and $14,000, and gross unrealized losses approximated $29,000 and $65,000 as of December 31, 1996 and 1995, respectively.

 (F)  ACCOUNTS RECEIVABLE, NET

         Accounts receivable, net, is comprised principally of amounts expected to be collected from insurance companies for services provided.

 (G)  INVENTORIES

         Inventories, consisting of supplies, durable medical equipment and pharmaceuticals are stated at the lower of cost (first-in, first-out) or market.

(H)  PROPERTY AND EQUIPMENT

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

(I)  INTANGIBLES

         Intangible assets resulting from acquisitions primarily consist of the excess of the acquisition cost over the fair value of the net assets acquired (goodwill). Goodwill is amortized on a straight-line basis over twenty or forty years. Other intangible assets are amortized over the estimated life of the related asset. Accumulated amortization was approximately $1,564,000 and $1,063,000 at December 31, 1996 and 1995, respectively. Amortization expense was approximately $3,187,000, $665,000, and $506,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

                              THE CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)
----------------------------------------------------------

         In June 1996, the Company examined its goodwill, other intangibles and certain other assets and wrote-off approximately $2,975,000 of such assets. The Company believes the patient base related to its acquisition of businesses in 1992 and 1994 in Los Angeles, California and Atlanta, Georgia, respectively, are no longer contributing to these offices' operations and since neither office is currently profitable, the related goodwill ($2,329,000) has been written-off.

(J)  REVENUE RECOGNITION

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

(K)  INCOME TAXES

         The Company's deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets or liabilities.


(L)  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARES

         Net income per common and common equivalent shares is computed by dividing net income by the weighted average number of common and common stock equivalents outstanding. Common stock equivalents result from dilutive stock options and warrants.

(M) RECLASSIFICATIONS

         Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the 1996 presentation.

(N)      FAIR VALUE OF FINANCIAL INSTRUMENTS
         Financial instruments consist primarily of investments in cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable and debt obligations. At December 31, 1996 and 1995, the fair value of the Company's financial instruments approximated the carrying value.

NOTE 3 - BUSINESS COMBINATIONS
------------------------------

         On May 18, 1994, the Company acquired all the stock of Advanced Care Associates, Inc., Millwo Management, Inc. and Advanced Care CPM, Inc. ("Advanced Care") in a transaction accounted for under the purchase method of accounting. Accordingly, assets and liabilities have been recorded at their fair value as of May 1, 1994, the effective date of acquisition, and the operations of Advanced Care have been included in the consolidated operations of the Company since that date.

         The purchase price approximated $5,268,000 with the payment terms as follows:

          (a) 333,332 shares of the Company's common stock valued at closing at $1,208,000;

          (b)  $1,060,000 in cash; and

          (c) subordinated notes for $3,000,000 with interest at 7 percent, due in twenty-four equal monthly installments beginning July 10, 1995.

                              THE CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 3 - BUSINESS COMBINATIONS (CON'T)
-------------------------------------

         The excess of cost over the fair value of net assets acquired, which approximated $4,989,000, is being amortized over forty years. In connection with the purchase agreement, a put option was issued for the 333,332 shares of common stock at $3 per share, or $1 million, exercisable beginning after May 18, 1996.

         On September 30, 1994, Advanced Care and its former owners were served with a civil lawsuit by the Department of Justice (United States District Court of Pennsylvania, Eastern District) alleging improper Medicare billing and reimbursement practices during some or all of the period from January 1989 through May 1994. All allegations in the complaint involve the time prior to the Company's purchase of Advanced Care in 1994. The final settlement with the Department of Justice and former owners of Advanced Care is discussed in Note 17.

         On July 18, 1994, the Company acquired certain assets of Clinical Care Services, Inc. ("Clinical Care"), an infusion therapy provider in Atlanta, Georgia. The purchase price is the sum of:

         (a)  428,750 shares of common stock of the Company; and

         (b) a promissory note for $600,000 due in one lump sum in July 1997, with interest payable quarterly at the rate of 6 percent per annum.

         The acquisition has been accounted for under the purchase method of accounting. Accordingly, assets and liabilities have been recorded at their fair values as of July 1, 1994, the effective date of acquisition, and the operations of Clinical Care have been included in the consolidated operations of the Company since that date. The excess of cost over the fair value of net assets acquired, which approximated $1,944,000, was being amortized over forty years. During 1996, the Company evaluated the future benefit to be derived from the unamoritized portion of the excess of cost over the fair value of net assets acquired and wrote-off the remaining balance ($1,848,000), as discussed in Note 2(i).

         On September 12, 1995, the Company acquired certain assets of Therapeutic Innovations, Inc. ("Therapeutic Innovations"), a physical therapy provider in Houston, Texas. The purchase price is the sum of:

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

         The following represents the unaudited proforma consolidated results of operations for the year ended December 31, 1994, assuming the acquisition of Advanced Care had been consummated as of January 1, 1994. Financial information, relating to the operations of Clinical Care Services, Inc. and Therapeutic Innovations, Inc., prior to the respective acquisition dates was not available to the Company. As such, the proforma results do not reflect the operations of these entities prior to the effective dates of acquisition.

                            (IN THOUSANDS, EXCEPT PER SHARE DATA)    1994
                            -------------------------------------    ------
                                     1994
                                   ------
Net revenues                       $37,661
Net income                         $   941
Net income per share               $   .12

         Upon the approval of the Public Health Council of the New York State Department of Health, the Company acquired all the outstanding common stock of Commonwealth Certified Home Care, Inc. ("Commonwealth") on November 19, 1996.

                              THE CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 3 - BUSINESS COMBINATIONS (CON'T)
-------------------------------------

         The purchase price was $700,000 plus operating loans previously made of approximately $397,000.

          (a) The Company had made deposit payments of $75,000 and $62,500 in 1995 and 1994, respectively, to Commonwealth and $137,500 was included in other assets as of December 31, 1995;

          (b) On November 19, 1996, the Company paid Commonwealth $281,250, plus interest of $25,335;

          (c) A promissory note for the balance of $329,050 is due on November 19, 1998 ($281,250 in principal and $47,800 in interest).

          Interest is computed at eight percent per annum from October 5, 1995. The acquisition has been accounted for under the purchase method of accounting. Accordingly, assets or liabilities have been recorded at their fair values as of November 19, 1996, the effective date of acquisition, and the operations of Commonwealth have been included in the consolidated operations on the Company since that date. The cost of the certified home care license ($860,000) is being amortized over twenty years. The effects on consolidated results of operations for 1996, 1995 and 1994 are immaterial and, therefore, proforma information is not presented.

NOTE 4 - NON-COMPETE AGREEMENTS
------------------------------

         On June 24, 1994, the Company entered into a four-year employment agreement with a key employee, which provides, among other things, a non-compete restriction for a one-year period beyond the term of the employment agreement. Pursuant to the terms of the employment agreement, as clarified on March 17, 1995, the Company was required to pay approximately $525,000 (through January 1995) in connection with the restrictive covenant, of which approximately $459,000 and $66,000 were paid in 1995 and 1994 and $525,000 is included in other assets as of December 31, 1995, net of accumulated amortization of approximately $143,000, calculated using the straight-line method over five years . During 1996, the employee was terminated and $317,000 relating to the employment agreement was expensed. At December 31, 1996, the remaining portion is for a non-compete agreement which expires in June 1997.

         On June 21, 1995, the Company entered into a non-compete agreement with two key employees, commencing July 1, 1995, for a period of four years. Pursuant to the terms of the non-compete agreements, the Company was required to pay approximately $200,000 in connection with the restrictive covenant, which is included in other assets as of December 31, 1996 and 1995, net of accumulated amortization of approximately $75,000 and $25,000, calculated using the straight-line method over four years.

NOTE 5 - PROPERTY AND EQUIPMENT
------------------------------

Property and equipment (at cost) consists of the following at December 31, 1996 and 1995:

         (IN THOUSANDS)                            1996              1995
         --------------                          --------          ------

         Equipment and furniture                 $ 4,970           $ 4,939

         Leasehold improvements                      487               477
                                                 ---------         ---------

         Total                                   $ 5,457           $ 5,416
                                                 =======           =======

         Depreciation expense for the years ended December 31, 1996, 1995, and 1994 was approximately $836,000, $613,000, and $412,000, respectively.

                              THE CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 6 - NOTE PAYABLE - BANK
----------------------------

         At December 31, 1995, the Company had a three year revolving term credit agreement with a bank, which provided for borrowings up to $12 million. The borrowing base was equal to the lesser of $12 million or 70 percent of eligible accounts receivable and the higher of $500,000 or 30 percent of eligible inventory, as defined in the loan agreement. Interest was computed at the prime rate (8.5 percent at December 31, 1995) plus 1/4 percent. The note was secured by virtually all assets of the Company. The borrowing arrangement includes certain restrictions on working capital, current ratio, tangible net worth and maximum leverage and interest coverage ratios. In 1996, the bank reduced the Company's maximum borrowing ability to $5.15 million.

         On December 31, 1996, the Company entered into a new three year revolving term credit agreement with a bank, which provides for borrowings up to $9 million. The borrowing base is equal to the lessor of $9 million or 65 percent of accounts receivable up to 120 days old plus; the lesser of $600,000 or 40 percent of accounts receivable from 121 to 240 days old; plus the lesser of $200,000 or 30 percent of eligible inventory, as defined in the loan agreement. Interest is computed at the prime rate (8.25 percent at December 31, 1996) plus 1/4 percent. This loan is secured by virtually all assets of the Company. The borrowing arrangement includes certain restrictions on interest from bearing indebtedness, senior debt, fixed charges, and maximum leverage and interest coverage ratios.

         The average interest rate for the years ended December 31, 1996 and 1995 was 8.6 percent and 9.3 percent, respectively, with average borrowings of approximately $6,100,000 and $6,700,000, respectively. The maximum amount borrowed during 1996 and 1995 was $6,800,000 and $7,200,000, respectively.

         At December 31, 1996, the Company was in default of certain financial convenants specified in the revolving term credit agreement with the bank. On March 28, 1997, the Company received a waiver from the bank for the defaulted covenants at December 31, 1996. The Company anticipates not being able to meet certain financial covenants at March 31, 1997 and beyond. There can be no assurance that the Bank will grant the Company a waiver for the first quarter of 1997, so the note payable - bank has been reclassified as a current liability as of December 31, 1996.

         In January 1997, the Company swapped $3 million of variable rate debt with a ninety day fixed rate debt instrument that is three percent above the ninety day LIBOR rate.

NOTE 7 - OTHER SHORT AND LONG-TERM DEBT
---------------------------------------

         Other short-term debt at December 31, 1996 and 1995 consists of the following (in thousands):

                                                 1996     1995
                                                 ----     ----
Royce Investment and Equity Dynamics notes (a)   $500   $   --

Bindley Western note (b)                          391       --
                                                 ----   --------

Total                                            $891   $   --
                                                 ====   ========

          (a) In December 1996, $250,000 was loaned to the Company by Royce Investments and Equity Dynamics each with interest at 8 percent per annum, payable on demand.

          (b) On September 15, 1996, the Company entered into a short-term note with its major supplier for $624,589 with interest at 10 1/2 percent per annum due in six equal monthly payments with the final payment due and paid on March 17, 1997.

                              THE CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 7 - SHORT AND LONG-TERM DEBT (CON'T)
-----------------------------------------

         Long-term debt at December 31, 1996 and 1995 consists of the following (in thousands):

                                                       1996     1995
                                                       ----     ----
The United States Government note (Note 17)           $2,523   $ --
Clinical Care note (Note 3)                              600      600
Commonwealth note (Note 3)                               308     --
Therapeutic Innovations note (Note 3)                     50      170
Advanced Care note (Notes 3 and 17)                     --      2,421
Obligations under capitalized leases, with interest
  rates ranging from 9  to 13 percent, due
  through 1997 and 1996, respectively                     39       54
                                                      ------   ------

Total                                                  3,520    3,245

Less-Debt maturing within one year                     1,546    1,845
                                                      ------   ------

                                                      $1,974   $1,400
                                                      ======   ======

         Scheduled repayments of long-term debt in each of the years subsequent to December 31, 1996 are as follows (in thousands):

                                                                     TOTAL
                    1997                                          $   1,551
                    1998                                                600
                    1999                                                656
                    2000                                                718
                                                                  ---------
                    TOTAL PAYMENTS                                    3,525
                    Less - Amounts representing interest                  5
                                                                  ---------
                                                                      3,520
                    Less - Current maturities                         1,546
                                                                  ---------
                                                                  $   1,974

         Assets recorded under capital leases are included in property and equipment at a cost of approximately $39,000 and $69,000 at December 31, 1996 and 1995, respectively. Accumulated depreciation relating to assets recorded under capital leases approximates $2,000 and $37,000 at December 31, 1996 and 1995, respectively.

NOTE 8 - ACCRUED EXPENSES
-------------------------

         Accrued expenses as of December 31, 1996 and 1995 consisted of the following (in thousands):

                                                       1996         1995
                                                    ----------    ------
         Payroll and payroll related expenses       $    505      $  448
         Other                                           598         502
                                                    --------      ------
                                                    $   1,103     $  950
                                                    =========     =======

                              THE CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 9 - COMMITMENTS
--------------------

         A)  EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with executive officers and certain key employees, including agreements pursuant to acquisitions, which provide, among other things, specified compensation levels. Total minimum future commitments at December 31, 1996, under these agreements, are as follows (in thousands):
                                                                   Amount
                                            1997                  $  1,030
                                            1998                       721
                                            1999                       647
                                            2000                       570
                                                                  --------
                                                                    $2,968
                                                                  ========
         B)  SELF-INSURANCE

         The Company provided health insurance benefits to its employees through an insurance policy which is partially self-funded. The policy, which was replaced on February 1, 1997 with a fully insured plan, required the Company to reimburse medical expenses of up to $40,000 per employee, up to a maximum stop-loss amount of approximately $700,000 for 1996 and $460,000 prior to 1996. The Company paid claims of approximately $671,000, $436,000 and $373,000 for the years ended December 31, 1996, 1995 and 1994, respectively, relating to its health insurance benefits.

NOTE 10 - CAPITAL TRANSACTIONS
------------------------------

STOCK OPTION PLANS

         The Company has adopted stock option plans to provide for the granting of options to purchase up to a maximum of 2,525,000 shares of common stock. The options are granted at exercise prices equal to the fair market value of the common stock at the date of grant. The following is a summary of stock option activity for the years ended December 31, 1996, 1995 and 1994:

                                        NUMBER OF SHARES
                                ----------------------------
                                 AVAILABLE                       EXERCISE
                                 FOR GRANT     OUTSTANDING        PRICE
                                 ---------     ----------- ---------------
BALANCE - JANUARY 1, 1994          376,250       648,750   $2.25 -  $5.50
 Options exercised                    --        (272,000)   2.25 -   2.88
 Options granted                   (69,500)       69,500    3.50 -   4.13
 Options canceled                   50,000       (50,000)   2.38 -   3.63
                                   -------        -------

BALANCE - DECEMBER 31, 1994        356,750       396,250    2.38 -   5.50
Additional options authorized    1,000,000          --               --
Options exercised                     --        (229,000)   2.38 -   3.63
Options granted                   (524,750)      524,750    2.75 -   6.00
Options canceled                     1,000        (1,000)   5.50 -   6.00
                                   -------       -------

BALANCE - DECEMBER 31, 1995        833,000       691,000    2.38 -   5.50
Additional options authorized      500,000          --               --
Options granted                 (1,456,350)    1,456,350    2.00 -   2.13
Options canceled                   554,750      (554,750)   2.75 -   5.50
                                ----------      --------

BALANCE - DECEMBER 31, 1996        431,400     1,592,600    $1.75 - $5.13
                                ==========     =========

         At December 31, 1996, options for the purchase of 733,250 shares of common stock were exercisable at prices ranging from $1.75 to $5.13 per share. The remaining options vest over five years.

                              THE CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 10 - CAPITAL TRANSACTIONS (CON'T)
--------------------------------------

         During 1996, the Company repriced 507,000 outstanding options for employees from $2.75 per share to $1.75 per share. Such options were repriced at the market price of the Company's stock on the date of the repricing.

          If compensation costs for the Company's fixed stock options had been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation to Employees" ("SFAS No. 123"), the Company's net (loss) income and net (loss) income per share would have been the proforma amounts indicated below:

                                       YEAR ENDED DECEMBER 31,
                                    -----------------------------
Net (loss) income:                   1996                   1995
                                     ----                   ----
  As reported                     $ (9,952)              $    746
  Proforma                        $(10,345)              $    520

Net (loss) income per share:
  As reported                     $  (1.03)              $    .09
  Proforma                        $  (1.13)              $    .06

          The weighted average fair value of options granted during 1996 and 1995 was $1.38 and $1.56 per option, respectively. In determining the fair value of options granted in 1996 and 1995 for proforma purposes, the Company used the Black-Scholes option pricing model and assumed the following: A risk free interest rate of 6.0 percent; an expected option life of 10 years; an expected liability of 68 percent.

1991 STOCK INCENTIVE PLAN

          Effective July 1, 1991, the Company established a 1991 Stock Incentive Plan (the "Stock Plan"), pursuant to which the Board of Directors may from time to time award shares of common stock to employees, officers and directors of the Company. The Board of Directors may award up to a total of 50,000 shares of common stock under the Stock Plan.

WARRANTS

         In February 1993, the Company granted warrants entitling the holders to purchase up to 60,000 shares of its common stock at $5.75 per share. The warrants, currently exercisable, are scheduled to expire in June 1997.

          In August 1996 and October 1996, the Company sold 1,680,000 and 2,320,000 units, respectively, for $1.25 per unit, which entitles the holder of each unit to one share of the Company's common stock and one warrant to purchase an additional share of the Company's common stock for $2.50. These 4,000,000 warrants are scheduled to expire five years from the date of grant, and are currently exercisable.

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

         The Company, in connection with a private placement in June 1996, sold 600,000 shares of treasury stock for $600,000. The Company acquired 393,000 shares from time to time during the year pursuant to a repurchase plan for an aggregate amount of $1,119,000.

                              THE CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 11 - INCOME TAXES
----------------------

         The income tax provision (benefit) for the years ended December 31, 1996, 1995 and 1994 consisted of the following:

(IN THOUSANDS)       FEDERAL      STATE      TOTAL
--------------       -------      -----      -----
1996
----
Current               $(2,362)   $   155    $(2,207)
Deferred                 (152)      (182)      (334)
Valuation Allowance       749        269      1,018
                                 -------    -------
TOTAL                 $(1,765)   $   242    $(1,523)
                      =======    =======    =======

1995
----
Current               $   377    $   165    $   542
Deferred                  137         19        156
                      -------    -------    -------
TOTAL                 $   514    $   184    $   698
                      =======    =======    =======

1994
----
Current               $ 1,166    $   388    $ 1,554
Deferred                 (461)      (161)      (622)
                      -------    -------    -------
TOTAL                 $   705    $   227    $   932
                      =======    =======    =======

         The Company's 1992 Federal income tax return is currently being examined by the Internal Revenue Service. Management anticipates that adjustments, if any, resulting from the conclusion of this examination will not have a material adverse effect on the Company's consolidated financial statements.

         The (benefit from) provision for income taxes differs from the amount computed by applying the Federal statutory rate to the (loss) income before (benefit from) provision for income taxes, for each of the years ended December 31, 1996, 1995, and 1994, as follows:

 (IN THOUSANDS)                                 1996        1995       1994
---------------                                 ----        ----       ----

(Benefit from) provision
for income taxes at Federal statutory rate    $(3,902)   $   491   $   730

State income taxes, net of
 Federal income tax benefit                        50        184       149

 Valuation allowance                            1,018       --        --

Net operating loss
  carryforwards, no tax benefit recognized      1,058       --        --

Non-deductible amortization of goodwill and
  meals and entertainment expenses                166       --        --

Other differences                                  87         23        53
                                              -------    -------   -------

(BENEFIT FROM) PROVISION
FOR INCOME TAX                                $(1,523)   $   698   $   932
                                              =======    =======   =======

                              THE CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 11 - INCOME TAXES (CON'T)
-----------------------------

         The tax effect of the temporary differences giving rise to the Company's deferred tax assets (liabilities) at December 31, 1996 are as follows (in thousands):

 CURRENT
--------
                       FEDERAL   STATE  TOTAL
                       ------    -----  -----
Bad debt allowance     $  341    $111    $ 452
Net operating losses     --        24       24
Other                     10        3       13
                       -----    -----    -----
Sub-total                351      138      489
Valuation allowance     (351)    (138)    (489)
                       -----    -----    -----
Total                  $--      $--      $--
                       =====    =====    =====

 LONG-TERM
-----------
                                FEDERAL  STATE    TOTAL
                                -------  -----    -----
Depreciation and amortization   $ 349    $ 114    $ 463
Cash to accrual conversion        (17)      (5)     (22)
Capital losses                     37       12       49
Other                              29       10       39
                                -----    -----    -----
Sub-total                         398      131      529
Valuation allowance              (398)    (131)    (529)
                                -----    -----    -----
Total                           $--      $--      $--
                                =====    =====    =====

         The need for a valuation allowance is subject to periodic review, and if the valuation allowance is decreased based on the future realizability of deferred tax assets, the tax benefit will be recorded in future operations as a reduction of the Company's future income tax expense.

         The tax effect of the temporary differences giving rise to the Company's deferred tax assets (liabilities) at December 31, 1995 are as follows (in thousands):

                                    FEDERAL         STATE          TOTAL
                                   ---------       ---------     ---------
CURRENT
-------
Bad debt allowance                  $    55        $      19     $      74
Net operating losses                      -               24            24
Other                                     7                3            10
                                    -------        ---------      --------
Total                               $    62        $      46      $    108
                                    =======        =========      ========

LONG-TERM
---------
Depreciation and amortization       $  (340)       $    (121)     $  (461)
Capital losses                           56               22            78
Net operating losses                      -               42            42
Other                                    14                5            19
                                    --------       ---------      --------
Total                               $  (270)       $     (52)     $  (322)
                                    ========       ==========     ========

                              THE CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 12 - CASH FLOW INFORMATION
-------------------------------

         Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):


                                                           1996     1995     1994
                                                           ----     ----     ----
Interest paid                                             $   780   $  720     $  473

Income taxes paid                                         $   162   $  907     $1,346

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

Issuance of stock in connection with acquisitions         $   --    $   --     $2,709

Stock distributed to employees pursuant to
  employment agreements                                   $   --    $   --     $  200

Issuance of promissory notes and other
 consideration in connection with acquisitions            $  281    $  263     $3,600

Increase in allowance for doubtful accounts
 receivable and goodwill related to a prior acquisition   $   --    $   24     $   --

Issuance of debt to finance purchase of equipment         $   44    $  104     $   --

Issuance of debt for the purchase of the Company's
 common stock in connection with the Advanced
Care settlement                                           $1,000        --         --

NOTE 13 - LEASES
----------------

The Company leases office facilities and equipment under various noncancelable operating lease agreements which provide for minimum rentals plus, in certain instances, real estate taxes, maintenance and other expenses.

Future minimum lease payments, net of sublease rental income, at December 31, 1996 are as follows (in thousands):

YEARS ENDING DECEMBER 31,
-------------------------
1997                                                       $   760
1998                                                           604
1999                                                           473
2000                                                           465
2001                                                           371
Thereafter                                                     760
                                                           -------
                                                           $ 3,433

         Total rent expense relating to operating leases, net of sublease rental income in 1996,1995 and 1994 of approximately $19,000, $90,000 and $86,000, respectively, for the years ended December 31, 1996, 1995 and 1994 was approximately $901,000, $1,276,000 and $1,298,000, respectively.

NOTE 14 - EMPLOYEE BENEFIT PROGRAM
----------------------------------

         In 1993, the Company established a contributory savings plan under
Section 401(k) of the Internal Revenue code. Employees may elect to contribute up to 15 percent of their annual compensation to the plan. The Company provides a guaranteed matching contribution to the plan equal to 10 percent of the first 6 percent of the employee's contribution with a discretionary additional match up to another 40 percent of the first 6 percent based upon the Company's year-end pre-tax earnings. The Company's matching contribution was 10 percent, 20 percent and 20 percent for 1996, 1995 and 1994, respectively. Total contributions by the Company under this plan were $22,000, $35,000 and $27,000 in 1996, 1995 and 1994, respectively.

                              THE CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE - 15 MAJOR CUSTOMERS
-------------------------

         Excluding governmental payors, which accounted for approximately 15 percent of the Company's net revenues in 1996, the Company had no major customers that accounted for 10 percent or more of its net revenues for the years ended December 31, 1996, 1995 and 1994.

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)
---------------------------------------------

QUARTERLY FINANCIAL DATA FOR THE YEAR ENDED DECEMBER 31, 1996 (IN THOUSANDS,
---------------------------------------------------------------------------
EXCEPT PER SHARE DATA):
-----------------------

The net revenues and gross profit for the second and third quarters of 1996 have been restated from previously reported amounts to conform with the fourth quarter presentation.

                                       FIRST     SECOND     THIRD        FOURTH
                                      QUARTER   QUARTER    QUARTER       QUARTER
                                     --------   --------   --------     --------
Net revenues                         $  9,235   $  8,694    $  9,549    $  7,796
Gross profit                         $  4,934   $  3,213    $  4,960    $  2,912
Operating income (loss)              $    325   $ (8,551)   $    (62)   $ (3,187)
Net income (loss)                    $     61   $ (5,815)   $   (262)   $ (3,936)
Net income (loss)  per share         $   0.02   $  (0.70)   $  (0.03)   $  (0.32)
Weighted average number of
 common and common equivalent
 shares outstanding, as applicable      8,462      8,311       9,446      12,446

QUARTERLY FINANCIAL DATA FOR THE YEAR ENDED DECEMBER 31, 1995 (IN THOUSANDS,
---------------------------------------------------------------------------
EXCEPT PER SHARE DATA):
----------------------
                                  FIRST     SECOND   THIRD    FOURTH
                                 QUARTER   QUARTER  QUARTER   QUARTER
                                 -------   -------  -------   -------
Net revenues                     $10,037   $11,019   $ 9,592   $ 9,070
Gross profit                     $ 4,726   $ 5,940   $ 4,317   $ 4,570
Operating income                 $   457   $   744   $   437   $   494
Net income                       $   141   $   328   $   147   $   130
Net income per common
  and common equivalent shares   $  0.02   $  0.04   $  0.02   $  0.02
Weighted average number of
 common and common equivalent
 shares outstanding                8,293     8,414     8,450     8,426

NOTE 17- LITIGATION
-------------------

     On June 5, 1996, the Company signed a final settlement agreement in connection with the acquisition of Advanced Care (see Note 3). The settlement involved the substitution of the $3,000,000 in notes payable to the previous owners of Advanced Care with a cash payment to the United States Government of $550,000 at the signing of the agreement and a new note payable to the United States Government for $2,780,000 payable in eighteen equal quarterly payments, commencing September 5, 1996, at an annual interest rate of 9 percent. Additionally, each of the former owners were, among other things, required to transfer their shares of common stock of the Company to the United States Government along with their put option. The United States Government exercised the put option in June 1996. The amount owed to the United States Government by the Company in connection with the United States Government's exercise of the put option is included in the above- mentioned $2,780,000 note payable. The United States Government has a second lien on all assets of the Company, in connection with the Company's note payable to the United States Goverment.

                              THE CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

CONT. NOTE 17 - LITIGATION
--------------------------

         The Company is a party to litigation arising in the normal course of its operations. It is the opinion of management of the Company that it has meritorious defenses against all outstanding claims and that the outcome of such litigation will not have a significant adverse effect on the Company's consolidated financial position or results of operations. Further, management intends to vigorously defend all such litigation.


NOTE 18 - SUBSEQUENT EVENTS
---------------------------

         On January 30, 1997 and February 28, 1997, Equity Dynamics advanced the Company $250,000 on each date for a total of $500,000 towards the sale of common stock and warrants.

         The Company is currently in the process of selling common stock and warrants consisting of 40 units at $50,000 per unit. Each unit will consist of 40,000 shares of common stock and warrants to purchase another 40,000 shares of the Company's common stock at a conversion price of $2.50 per share. In March 1997, the Company received a total of $1,000,000 toward this $2,000,000 sale.

         On March 5, 1997, the Company was served with a lawsuit from an investor. The investor is suing the Company for breach of contract. On or about June 19, 1996, the investor purchased 150,000 shares of the Company's common stock at a reduced price and had a right to a demand registration in six months from the June 19, 1996 date. The Company received a demand registration request in late November 1996. The investor, among other things, is suing the Company for not registering the shares in a timely manner. Management intends to vigorously defend such litigation and believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

         The Company entered into a letter of intent to sell its Atlanta, Georgia branch for $1.6 million. Such sale is currently expected to be consummated by May 1997.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

             AND FINANCIAL DISCLOSURE

             None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to the directors and executive officers of the Company is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

          The information with respect to the directors and executive officers of the Company is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

          The information with respect to the directors and executive officers of the Company is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company is not involved with any related transactions.

PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

                   (1) Financial Statements - included in Item 8.

                   An index to financial statements for the years ended December 31, 1996, 1995 and 1994 appears on page 22

                   (2) Financial Statement Schedules.

                   Financial Statement Schedule II for the years ended December 31, 1996, 1995 and 1994 is submitted herewith.

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

       (3)   (i)      Certificate of Incorporation of Registrant, as amended (m)

             (ii)     Bylaws of Registrant (a)

       (4)   (i)      Form of Specimen Stock Certificate (a)

             (ii)     Form of Underwriter's Warrant Certificate (b)

             (iii)    Form of Stock Purchase Warrant Certificate (o)

             (iv) Subscription Agreement dated as of August 14, 1996 between the company and the sucriber(o)

             (v) Subcription agreement, dated as of June 19, 1996 between the compnay and the subcriber
             (vi)     Form of Unit Purchase Options (m)

       (9)            Form of Voting Trust Agreement (a)

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

              (ix) Lease dated July 3, 1997 by and between Registrant and Brown Realty Company. (r)

              (x)    Leasehold Agreement dated December 17, 1990 by and between
                     M. Parisi & Son Construction Co., Inc. and Windsor Placement, Inc. (g)

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

              (xiii) Form of Transfer Agent Agreement with American Stock
                     Transfer and Trust Company (a)

              (xiv) Directors' and Officers' liability Insurance (temporary rider) (h)

              (xv) Lease Agreement dated December, 1991 between Philip C. Richardson and The Care Group of Texas, Inc. (c)

              (xvi) Lease Agreement by and between Texas Commerce Bank and The Care Group of Texas, Inc. (c)

              (xvii) Lease Agreement between The Western - Southern Life
                     Assurance Company and The Care Group, Inc. (c)

              (xviii) Amendment to Employment Agreement with Robert S. Miller dated July 21, 1994 (the Company has deemed this Agreement rescinded) (k)

              (xix) Employment Agreement dated May 18, 1994 by and among Advanced Care Associates, Inc., Robert P. Wolk and the Company (the Company has deemed this
                      Agreement rescinded) (j)

              (xx) Amendment to Employment Agreement with Robert P. Wolk dated July 21, 1994 (the Company has deemed this Agreement rescinded) (k)

              (xxi) Asset Purchase Agreement dated July 18, 1994 by and among Jack J. Gutkin, Care Line of Georgia, Inc. and the Company
                     (k)

              (xxii) Lease dated August 5, 1994 between 257 Park Avenue
                     Associates and The Care Group of New York, Inc. (k)

              (xxiii) Lease dated November 25, 1995 by and between Newark
                     Partners II and The Care Group of Georgia, Inc. (m)

              (xxiv) Employment Agreement, dated January 1, 1996, between the
                     Company and Pat H. Celli (m)

              (xxv) Employment Agreement, dated January 1, 1996, between the Company and Randolph J. Mittasch (m)

              (xxvi) Employment Agreement, dated August 14, 1996, between the
                     Company and Rick Jung (r)

              (xxvii) Settlement agreement dated as of June 5, 1996, between the company and Advance care associates, Inc. Robert Walk and Hamet Walk Robert Miller and Ame Miller, and the United States of America (m).

              (xxviii) Security agreement, dated as of June 5, 1996, between the company and the Unted States of America (

              (xxix) Guaranty made by the Care Group. Inc. relating to the settlement agrement ( r)

              (xxx) Agency Agreement, dated as of August 14 1996,between the Company and Royce Investment Group, Inc. (o)

              (xxxi) 1996 Stock Option Plan (p)

              (xxxii) Loan Agreement, dated December 31, 1996, by and between
                     Key Bank of New York and The Company (q)

              (xxxiii) Form of Borrower Pledge Agreement, dated December 31,
                     1996, by and between Key Bank of New York and the Company
                     (q)

              (xxxiv) Form of Borrower Security Agreement, dated December 31,
                     1996, by and between Key Bank of New York and the Company
                     (q)

              (xxxv) Form of Guarantor Security Agreement, dated December 31,
                     1996, by and between Key Bank of New York and each of the Company's subsidiaries (q)

              (xxxvi) Form of Guaranty, dated December 31, 1996, by and between
                     Key Bank of New York and each of the Company's subsidiaries (q)

21.  Subsidiaries of the Registrant (m)

23.  (i)  Consent of Deloitte & Touche LLP, independent auditors (m)
---------------------------

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

d) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, which exhibit is incorporated herein by reference.

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

k) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, which exhibit is incorporated herein by reference.

l) Filed as an exhibit to Registrant's Registration Statement on Form S-8 (333-00849) filed with the Securities and Exchange Commission on February 12, 1996, which exhibit is incorporated herein by reference.

m) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which exhibit is incorporated herein by reference.

o) Filed as an exhibit to the Registrant's report on Form 8-K, dated August 14, 1996, which exhibit is incorporated herein by reference.

p) Filed as Appendix A to the Company's Proxy Statement on Schedule 14A for the 1996 Annual Meeting of Stockholders held on October 4, 1996, which appendix is incorporated by reference.

q) Filed as an exhibit to the Registrant's report on Form 8-K, dated December 31, 1996, which exhibit is incorporated by reference.

r)     Filed as an exhibit to this Annual Report on Form 10-K.
                                      46

THE CARE GROUP, INC.


SCHEDULE II

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


COLUMN A                                  COLUMN B                 COLUMN C               COLUMN D            COLUMN E
-----------------------------------------------------------------------------------------------------------------------------
                                                                   ADDITIONS                                 BALANCE AT
                                         BALANCE AT                CHARGED TO                               END OF PERIOD
DESCRIPTION                             BEGINNING OF           OPERATING EXPENSES        DEDUCTIONS        (DECEMBER 31ST)
-----------                             ------------           ------------------        ----------        ---------------
ALLOWANCE FOR
DOUBTFUL ACCOUNTS RECEIVABLE
December 31, 1996                      $  3,564,000            $  5,379,000             $ (3,306,000)        $5,637,000
December 31, 1995                      $  4,186,000            $  5,178,000             $ (5,800,000)        $3,564,000
December 31, 1994                      $  2,784,000            $  5,101,000             $ (3,699,000)        $4,186,000

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE CARE GROUP, INC.

Date:  March 26, 1996               By:/S/ PAT CELLI
                                       ---------------
                                         Pat Celli
                                         Chief Financial Officer, Treasurer &
                                         Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date:   March 26, 1997            /S/ANN T. MITTASCH
                                  ----------------------
                                   Ann T. Mittasch,
                                   Chairman

Date:   March 26, 1997            /S/ RANDOLPH J. MITTASCH
                                  ------------------------
                                  Randolph J. Mittasch,
                                  Secretary and Director

Date:   March 26, 1997            /S/ JOHN PAPPAJOHN
                                  John Pappajohn, Director

Date:   March 26, 1997            /S/ PAT H. CELLI
                                  ---------------------
                                  Pat H. Celli, Chief Financial Officer,
                                  Treasurer & Director
                                   (Principal Financial and Accounting Officer)

Date:   March 26, 1997            /S/ DR. DERACE SCHAFFER
                                  -------------------------
                                  Dr. Derace Schaffer
                                  Director