Form 10-K/A
period 1996-12-31
CARE GROUP INC
filed 1997-04-30
CIK 847935

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K A
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No


Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment in this Form 10K.[X]

As of March 26, 1997, the registrant had outstanding 12,597,053 shares of Common Stock, $.001 par value per share.

As of March 26, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $14,683,000

                                   PART III
ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Set forth below is certain information relating to the current directors and executive officers of the Company.


             NAME                                              POSITION WITH THE COMPANY
------------------------------------------      -------------------------------------------------------

CLASS I DIRECTORS
  Ann T. Mittasch                               Chairman of the Board
  Randolph J. Mittasch                          Secretary/Treasurer, Director
CLASS II DIRECTOR
  Dr. Derace Lan Schaffer (1),(2)               Director
CLASS III DIRECTORS
  Pat H. Celli (2)                              Chief Financial Officer, Assistant Secretary and
                                                 Treasurer
  John Pappajohn (1), (2)                       Director

---------------------------
(1)      Member of the Audit and Compensation Committees.
(2)      Member of the Executive Committee

ANN T. MITTASCH, CHAIRMAN OF THE BOARD OF DIRECTORS: (Age 66): Ms. Mittasch has been Chairman of the Company since 1984 and was President and Chief Executive Officer of the Company from 1984 through August, 1996. Prior to 1984, Ms. Mittasch served as President and then Chairman of Superior Care, Inc. (predecessor to Lifetime Corporation), a national home care corporation whose securities traded on the New York Stock Exchange, Inc. Ms. Mittasch is the mother of Randolph J. Mittasch, Secretary/Treasurer and a director of the Company.

RANDOLPH J. MITTASCH, SECRETARY/TREASURER AND DIRECTOR: (Age 35): Mr. Mittasch has been Secretary/Treasurer of the Company since February, 1989 and has been a director of the Company since 1985. From 1988 to February, 1992, he was employed by the American Stock Exchange, Inc. as a Senior Accountant. Mr. Mittasch received an MBA from Adelphi University in 1987 and in 1989 became a Certified Public Accountant. Mr. Mittasch is the son of Ann T. Mittasch, Chairman of the Board of Directors of the Company.

DR. DERACE LAN SCHAFFER, DIRECTOR: (Age 48): Dr. Schaffer was named to the Board of Directors in August 1996 pursuant to the terms of the Private Placement. Dr. Schaffer, a practicing radiologist, has served as Chairman of the Board and President of the Ide Group, a medical group, since 1980, and as President of The Lan Group, a health care and biomedical consulting company, since 1990. Dr. Schaffer also serves as a director of various other privately held health care related organizations.

JOHN PAPPAJOHN, DIRECTOR: (Age 68): Mr. Pappajohn was named to the Board of Directors in August 1996 pursuant to the terms of the Private Placement. Since 1969, Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital firm, and President of Equity Dynamics, Inc., a financial consulting firm in Des Moines, Iowa. Mr. Pappajohn serves as a director of the following public companies: CORE, Inc., Drug Screening Systems, Inc., Fuisz Technologies Ltd., OncorMed, Inc., PACE Health Management Systems, Inc., Patient Info System, Inc., HealthDesk Corporation and GalaGen.

PAT H. CELLI, CHIEF FINANCIAL, ASSISTANT SECRETARY AND OFFICER TREASURER: (Age
43): Mr. Celli has been Chief Financial Officer of the Company since October, 1990 and a director since 1996. From 1985 to September 1990, Mr. Celli was employed as President of Alternative Health Care Systems, Inc., a health care holding company that owned physician clinics, a health insurance company and a health maintenance organization. Prior to that, Mr. Celli was employed as a Certified Public Accountant with Touche Ross & Co.

                     SECURITY OWNERSHIP OF MANAGEMENT AND
                           CERTAIN BENEFICIAL OWNERS

The following table sets forth the number of shares of the Company's Common Stock beneficially owned (calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) as of April 10, 1997 or by (i) owners of more than 5% of the Company's outstanding Common Stock, (ii) each directors and director nominees of the Company, (iii) each named executive officers referred to in the "Executive Compensation" section of this Proxy Statement and (iv) all officers and directors of the Company as a group:

                                                NUMBER OF
                                                 SHARES
                                               BENEFICIALLY   PERCENTAGE OF
NAME OF BENEFICIAL OWNER                          OWNED        TOTAL SHARES
------------------------                        ------------  --------------
Ann T. Mittasch (1)                               1,620,200      11.28%
1 Hollow Lane
Lake Success, NY 11042

John Pappajohn(2)                                 2,735,364      17.68%
2116 Financial Center
Des Moines, IA 50309

Edgewater Private                                 2,719,808      17.64%
Equity Fund II, L.P. (3)
666 Grand Avenue, Suite 200
Des Moines, IA 50309

Randolph J. Mittasch (4)                            298,500       2.11%

Pat H. Celli (5)                                    397,534       2.78%

Dr. Derace Lan Schaffer (6)                         320,000       2.26%

All officers, directors as and affiliates
 a group (total of 5 persons and 1 company) (7)   7,951,406      44.58%

---------

(1) Ms. Mittasch, Chairman of the Company, directly owns 1,013,200 shares of Common Stock for her own account and may be deemed to beneficially own an additional 245,000 shares of Common Stock subject to a voting trust (the "Voting Trust") expiring February 27, 1999 of which she is the sole voting trustee with respect to 140,000 shares of Common Stock directly owned by Randolph J. Mittasch, and an additional 105,000 shares directly owned by one other person. Ms. Mittasch also holds options totaling 282,000 shares with an average exercise price of $1.97 per share of Common Stock that expire between the year 2000 and 2005, Ms. Mittasch holds warrants to purchase an aggregate of 80,000 shares of common stock at $2.50.

(2) John Pappajohn, a director of the Company, directly owns 1,230,000 shares of Common Stock and holds warrants to purchase an aggregate of 1,310,000, 59,808 and 55,556 shares of Common Stock at an exercise price of $2.50, $2.09 and $2.25 per share of Common Stock, respectively. Mr. Pappajohn has options to purchase an aggregate of 80,000 shares of Common Stock at an exercise price of $1.25 per share of Common Stock.

(3) Edgewater Private Equity Fund II, L.P. directly owns 1,330,000 shares of Common Stock and holds warrants to purchase an aggregate of 1,330,000 and 59,808 shares of Common Stock at an exercise price of $2.50 and $2.09 per share of Common Stock, respectively.

(4) Randolph J. Mittasch, Secretary/Treasurer and a director of the Company, directly owns 181,000 shares of Common Stock, 140,000 of which shares are subject to the Voting Trust. Mr. Mittasch also holds options expiring between the years 2001 and 2005 to acquire 97,500 shares of Common Stock at an average exercise price of $1.77 per share of Common Stock. Plus warrants to purchase 20,000 shares of common stock at an exercise price of $2.50. Randolph J. Mittasch disclaims beneficial ownership of the shares of Common Stock owned by Ann T. Mittasch, except for his 140,000 shares that are subject to the Voting Trust.

(5) Pat H. Celli, Chief Financial Officer of the Company, directly owns 94,534 shares of Common Stock for his own account. Mr. Celli has options expiring between the years 2001 and 2005 to acquire an aggregate of 213,000 shares of Common Stock at an average exercise price of $1.88 per share of Common Stock and warrants to purchase 90,000 shares of Common Stock at an exercise price of $2.50 per share of Common Stock.

(6) Dr. Derace Lan Schaffer, a director of the Company, directly owns 160,000 shares of Common Sock and warrants to purchase 160,000 shares of Common Stock and warrants to purchase 160,000 shares at an exercise price of $2.50 per share of Common Stock.

(7) Includes options and warrants held by all officers and directors and affiliates of the Company to acquire a total of 3,837,672 shares of Common Stock.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Exchange Act Rule 15a-3(e) during its fiscal year ended December 31, 1996, Form 5 and amendments thereto furnished to the Company with respect to its fiscal year ended December 31, 1996, and my written representations, from a reporting person that no Form 5 was required to be filed, no person who was a director, officer or beneficial owner of more than ten percent (10%) of Common Stock and otherwise subject to Section 16 of the Exchange Act with respect to the Company failed to file on a timely basis, as discussed in the above Forms, reports required by Section 16(a) of the Exchange Act during the Company's fiscal year ended December 31, 1996.

EMPLOYMENT AGREEMENTS

     Richard G. Jung, President and Chief Executive Officer of the Company, entered into an employment agreement with the Company on August 19, 1996 (the "RJ Agreement"). Under the RJ Agreement, Mr. Jung agreed to serve as President and Chief Executive Officer and Director of the Company for a period of one year, commencing on August 19, 1996. Mr. Jung received an annual salary of $200,000, prorated for the 1996 fiscal year. Mr. Jung received options to purchase 300,000 shares of Common Stock at an exercise price of $2.13 which was equal to the fair market value of the Common Stock on the date of grant. Mr. Jung resigned on February 12, 1997.

     Ann T. Mittasch, former President and Chief Executive Officer of the Company, entered into an employment agreement with the Company on January 1, 1996 whereby Ms. Mittasch shall serve as Chairman of the Company (the "Chairman Agreement"). Under the Chairman Agreement, Ms. Mittasch shall serve as Chairman of the Company until December 31, 2000. Ms. Mittasch will receive a base compensation of $250,000 per year for her services as Chairman and an annual bonus not to exceed $50,000 per year. There were no bonuses paid in 1996.

     Randolph J. Mittasch, Secretary of the Company, entered into an employment agreement with the Company on January 1, 1996 (the "RJM Agreement"). Under the RJM Agreement, Mr. Mittasch shall serve as Secretary of the Company for a period of five years, commencing on January 1, 1996 and ending on December 31, 2000, with a base compensation of $90,000 for the 1996 fiscal year. Mr. Mittasch shall receive options to purchase shares of Common Stock at the exercise price of two dollars ($2.00) per share within 120 days following the end of each fiscal year of the Company based upon the Company's net income.

     Pat H. Celli, Chief Financial Officer of the Company, entered into an employment agreement with the Company on January 1, 1996 (the "PHC Agreement"). Under the PHC Agreement, Mr. Celli shall serve as Chief Financial Officer of the Company for a period of five years, commencing on January 1, 1996 and ending on December 31, 2000 with a base compensation of $130,000 for the 1996 fiscal year. Mr. Celli shall receive options to purchase shares of Common Stock at the exercise price of two dollars ($2.00) per share within 120 days following the end of each fiscal year of the Company based upon the Company's net income.

COMPENSATION OF DIRECTORS

None of the Company's directors received a fee for their services as directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Decisions on compensation of the company's executives in the fiscal year of 1996 are generally made by the Compensation Committee in accordance with the General Corporation Law of the State of Delaware. On August 23, 1996 the Board of Directors established a Compensation committee consisting of two non-employee directors, Mr. Pappajohn and Dr. Schaffer. None of such persons has ever been an officer or employee of the Company.

                EXECUTIVE COMPENSATION AND RELATED INFORMATION

ITEM 11.

         The following table contains information with respect to the compensation earned by the Company's former Chief Executive Officer and the one other most highly compensated executive officers of the Company whose compensation exceeded $100,000 for the 1996 fiscal year for services rendered in all capacities to the Company and its subsidiaries, for each of the last three fiscal years. The listed individuals shall be hereafter referred to as the "Named Executive Officers."


                          SUMMARY COMPENSATION TABLE

                                                                                      ANNUAL                    LONG TERM
                                                                                   COMPENSATION            COMPENSATION AWARDS
                                                                             ------------------------      -------------------
                                                                                                          SECURITIES UNDERLYING
                         NAME AND PRINCIPAL POSITION              YEAR       SALARY ($)     BONUS ($)        OPTIONS/SARS (#)
                         ---------------------------              ----       ----------     ---------        ----------------
Richard G. Jung (4)                                               1996         $69,231      $     -0-         300,000
 President and Chief Executive Officer                            1995             -0-            -0-             -0-
                                                                  1994             -0-            -0-             -0-
Ann T. Mittasch (5)                                               1996        $282,737      $     -0-         235,000(1)
 Chairman of the Board                                            1995         227,559            -0-         295,000(1)
                                                                  1994         197,877          7,630             -0-
Pat H. Celli                                                      1996        $128,712      $     -0-         210,000(3)
 Chief Financial Officer, Assistant Secretary & Treasurer         1995         127,300          2,500         170,000(2)
                                                                  1994         107,808          5,750             -0-


------------------

 (1)   All of these shares consist of previously repriced outstanding options.
 (2) 60,000 of these shares consist of previously repriced outstanding options.
 (3) 110,000 of these shares consist of a previously repriced outstanding options.
 (4)   Mr. Jung served as President and Chief Executive Officer from
       August 19, 1996 to February 12, 1997.
 (5) Ms. Mittasch served as President and Chief Executive Officer until August 19, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                       OPTION GRANTS IN LAST FISCAL YEAR

The following table shows, with respect to the Named Executive Officers of the Company, certain information concerning the grant of stock options in fiscal year 1996. No stock appreciation rights were granted to these individuals during fiscal year 1996.



                                                                                                    POTENTIAL REALIZABLE VALUE AT
                                                                                                    ASSUMED ANNUAL RATES OF STOCK
                                                      INDIVIDUAL GRANTS                       PRICE APPRECIATION FOR OPTION TERM (3)

                           NUMBER OF           % OF TOTAL
                          SECURITIES         OPTIONS GRANTED
                          UNDERLYING          TO EMPLOYEES    EXERCISE PRICE    EXPIRATION
NAME                  OPTIONS GRANTED (1)    IN FISCAL YEAR    PER SHARE (2)       DATE          5%($)                   10%($)
----                  -------------------    --------------    -------------       ----         -----                    ------
Richard G. Jung          300,000                 20.60%           $ 2.13           8/19/97     $ 31,950                 $ 63,900
Ann T. Mittasch          175,000(4)              12.02              1.75           2/27/03      124,241                  286,992
Ann T. Mittasch           60,000(4)               4.12              1.75           2/27/03       57,725                  142,260
Pat H. Celli             110,000(4)               7.55              1.75           2/27/03       78,094                  162,269
Pat H. Celli             100,000                  6.87              2.00           2/27/05      114,462                  244,222


------------
(1) Except for Pat Celli's 100,000 which vest over 5 years, the remaining options are immediately exercisable subject to repurchase and all shares are fully vested at the time of grant.

(2)  The exercise price may be paid only in cash.

(3) There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the option term will be at the 5% or 10% assumed annual rates of compounded stock price appreciation or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grant made to the Named Executive Officer.

(4) These shares consisted of repriced options that were previously outstanding.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

The following tables set forth certain information with respect to the Named Executive Officers regarding stock option holdings as of December 31, 1996. No stock appreciation rights were granted to any Named Executive Officer during the 1996 fiscal year.


                                                                                      NUMBER OF                 VALUE OF
                                                                                     SECURITIES                UNEXERCISED
                                                                                     UNDERLYING               IN-THE-MONEY
                                                                                 UNEXERCISED OPTIONS           OPTIONS AT
                                                                               AT FISCAL YEAR-END (#)    FISCAL YEAR-END ($)(3)
                                                                               ----------------------    ----------------------

                           SHARES ACQUIRED ON                                       EXERCISABLE/              EXERCISABLE/
NAME                          EXERCISE (#)        VALUE REALIZED ($)(1)             UNEXERCISABLE             UNEXERCISABLE
----                          ------------        ---------------------             -------------             -------------
Richard G. Jung                -0-                     $-0-                          300,000-(1)                     -0-

Ann T. Mittasch                -0-                      -0-                          282,000-(1)                  $7,050

Pat H. Celli                   -0-                      -0-                          213,000-(2)                   3,300



-------------------

(1) All stock options are immediately exercisable for fully vested shares upon the date of grant.

(2) 113,000 stock options are immediately exercisable and fully vested shares, and 100,000 stock options vest over 5 years with the first 20% vesting in October 1997

(3)  The closing price on December 31, 1996 was $1.78.

                        TEN YEAR STOCK OPTION REPRICING



                                                    NO. OF OPTIONS   MARKET PRICE OF
                                                       THAT WERE     STOCK AT TIME OF
          NAME                 TITLE        DATE       REPRICED         REPRICING
          ----                 -----        ----       --------        ---------
Ann T. Mittasch       Chairperson          3/12/96      235,000         $1.75
Ann T. Mittasch       Chairperson          08/21/95      60,000          3.75
Ann T. Mittasch       Chairperson          10/13/95      60,000          2.75
Ann T. Mittasch       Chairperson          10/13/95     175,000          2.75
Ann T. Mittasch       Chairperson          03/05/93     227,000          2.38
Pat H. Celli          Chief Financial       3/12/96     110,000          1.75
                       Officer, Treasurer
Pat H. Celli          Chief Financial      08/21/95      60,000          3.75
                       Officer, Treasurer
Pat H. Celli          Chief Financial      10/13/95      60,000          2.75
                       Officer, Treasurer
Pat H. Celli          Chief Financial      10/13/95      50,000          2.75
                       Officer, Treasurer
Pat H. Celli          Chief Financial      03/05/93      80,000          2.38
                       Officer, Treasurer
Randolph J. Mittasch  Secretary             3/12/96      95,000          1.75
Randolph J. Mittasch  Secretary            08/21/95      25,000          3.75
Randolph J. Mittasch  Secretary            10/13/95      25,000          2.75
Randolph J. Mittasch  Secretary            10/13/95      50,000          2.75
Randolph J. Mittasch  Secretary            03/05/93      22,500          2.38

[TABLE RESTUBBED FROM ABOVE]

                      EXERCISE PRICE AT                  LENGTH OF ORIGINAL TERM
                          TIME OF         NEW EXERCISE   REMAINING AT DATE OF
          NAME           REPRICING            PRICE       REPRICING OR AMENDMENT
          ----          ---------            -----         ----------------------
Ann T. Mittasch          $2.75              $1.75
Ann T. Mittasch           5.88               3.75        6 years, 6 months
Ann T. Mittasch           3.75               2.75        6 years, 4 months
Ann T. Mittasch           3.75               2.75        6 years, 4 months
Ann T. Mittasch           4.13               2.38        6 years
Pat H. Celli              2.75               1.75

Pat H. Celli              4.75               3.75        6 years, 6 months

Pat H. Celli              3.75               2.75        6 years, 4 months

Pat H. Celli              3.75               2.75        6 years, 4 months

Pat H. Celli              4.13               2.38        6 years

Randolph J. Mittasch      2.75               1.75
Randolph J. Mittasch      6.00               3.75        6 years, 6 months
Randolph J. Mittasch      3.75               2.75        6 years, 4 months
Randolph J. Mittasch      3.75               2.75        6 Yrs. 4 months
Randolph J. Mittasch      4.13               2.38        6 years


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE CARE GROUP, INC.

Date: April 29, 1997                  By:/S/ PAT CELLI
                                         ----------------------------------
                                          Pat Celli
                                          Chief Financial Officer, Treasurer &
                                          Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: April 29, 1997                  /S/ ANN T. MITTASCH
                                      -----------------------------------------
                                       Ann T. Mittasch,
                                       Chairman

Date: April 29, 1997                  /S/ RANDOLPH J. MITTASCH
                                      -----------------------------------------
                                      Randolph J. Mittasch,
                                      Secretary and Director

Date: April 29, 1997                  /S/ JOHN PAPPAJOHN
                                      -----------------------------------------
                                      John Pappajohn, Director

Date: April 29, 1997                  /S/ PAT H. CELLI
                                      -----------------------------------------
                                      Pat H. Celli, Chief Financial Officer,
                                      Treasurer & Director
                                       (Principal Financial and
                                        Accounting Officer)

Date: April 29, 1997                  /S/ DR. DERACE SCHAFFER
                                      -----------------------------------------
                                      Dr. Derace Schaffer
                                      Director