Form 10-Q
period 1997-03-31
CARE GROUP INC
filed 1997-05-15
CIK 847935

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                           ------------------------

                                F O R M 10 - Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                           ------------------------


    For Quarter Ended   March 31, 1997   Commission file number   0-17821
                      ------------------                        -----------

                             The Care Group, Inc.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                                   11-2962027
------------------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

     1 HOLLOW LANE, LAKE SUCCESS, NEW YORK, N.Y.               11042
------------------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   516-869-8383
                                                   ----------------

                                      N/A
------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed from last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X       NO
                                -----        -----

     As of May 6, 1997, the registrant had 13,997,053 shares of common stock, $.001 par value per share, outstanding.

                              Page 1 of 16 pages

                             THE CARE GROUP, INC.

                                      AND

                                 SUBSIDIARIES




                       THREE MONTHS ENDED MARCH 31, 1997



                                    PART I



                             FINANCIAL INFORMATION





















                              Page 2 of 16 pages

                     THE CARE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


(IN THOUSANDS, EXCEPT PER SHARE DATA)                                         MARCH 31,  DECEMBER 31,
-------------------------------------                                           1997        1996
                                                                             (UNAUDITED)  (AUDITED)
                                                                             -----------  ---------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                      $    153    $     24
Marketable securities                                                                13          21
Accounts receivable, net of allowances of $5,382 at
 March 31, 1997 and $5,637 at December 31, 1996                                  12,677      12,163
Inventories                                                                         766         887
Recoverable Income Taxes                                                          1,858       1,875
Prepaid expenses and other current assets                                           305         366
                                                                               --------    --------

  Total Current Assets                                                           15,772      15,336
                                                                               --------    --------

PROPERTY AND EQUIPMENT - at cost                                                  5,596       5,457
LESS - Accumulated depreciation                                                   2,545       2,424
                                                                               --------    --------
          Net property and equipment                                              3,051       3,033
                                                                               --------    --------

INTANGIBLES - Net                                                                12,127      12,249
                                                                               --------    --------
OTHER ASSETS                                                                        193         190
                                                                               --------    --------
TOTAL ASSETS                                                                   $ 31,143    $ 30,808
                                                                               ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                              $  1,511    $  1,546
Accounts payable                                                                  1,498       1,673

Accrued expenses                                                                    406       1,103
Note payable - bank                                                               6,450       5,192
Other short-term debt                                                             1,020         891
                                                                               --------    --------
Total Current Liabilities                                                        10,885      10,405

LONG-TERM DEBT, excluding current portion                                         1,841       1,974
                                                                               --------    --------
TOTAL LIABILITIES                                                                12,726      12,379
                                                                               --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value  per share; 2,000
   shares authorized, no shares issued and outstanding                               --          --
Common Stock, $.001 par value per share; 30,000 shares authorized
   13,038 and 12,638 shares issued and 12,998 and 12,598 shares outstanding,
   at March 31, 1997 and December 31, 1996, respectively                             13          13
Additional Paid-In-Capital                                                       24,380      23,905
Accumulated deficit                                                              (5,835)
                                                                               --------    --------
                                                                                             (5,348)
                                                                                 18,558      18,570
Common Stock held in treasury, at cost - 40 and 40
   shares at March 31, 1997 and December 31, 1996, respectively                    (141)       (141)
                                                                               --------    --------

Total Stockholders' Equity                                                       18,417      18,429
                                                                               --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 31,143    $ 30,808
                                                                               ========    ========


See notes to consolidated financial statements.



                              Page 3 of 16 pages

                     THE CARE GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                   FOR THE THREE MONTHS ENDED
                                            MARCH 31,

(In thousands, except                   1997        1996
per share data)                     (Unaudited)  (Unaudited)
---------------------               -----------  -----------
NET REVENUES                          $  7,376    $  9,235
COST OF REVENUES                         4,240       4,301

GROSS PROFIT                             3,136       4,934

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                  3,411       4,609

OPERATING (LOSS) INCOME                   (275)        325

INTEREST:
  Interest income                            1           3
  Interest expense                        (213)       (161)

   Net Interest Expense                   (212)       (158)

(LOSS) INCOME BEFORE (BENEFIT FROM)
 PROVISION FOR INCOME TAXES               (487)        167

(BENEFIT FROM) PROVISION FOR
 INCOME TAXES                               --         106

NET (LOSS) INCOME                     $   (487)   $     61

NET (LOSS) INCOME PER COMMON AND
 COMMON EQUIVALENT SHARES             $   (.04)   $    .01

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING                            13,072       8,462


See notes to consolidated financial statements.



                              Page 4 of 16 pages

                     THE CARE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)                                          FOR THE THREE MONTHS
--------------                                             ENDED MARCH 31,
                                                           1997         1996
                                                       (UNAUDITED)  (UNAUDITED)
                                                       -----------  -----------
OPERATING ACTIVITIES:
Net income (loss)                                       $  (487)     $    61
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization                              219          294
 Provision for contractual allowances and bad debts        (255)         395

 Deferred income tax expense                                 --           69
 Unrealized loss (gain) on marketable securities              8          (58)
 Loss on sale of marketable securities                       --           60
 Changes in assets and liabilities;
   Marketable securities                                     --          222
   Accounts receivable                                     (259)         152

   Income taxes receivable                                   17           --
   Inventories                                              121         (458)
   Prepaid expenses and other current assets                 61          226
   Other assets                                              (3)          (6)

   Accounts payable and other liabilities                  (175)         365

   Accrued expenses                                        (697)        (405)
  Net purchases of rental equipment                         (97)         (91)
                                                        -------      -------
  Net cash (used in) provided by operating activities    (1,547)         826
                                                        -------      -------

INVESTING ACTIVITIES:
 Disposal of property and equipment                          (4)          --
 Purchases of property and equipment                         --
                                                                        (124)
 Payments for intangible assets acquired                     --          (45)
 Organization costs                                          --          (12)
 Investment in certified home health agency                 (15)         (74)
                                                        -------      -------
 Net cash used in investing activities                      (19)        (255)
                                                        -------      -------

FINANCING ACTIVITIES:
 Proceeds from note payable - bank                        1,258          150
 Repayments of  note payable - bank                          --         (450)
 Repayment of long-term debt                               (133)        (105)
 Proceeds from other short-term debt                        520           --
 Repayment of  other short-term debt                       (425)          --
 Proceeds from issuance of common stock                     475           --
 Purchase of treasury stock                                  --         (118)
                                                        -------      -------
 Net cash provided by (used in) financing activities      1,695         (523)
                                                        -------      -------

 INCREASE IN CASH  AND CASH
    EQUIVALENTS                                             129           48

CASH AND CASH EQUIVALENTS, beginning of year                 24          561
                                                        -------      -------

CASH AND CASH EQUIVALENTS, end of year                  $   153      $   609
                                                        =======      =======

Supplemental disclosure of cash flow information:
  Interest paid                                         $   213      $   161
                                                        =======      =======
  Taxes paid                                            $    --      $   106
                                                        =======      =======

See notes to consolidated financial statements.

                              Page 5 of 16 pages

                     THE CARE GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - GENERAL

         The principal business of The Care Group, Inc. and its wholly-owned subsidiaries (the "Company") is providing home health care, including therapy, to patients with HIV (Human Immunodeficiency Virus) Disease, AIDS (Acquired Immune Deficiency Syndrome), cancer, and other diseases requiring high technology intermittent therapies. In 1994, the Company began selling and renting durable medical equipment through its subsidiary, Advanced Care Associates, Inc. In 1995, the Company began mail order distribution of pharmaceuticals through Mail Order Meds, Inc., a wholly owned subsidiary.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of The Care Group, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(a)  USE OF ESTIMATES

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

(b)  REVENUE RECOGNITION

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

(c)  INCOME TAXES

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

                              Page 6 of 16 pages

(d)  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARES

         Net income per common and common equivalent shares is computed by dividing net income by the weighted average number of common and common stock equivalents outstanding. Common stock equivalents result from dilutive stock options and warrants.

(e)  RECLASSIFICATIONS

         Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

(f)  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial instruments consist primarily of investments in cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable and debt obligations. At March 31, 1997 and December 31, 1996, the fair value of the Company's financial instruments approximated the carrying value.

(g)  CASH AND CASH EQUIVALENTS

         Cash equivalents consist of short-term highly liquid investments which are readily convertible into cash, and have maturities of three months or less.

(h)  ACCOUNTS RECEIVABLE, NET

         Accounts receivable, net, is comprised principally of amounts expected to be collected from insurance companies for services provided.

(i)  INVENTORIES

         Inventories, consisting of supplies, durable medical equipment and pharmaceuticals are stated at the lower of cost (first-in, first-out) or market.

(j)  PROPERTY AND EQUIPMENT

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

(k)  INTANGIBLES

         Intangible assets resulting from acquisitions primarily consist of the excess of the acquisition cost over the fair value of the net assets acquired (goodwill). Goodwill is amortized on a straight-line basis over twenty or forty years. Other intangible assets are amortized over the estimated life of the related asset.


                              Page 7 of 16 pages

(l)  MARKETABLE SECURITIES

         At March 31, 1997 and December 31, 1996, marketable securities consisted of equity securities. The provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), requires a positive intent and ability to hold debt securities to maturity as a precondition for reporting those securities at amortized cost. Securities not meeting the condition are considered either available-for-sale or trading, as defined, and are reported at fair value. Trading securities are reported at fair value with adjustments recorded through the consolidated statements of income. The investments owned by the Company are considered trading securities as they are bought and held principally for the purpose of selling them in the near term to generate a profit on short-term differences in price.

NOTE 3 - NOTE PAYABLE BANK

         As of March 31, 1997, the Company was in default of certain financial convenants contained in the Loan Agreement, dated December 31, 1996 (the "Credit Agreement"), between the Company and Key Bank of New York (the "Lender"). The Lender waived the violation, but such waiver does not currently permit the Company to borrow amounts in excess of the lesser of $6,450,000 or a certain formula, which formula equaled, as of March 31, 1997, $6,530,000.

NOTE 4 - LITIGATION

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

         On March 5, 1997, the Company was served with a lawsuit from an investor. The investor is suing the Company for breach of contract and breach of fiduciary duty. On or about June 19, 1996, the investor purchased 150,000 shares of the Company's common stock at a reduced price and had a right to a demand registration 75 days after June 19, 1996. The Company received a demand registration request on October 18, 1996. The investor, among other things, is suing the Company for not registering the shares in a timely manner. Management intends to vigorously defend such litigation and believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 5 - SUBSEQUENT EVENTS

         On February 14, 1997, the Company entered into a non-binding Letter of Intent to sell its Atlanta, Georgia operations. The Company expects this transaction to be consummated by May, 1997.

         On April 3 and April 7 the Company completed a private placement of 600,000 and 400,000 shares of common stock for a total consideration of $1,250,000, $500,000 of which consisted of notes issued by the Company in January and February 1997 to Equity Dynamics, Inc. The president of Equity Dynamics, Inc., Mr. John Pappajohn, is also a director of the Company. The notes were exchanged for 10 Units (the "Units") of the Company's securities. Each Unit consists of 40,000 shares of common stock and warrants to purchase 40,000 shares of common stock at $2.50 per share.


                              Page 8 of 16 pages

ITEM. 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

         This quarterly Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and in other filings made by the Company with the Securities and Exchange Commission, including without limitation, the factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, under the heading "Certain Factors Affecting Operations and Market Price of Securities." The Company wishes to caution readers not to place undue reliance on any such forward-looking statements which are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made.

         The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1997, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K.

                             RESULTS OF OPERATIONS

         Net revenues for the three months ended March 31, 1997 decreased to $7,376,000 as compared to $9,235,000 for the comparable period last year. The decrease of $1,859,000, or 20 percent was concentrated in Dallas, which accounted for about $1,000,000 of the decrease, and New York which accounted for about $1,400,000 of the decrease, and was primarily attributable to the growth of managed care organizations. Managed care has not only had the effect of reducing the Company's rates on a per therapy basis, but, more importantly, it has changed referral patterns and has made it more difficult to obtain qualified referrals from our physician base. The decrease was partially offset by an increase in net revenues at the Company's other branches.

         Cost of revenues for the three months ended March 31, 1997 as a percentage of net revenues was 57 percent as compared to 47 percent for the same period in 1996. The increase in the cost of revenues as a percentage of net revenues was primarily attributable to the lower volume of sales and the effects of managed care. The managed care business typically has a lower gross margin than fee for service business.

         The Company's selling, general and administrative ("SG&A") costs as a percentage of net revenues for the three months ended March 31, 1997 decreased to 46 percent as compared to 50 percent for the same period in 1996. This decrease is primarily due to the decrease in bad debt expense which was over $700,000 for the three months ended March 31, 1996 and only $125,000 for the equivalent period in 1997. This decrease in bad debt is due to the increase in referrals from managed care organizations who pay negotiated amounts, thereby allowing the Company to collect receivable on a more timely basis. This percentage decrease was partially offset by lower revenues.

         Net loss for the three months ended March 31, 1997 was $487,000 ($.04 per share) as compared with a profit of $61,000 ($.01 per share) for the same period in 1996. The loss was primarily caused by the decrease in revenues and the increase in costs of goods sold as a percentage of net revenues, each of which is discussed above.





                              Page 9 of 16 pages

                       FINANCIAL CONDITION AND LIQUIDITY

         Current assets have increased to $15,772,000 at March 31, 1997 from $15,336,000 at December 31, 1996. The increase of $436,000 in current assets is due to the Company's increase in accounts receivable.

         At March 31, 1997, working capital was $4,887,000 as compared to $4,931,000 at December 31, 1996. The decrease of $44,000 is attributable to the increase in bank and other short-term debt.

         On December 31, 1996, the Company entered into a three-year revolving term credit agreement (the "Credit Agreement") with Key Bank of New York (the "Lender") which provides for borrowing up to $9,000,000, with interest payable at prime plus one percent as of May 1, 1997. Pursuant to the Credit Agreement, the amount the Company may borrow is determined with reference to the following formula (the "Formula"): up to 65 percent of eligible receivables under 120 days old, plus the lesser of $600,000 or 40 percent of all eligible receivables more than 120 days and less then 240 days old, plus the lesser of $200,000 or 30 percent of eligible inventory, as defined in the Credit Agreement. As of March 31, 1997, the Formula equaled approximately $6,530,000 and the outstanding balance of the funds advanced to the Company pursuant to the Credit Agreement, as of such date, was $6,450,000. Accordingly, the Company had minimal additional borrowing availability, as determined by the Formula.

           As of March 31, 1997, the Company was in violation of certain financial covenants (the "Financial Covenants") contained in the Credit Agreement. The Lender has waived the violation, but pursuant to such waiver the Company may not borrow additional amounts in excess of the lesser of $6,450,000 or the Formula. As noted above, even if such waiver permitted the Company to borrow a greater amount under the Credit Agreement, pursuant to the Formula, the Company is only able to borrow a nominal amount.

           On each of January 30, 1997 and February 28, 1997, Equity Dynamics advanced the Company $250,000, for a total of $500,000, in exchange for the Company's notes. The notes issued in January and February, 1997 were exchanged on April 3, 1997 for 10 units (the "Units") of the Company's securities (the "Exchange"). Each Unit consists of 40,000 shares of common stock and warrants to purchase 40,000 shares of common stock at $2.50 per share. On March 18, 1997, the Company consummated a private placement of an additional 10 Units and received net proceeds of $500,000. On April 3, 1997, the Company consummated a private placement of an additional 15 units and received $750,000. The Company anticipates consummating the private placement for up to an additional 5 Units on May 31, 1997 (in addition to the Exchange) and expects to receive net proceeds of up to $250,000. Although there can be no assurance that the Company will be able to consummate the placement of the 5 Units by such date, if ever.

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


                              Page 10 of 16 pages

           On February 14, 1997, the Company entered into a non-binding letter of intent to sell its Georgia branch for $1.6 million, which sale is currently expected to be consummated in May, 1997. There can be no assurance, however, that the Company will be able to successfully negotiate a definitive agreement, or, if an agreement is negotiated, that it will provide for $1.6 million in proceeds to the Company or that it will be consummated in May 1997, if ever. In addition, the Company is actively seeking a buyer for its California branch. Even if a buyer is found, the Company does not expect to derive significant proceeds from such sale. If the Company is unable to find a buyer shortly, it may cease its operations in California, which have been generating operating losses. The Company expects that the disposition of these two facilities will enhance the net operating results of the Company.

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

           The Company believes that the combination of the following items will enable it to satisfy its debt and cash flow requirements in the immediate future:

         o The Company believes there are alternative sources for financing its working capital if it is unable to obtain additional waivers and amendments to its financial covenants as necessary during 1997 from its bank, but the Company believes that it will receive the necessary waivers and amendments to its financial covenants from its bank in 1997.

         o The Company has raised an additional $1,750,000 since December 31, 1996 and has a commitment for an additional $250,000 to close by May 31, 1997.

         o The Company's plan to sell its Atlanta and Los Angeles branches will help improve operating results and positively contribute to cash flow.

         o The Company expects a tax refund of approximately $1,900,000 attributable to the carryback of its 1996 loss to the tax years 1995, 1994 and 1993.

         o The results of operations anticipated for 1997 should provide excess cash flow.



                              Page 11 of 16 pages

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On March 5, 1997, the Company was served with a complaint from an investor alleging breach of contract and breach of fiduciary duty. On or about June 19, 1996, the investor purchased 150,000 shares of the Company's common stock at a reduced price and had a right to a demand registration 75 days after June 19, 1996. The Company received a demand registration request on October 18, 1996. The investor, among other things, is suing the Company for not registering the shares in a timely manner. Management intends to vigorously defend such litigation and believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

         The Company is a party to other litigation arising in the normal course of its operations. It is the opinion of management of the Company that it has meritorious defenses against all outstanding claims and that the outcome of such litigation will not have a significant adverse effect on the Company's financial position or results of operations. Further, management intends to vigorously defend all such litigations.

ITEM 2. CHANGE IN SECURITIES

         N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         As of March 31, 1997, the Company was in violation of the Financial Covenants contained in the Credit Agreement. The Lender has waived the violation, but pursuant to such waiver the Company may not borrow additional amounts in excess of the lesser of $6,450,000 or the Formula.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         N/A

ITEM 5. OTHER INFORMATION

         On February 2, 1997, Mr. Richard G. Jung resigned from his position as President and Chief Executive Officer of the Company. An Executive Committee of the Board of Directors of the Company was established to assume the responsibility of the office of the President and Chief Executive Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. EXHIBITS

              (3) (i) Certificate of Incorporation of Registrant, as amended (m)

                  (ii)     Bylaws of Registrant (a)

              (4) (i)      Form of Specimen Stock Certificate (a)


                              Page 12 of 16 pages

                  (ii)     Form of Underwriter's Warrant Certificate (b)

                  (iii)    Form of Stock Purchase Warrant Certificate (o)

                  (iv) Subscription Agreement dated as of August 14, 1996 between the Company and the Subscriber (o)

                  (v) Subscription Agreement dated as of June 19, 1996 between the Company and the Subscriber (m)

                  (vi)     Form of Unit Purchase Options (m)

                  (vii) Subscription Agreement, dated March 14, 1997 between the Company and the Subscriber (s)

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

                  (ix) Lease dated July 3, 1997 by and between Registrant and Brown Realty Company (r)

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

                              Page 13 of 16 pages

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

                  (xxiii) Lease dated November 25, 1995 by and between Newark Partners II and The Care Group of Georgia, Inc. (m)

                  (xxiv) Employment Agreement, dated January 1, 1996, between the Company and Pat H. Celli (m)

                  (xxv) Employment Agreement, dated January 1, 1996, between the Company and Randolph J. Mittasch (m)

                  (xxvi) Employment Agreement, dated August 14, 1996, between the Company and Rick Jung (r)

                  (xxvii) Settlement agreement dated as of June 5, 1996, between the Company and Advance Care Associates, Inc., Robert Wolk and Hamet Wolk Robert Miller and Ame Miller, and the United States of America (m).

                  (xxviii) Security agreement, dated as of June 5, 1996,
                           between the Company and the United States of America

                  (xxix) Guaranty made by The Care Group. Inc. relating to the settlement agreement ( r)

                  (xxx) Agency Agreement, dated as of August 14 1996, between the Company and Royce Investment Group, Inc. (o)

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

                              Page 14 of 16 pages

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

m) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1996, which exhibit is incorporated herein by reference.

o) Filed as an exhibit to the Registrant's report on Form 8-K, dated August 14, 1996, which exhibit is incorporated herein by reference.

p) Filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A for the 1996 Annual Meeting of Stockholders held on October 4, 1996, which appendix is incorporated herein by reference.

q) Filed as an exhibit to the Registrant's report on Form 8-K, dated December 31, 1996, which exhibit is incorporated herein by reference.

r) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, which is incorporated herein by reference.

s)       Filed as an exhibit to this Quarterly Report on Form 10-Q.



                              Page 15 of 16 pages

                                  SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           The Care Group, Inc.
                                           --------------------
                                           (Registrant)


Dated:  May 13, 1997

                                            /s/ Pat H. Celli
                                            ----------------------------------
                                            Pat  H. Celli
                                            Chief Financial Officer
                                            (Principal Financial Officer)
                                            and Duly Authorized Signatory











                              Page 16 of 16 pages