Form 10-Q
period 1997-06-30
CARE GROUP INC
filed 1997-08-14
CIK 847935

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -------------------------
                                 F O R M 10 - Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   ------------------------------------------

        For Quarter Ended June 30, 1997 Commission file number 0-17821

                        The Care Group, Inc.
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                        DELAWARE                         1-2962027
                        --------                         ---------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              Identification No.)


               1 HOLLOW LANE, LAKE SUCCESS, NEW YORK, N.Y. 11042
----------------------------------------------------------------------------
         (Address of principal executive offices)                  (Zip Code)

         Registrant's telephone number, including area code 516-869-8383


                                      N/A
-----------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed from last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     YES [X] NO [ ]

         As of August 5, 1997, the registrant had 14,197,053 shares of common stock, $.001 par value per share, outstanding.

                               Page 1 of 16 pages

                     THE CARE GROUP, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS



         PAGE
         ----

           3-7      Financial Information

           8-10     Notes to Consolidated Financial Statements

          11-13 Management's Discussion and Analysis of Financial Condition and Results of Operations

          14-15     Other Information

          16        Signature

























                               Page 2 of 16 pages

                              THE CARE GROUP, INC.
                                      AND
                                  SUBSIDIARIES

                THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997


                                     PART I

                             FINANCIAL INFORMATION




















                               Page 3 of 16 pages

                     THE CARE GROUP, INC. AND SUBSIDIARIES
                     CONDENSEDCONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------                                               JUNE 30,   DECEMBER 31,
                                                                                     1997          1996
                                                                                   (UNAUDITED)   (AUDITED)
                                                                                   -----------   ---------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                            $     55    $     24
Marketable securities                                                                      15          21
Accounts receivable, net of allowances
  of $4,791 at June 30, 1997 and $5,637 at
  December 31, 1996                                                                    12,166      12,163
Inventories                                                                               844         887
Recoverable income taxes                                                                1,901       1,875
Prepaid expenses and other current assets                                                 264         366
                                                                                     --------    --------

Total Current Assets                                                                   15,245      15,336
                                                                                     --------    --------

PROPERTY AND EQUIPMENT - at cost                                                        5,608       5,457
LESS - Accumulated depreciation                                                         2,794       2,424
                                                                                     --------    --------
  Net property and equipment                                                            2,814       3,033
                                                                                     --------    --------

INTANGIBLES - Net                                                                      11,918      12,249
                                                                                     --------    --------

OTHER ASSETS                                                                              234         190
                                                                                     --------    --------

TOTAL ASSETS                                                                         $ 30,211    $ 30,808
                                                                                     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                                    $  1,133    $  1,546
Accounts payable                                                                          868       1,673
Accrued expenses                                                                          451       1,103
Other short-term debt                                                                     404         891
Note payable to bank                                                                     --         5,192
                                                                                     --------    --------
   Total Current Liabilities                                                            2,856      10,405


NOTE PAYABLE TO BANK                                                                    5,513        --
LONG-TERM DEBT, excluding current portion                                               1,920       1,974
                                                                                     --------    --------
TOTAL LIABILITIES                                                                      10,289      12,379
                                                                                     --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value  per share; 2,000
   shares authorized;  no shares issued and outstanding                                  --          --
Common Stock, $.001 par value per share; 50,000 shares authorized; 14,197 and 12,998 shares issued and outstanding at June 30, 1997 and December 31,
  1996, respectively                                                                       14          13
Additional Paid-In-Capital                                                             25,861      23,905
Accumulated Deficit                                                                    (5,812)     (5,348)
                                                                                     --------    --------

                                                                                       20,063      18,570
Common Stock held in treasury, at cost - (40
   shares at June 30, 1997 and December 31, 1996)                                        (141)       (141)
                                                                                     --------    --------
   Total Stockholders' Equity                                                          19,922      18,429
                                                                                     --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 30,211    $ 30,808
                                                                                     ========    ========

See notes to condensed consolidated financial statements.

                               Page 4 of 16 pages

                     THE CARE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    FOR THE SIX MONTHS ENDED
                                                             JUNE 30,
(In thousands, except per share data)                  1997           1996
                                                    (Unaudited)    (Unaudited)
                                                     ----------     ----------

Net revenues                                            $ 14,013    $ 17,929
Cost of revenues                                           7,705       9,782
                                                        --------    --------
     Gross Profit                                          6,308       8,147
                                                        --------    --------
Operating expenses:
     Selling, general and administrative expenses          6,300       7,688
     Provision for doubtful accounts                       1,098       5,710

     Write-off of intangible and certain other assets       --         2,975
                                                        --------    --------
       Total operating expenses                            7,398      16,373
                                                        --------    --------
       Operating loss                                     (1,090)     (8,226)

Other income (expense):
   Gain on sale of Atlanta office                          1,006        --
   Interest income                                             1           7
   Interest expense                                         (381)       (332)
                                                        --------    --------
   Total other income and (expense)                          626        (325)

Loss before benefit from income taxes                       (464)     (8,551)
Benefit from income taxes                                   --        (2,797)
                                                        --------    --------
Net loss                                                $   (464)   $ (5,754)
                                                        ========    ========
Net loss per common and common
   equivalent shares                                    $   (.03)   $   (.68)
                                                        ========    ========
Weighted average common and
   common equivalent shares outstanding                   13,344       8,463
                                                        ========    ========




See notes to the condensed consolidated financial statements.








                               Page 5 of 16 pages

                     THE CARE GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                             FOR THE THREE MONTHS
                                                                                 ENDED JUNE 30,

                                                                           1997                      1996
(In thousands, except per share data)                                   (Unaudited)               (Unaudited)
                                                                      -------------               -------------
Net revenues                                                          $      6,637                $       8,694
Cost of revenues                                                             3,465                        5,481
                                                                      ------------                -------------
     Gross profit                                                            3,172                        3,213
                                                                      ------------                -------------
Operating expenses:
   Selling, general and administrative expenses                              3,012                        3,694
    Provision for doubtful accounts                                            975                        5,095
    Write-off of intangible and certain other assets                             -                        2,975
                                                                      --------------              -------------
        Total operating expenses                                             3,987                       11,764
                                                                      ------------                -------------

        Operating loss                                                        (815)                      (8,551)

Other income (expense):
   Gain on sale of Atlanta Office                                            1,006                            -
   Interest income                                                               -                            4
   Interest expense                                                           (168)                        (171)
                                                                     --------------              ---------------
   Total other income and expense                                              838                         (167)

Income (loss) before benefit from income taxes                                  23                       (8,718)
Benefit from income taxes                                                        -                       (2,903)
                                                                      ---------------             --------------
Net income (loss)                                                     $         23                $      (5,815)
                                                                      ==============              ==============
Net income (loss) per common and
   common equivalent shares                                           $          -               $         (.70)
                                                                      ==============              ===============
Weighted average common and
   common equivalent shares outstanding                                     14,008                        8,311
                                                                      ============                =============




See notes to the condensed consolidated financial statements.









                               Page 6 of 16 pages

                     THE CARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSEDCONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------------
(IN THOUSANDS)                                              1997        1996
--------------                                          (UNAUDITED)  (UNAUDITED)

OPERATING ACTIVITIES:
Net loss                                                   $  (464)   $(5,754)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
 Depreciation and amortization                                 510      1,015
 Provision for contractual allowances and bad debts            252      6,969

 Provision for obsolete inventory and equipment               --          559
 Write-off of intangible and certain other assets             --        2,654
 Deferred income tax benefit                                  --          (62)
 Unrealized loss (gain) on marketable securities                 6        (36)
 Loss on sale of marketable securities                        --           38

 Changes in assets and liabilities;
   Marketable securities                                      --          469
   Accounts receivable                                        (255)    (2,898)
   Inventories                                                  (7)       219

   Recoverable income taxes                                    (26)    (2,999)
   Prepaid expenses and other current assets                    98        207

   Other assets                                                (44)       (35)

   Accounts payable                                           (805)       786
   Accrued expenses                                           (652)      (260)

 Net purchases of rental equipment                            (250)      (446)
                                                           -------    -------
 Net cash (used in) provided by operating activities        (1,637)       426
                                                           -------    -------

INVESTING ACTIVITIES:
Purchases of property and equipment                            (10)      (217)
Payments for intangible assets acquired                       --         (112)
Organization costs                                             (23)       (84)
Sale of Assets                                                 377       --
                                                           -------    -------
Net cash provided by (used in) investing activities            344       (413)
                                                           -------    -------

FINANCING ACTIVITIES:
 Proceeds from bank loan                                     1,258        150
 Repayments on bank loan                                      (937)      (450)
 Proceeds from other short-term debt                           527       --
 Repayment of other short-term debt                         (1,072)      --
 Proceeds from long-term debt                                 --        1,008
 Repayment of long-term debt                                  (409)      (763)
 Proceeds from issuance of common stock                      1,957       --
 Purchases of treasury stock                                  --       (1,119)
 Sale of treasury stock                                       --          600
                                                           -------    -------
     Net cash provided by (used in) financing activities     1,324       (574)
                                                           -------    -------

INCREASE (DECREASE) IN CASH  AND CASH
    EQUIVALENTS                                                 31       (561)

CASH AND CASH EQUIVALENTS, beginning of period                  24        561
                                                           -------    -------

CASH AND CASH EQUIVALENTS, end of period                   $    55    $  --
                                                           =======    =======

Supplemental disclosure of cash flow information:
  Interest Paid                                            $   372    $   315
                                                           =======    =======
  Taxes Paid                                               $    38    $   157
                                                           =======    =======



See notes to condensed consolidated financial statements.

                               Page 7 of 16 pages

                     THE CARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The principal business of The Care Group, Inc. and its wholly-owned subsidiaries (the "Company") is providing home health care, including infusion, respiratory and other therapies, to patients with HIV (Human Immunodeficiency Virus) Disease, AIDS (Acquired Immune Deficiency Syndrome), cancer, and other diseases requiring high technology intermittent therapies. The Company engages in mail order distribution of pharmaceuticals through Mail Order Meds, Inc., a wholly owned subsidiary.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of The Care Group, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K.

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

                               Page 8 of 16 pages

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

(F)   FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist primarily of investments in cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable and debt obligations. At June 30, 1997 and December 31, 1996, the fair value of the Company's financial instruments approximated the carrying value.

(G)   CASH AND CASH EQUIVALENTS

Cash equivalents consist of short-term highly liquid investments which are readily convertible into cash, and have maturities of three months or less.

(H)  MARKETABLE SECURITIES

At June 30, 1997 and December 31, 1996, marketable securities consisted of equity securities. The provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), requires a positive intent and ability to hold debt securities to maturity as a precondition for reporting those securities at amortized cost. Securities not meeting the condition are considered either available-for-sale or trading, as defined, and are reported at fair value. Trading securities are reported at fair value with adjustments recorded through the consolidated statements of income. The investments owned by the Company are considered trading securities as they are bought and held principally for the purpose of selling them in the near term to generate a profit on short-term differences in price.

(I)   ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, is comprised principally of amounts expected to be collected from insurance companies for services provided.

 (J) INVENTORIES

Inventories, consisting of supplies, durable medical equipment and pharmaceuticals are stated at the lower of cost (first-in, first-out) or market.

(K)  PROPERTY AND EQUIPMENT

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

                               Page 9 of 16 pages

(L)  INTANGIBLES

Intangible assets resulting from acquisitions primarily consist of the excess of the acquisition cost over the fair value of the net assets acquired (goodwill). Goodwill is amortized on a straight-line basis over twenty or forty years. Other intangible assets are amortized over the estimated life of the related asset.

NOTE 3 - NOTE PAYABLE BANK

As of June 30, 1997, the Company was in default of certain financial convenants contained in the Loan Agreement, dated December 31, 1996 (the "Credit Agreement"), between the Company and Key Bank of New York (the "Lender"). The Lender waived the violation, but such waiver did not permit the Company to borrow amounts in excess of the lesser of $6,450,000 or a certain formula, which equaled $6,153,000 as of June 30, 1997. On July 31, 1997, the Company terminated the Credit Agreement and entered into a new three (3) year revolving credit agreement with Healthcare Financial Partners, Inc. (See Note 6 - Subsequent Event).

NOTE 4 - LITIGATION

On March 5, 1997, the Company was served with a complaint from an investor alleging breach of contract and breach of fiduciary duty. On or about June 19, 1996, the investor purchased 150,000 shares of the Company's common stock and had a right to a demand registration 75 days after June 19, 1996. The Company received a demand registration request on October 18, 1996. The investor, among other things, is suing the Company for not registering the shares in a timely manner. Management intends to vigorously defend such litigation and believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

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

NOTE 5 - SALE OF ATLANTA, GEORGIA OPERATION

On May 23, 1997, the Company sold certain assets of its Atlanta, Georgia office including all licenses relating to its operations in Atlanta, Georgia. As a result, the Company has discontinued all its operations in Atlanta, Georgia as of June 30, 1997. The proceeds of the sale were approximately $1,585,000. The carrying value of the assets sold was $377,000. In addition, the broker and legal fees related to the sale amounted to approximately $202,000. The operating losses of the Georgia operations for the three and six-month periods ended June 30, 1997 were $646,000 and $309,000 and are included in operating expenses for the quarter and the six month period.

NOTE 6 - SUBSEQUENT EVENT

On July 24, 1997, the Company entered into a three (3) year revolving term credit agreement (the "New Credit Agreement") with HealthCare Financial Partners, Inc. ("HCFP") and terminated the Credit Agreement with Key Bank of New York. The New Credit Agreement provides for borrowings of up to $10 million. The borrowing base is equal to the lesser of $10 million or 80 percent of eligible accounts receivable and other assets which as of July 31, 1997, would equate to $6.9 million. Interest is computed at prime (8.50% at July 24, 1997) plus 2 percent. The New Credit Agreement is secured by certain assets of the Company. Pursuant to the terms of the New Credit Agreement, the Company is required to pay a monthly loan management fee.

On July 11, 1997, the Company converted a balloon note that was due on July 18, 1997 into a $575,000 three year term note with interest payable at 8 percent per annum. The balloon note represented the final payment for an acquisition the Company made in 1994.
                              Page 10 of 16 pages

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 1997, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K.

                             RESULTS OF OPERATIONS
                       FOR SIX MONTHS ENDED JUNE 30, 1997

Net revenues from operations for the six months ended June 30, 1997 decreased to $14,013,000 as compared to $17,929,000 for the comparable period last year. The decrease of $3,916,000 or 22 percent is attributable to the decrease in net revenues in our Dallas and New York offices which accounted for about $2,288,000 and $3,007,000 of the decrease, respectively. These decreases were partially offset by an increase in net revenues in our Houston office and our Mail Order Meds operation.

Cost of Revenues for the six months ended June 30, 1997 was 55%. This is a 6% increase over the adjusted prior year cost of revenues of 49%. The increase is due to the continued pricing pressure from managed care entities.

The Company's selling, general and administrative ("SG&A") costs as a percentage of net revenues for the six months ended June 30, 1997 increased to 45 percent as compared to 43 percent for the same period in 1996. This increase is primarily due to the decrease in revenues coupled with a smaller decrease in SG&A costs. SG&A expenses of $859,000 related to the discontinued operations in Georgia were incurred during this period.

The Company realized a $1,006,000 net gain from the sale of our Atlanta operations. The gross sales price was $1,585,000. The broker and legal fees related to this sale amounted to approximately $202,000, and the assets carrying value was $377,000.

The net loss for the six months ended June 30, 1997 was $464,000 ($(.03) per share) as compared with a net loss of $5,754,000 ($(.68) per share) for the same period in 1996. Last year, the Company recorded a write-off of accounts receivable, goodwill and other intangibles of $6,045,000, net of a tax benefit.











                              Page 11 of 16 pages

                             RESULTS OF OPERATIONS
                      FOR THREE MONTHS ENDED JUNE 30, 1997

Net revenues for the three months ended June 30, 1997 decreased to $6,637,000 as compared to $8,694,000 for the comparable period last year. The decrease of $2,057,000 or 24 percent is attributable to the decrease in net revenues in our Dallas and New York offices which accounted for about $822,000 and $1,507,000 of the decrease, respectively, and the decrease in net revenues in our Atlanta office which was sold in May 1997. The decrease was partially offset by an increase in net revenues in our Houston office and Mail Order Meds operations.

Cost of revenues for the three months ended June 30, 1997 as a percentage of net revenues was 52 percent as compared to 63 percent for the same period in 1996. The decrease in cost of revenue is due primarily to the write-off of obsolete inventory in June of 1996 in the amount of $559,000 and adjustments and write-offs of sales which reduced net revenues by $1,000,000.

The Company's selling, general and administrative ("SG&A") costs as a percentage of net revenues for the three months ended June 30, 1997 increased to 45 percent as compared to 42 percent for the same period in 1996. This increase is due to the decrease in revenues coupled with no comparable decrease in SG&A costs.

The Company realized a $1,006,000 net gain from the sale of our Atlanta, Georgia operations. The gross sales price was $1,585,000. The broker and legal fee related to this sale amounted to approximately $202,000. The carrying value of assets sold was at $377,000. Our Atlanta operation showed an operating loss for the quarter of $646,000.

The net profit for the three months ended June 30, 1997 was $23,000 ($0.00 per share) as compared with a net loss of $5,815,000 ($(.70) per share) for the same period in 1996. Last year, the Company recorded a write-off of accounts receivable, goodwill and other intangibles of $6,045,000, net of a tax benefit.

















                              Page 12 of 16 pages

                       FINANCIAL CONDITION AND LIQUIDITY

Current assets have decreased to $15,245,000 at June 30, 1997 from $15,336,000 at December 31, 1996. The decrease of $91,000 in current assets is due primarily to the decrease in prepaid expenses and other current assets.

At June 30, 1997, working capital was $12,389,000 as compared to $4,931,000 at December 31, 1996. The increase of $7,458,000 is due to the reclassification of a bank loan from current to long-term debt due to the New Credit Agreement
(see Note 3 and Note 6), the decrease in accounts payable of $805,000, decrease in accrued expenses of $652,000 and the decrease in short-term debt of $487,000.

On May 23, 1997, the Company sold its Georgia branch for approximately $1.6 million. The Georgia branch generated losses of $646,000 during the second quarter of 1997. The proceeds from the sale of the Georgia branch were used to repay debt. In addition, the Company is entering into a management agreement for its California branch pursuant to which a third party will manage the branch and will retain any profits or losses form such branch. The Management Agreement will also provide that the third party will be able to purchase the branch for nominal consideration. During the second quarter of 1997, the California branch generated losses of $58,000.

The Company received a tax refund with respect to its 1996 loss, for fiscal years 1995, 1994 and 1993, in the amount of $2.0 million on August 8, 1997 agreed to bank transaction report.

On July 24, 1997, the Company entered into a three (3) year revolving term credit agreement with HealthCare Financial Partners, Inc. and terminated the Credit Agreement with Key Bank of New York, the former Lender. The New Credit Agreement (the "New Credit Agreement") provides for borrowing of up to $10 million. The borrowing base is equal to the lesser of $10 million or 80 percent of eligible accounts receivable and other assets. Interest is computed at prime (8.50% at July 24, 1997) plus 2 percent. Pursuant to such formula, the Company may borrow a maximum of approximately $5.1 million, of which the Company has already borrowed approximately $4.3 million. The New Credit Agreement is secured by certain assets of the Company. Pursuant to the terms of the New Credit Agreement, the Company is required to pay a monthly loan management fee.

On July 11, 1997, the Company converted a balloon note that was due on July 18, 1997 into a $575,000 three year term note with interest payable at 8 percent per annum. The balloon note represented the final payment of an acquisition the Company made in 1994.

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

Although all of the Company's revenues are currently being used to fund its operations, the Company believes that the combination of the following items could enable it to satisfy its debt and cash flow requirements in the immediate future:

      o The Company has entered into a new credit agreement with HealthCare Financial Partners, Inc.
      o The Company has raised an additional $2,000,000 through the issuance of stock since December 31, 1996.
      o On August 8, 1997, the Company received a tax refund of approximately $2,000,000 attributable to the carryback of its 1996 loss to the tax years 1995, 1994 and 1993.
      o The results of operations for the remainder of 1997 are anticipated to provide ample cash flow for operations.



                              Page 13 of 16 pages

                                    PART II
                               OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

On March 5, 1997, the Company was served with a complaint from an investor alleging breach of contract and breach of fiduciary duty. On or about June 19, 1996, the investor purchased 150,000 shares of the Company's common stock and had a right to a demand registration 75 days after June 19, 1996. The Company received a demand registration request on October 18, 1996. The investor, among other things, is suing the Company for not registering the shares in a timely manner. Management intends to vigorously defend such litigation and believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 2.   CHANGE IN SECURITIES

              N/A

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

As of June 30, 1997, the Company was in violation of certain financial covenants contained in the credit agreement with Key Bank of New York, which violations were waived. The Company, however was unable to borrow additional funds. On July 31, 1997, the Company entered into a new credit agreement with HealthCare Financial Partners, Inc. and terminated the Credit Agreement with Key Bank of New York.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1997 Annual Meeting of the Stockholders of the Registrant was held on June 25, 1997 for the purpose of (i) electing one Class III director of the Registrant for a period of three years, (ii) ratifying the selection of Deloitte & Touche LLP as independent public accountants for the Registrant for the fiscal year ending December 31, 1997, (iii) approving the amendment to the Registrant's Certificate of Incorporation to increase the total number of authorized shares of Common Stock from 30,000,000 to 50,000,000.

ELECTION OF DIRECTOR. With respect to the election of director, the nominee was elected according to the following votes:

                                  For                   Votes Against
                               ---------                -------------
Derace Lan Schaffer MD         9,570,849                    239,389

RATIFICATION OF AUDITORS. The ratification of the selection of Deloitte & Touche LLP as independent public accountants for the Registrant for the fiscal year ending December 31, 1997 was ratified according to the following votes:

            For                   Against                 Abstentions
         ---------                -------                 -----------
         9,694,480                 83,248                    32,510



                              Page 14 of 16 pages

AMENDMENT TO THE CERTIFICATE OF INCORPORATION. The proposal to amend the Registrant's Certificate of Incorporation to increase the total number of authorized shares of Common Stock from 30,000,000 to 50,000,000 was ratified according to the following votes:

     For            Against           Abstentions               Non-Votes
  ---------         -------           -----------               ---------
  9,240,835         460,242              109,161                4,186,815

ITEM 5.   OTHER INFORMATION

              None

ITEM 6.   EXHIBITS AND REPORTS ON FROM 8-K

              a.  EXHIBITS

             (10) (i) Asset Purchase Agreement, dated May 14, 1997, by and among CareSouth Home Services, Inc., The Care Group, Inc., Careline of Georgia, Inc. and The Care Group of Georgia, Inc.(a)

---------------------
a) Filed as an exhibit to the registrants current report on Form 8-K dated May 23, 1997. Exhibit is incorporated herein by reference and Current Report.

              b.  REPORTS ON FORM 8-K

                 The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 1997. Form 8-K, dated May 23, 1997, was filed with the Securities and Exchange Commission on June 1, 1997.





                              Page 15 of 16 pages

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           The Care Group, Inc.
                                           (Registrant)



Dated:  August 12, 1997

                                           /s/ Pat H. Celli
                                           -----------------------------
                                           Pat  H. Celli
                                           Chief Financial Officer
                                           (Principal Financial Officer) &
                                           duly Authorized Signatory
























                              Page 16 of 16 pages