Form 10-Q
period 1997-09-30
CARE GROUP INC
filed 1997-11-14
CIK 847935

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               -----------------

      For Quarter Ended September 30, 1997 Commission file number 0-17821

                              THE CARE GROUP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     11-2962027
(State of other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

  257 PARK AVENUE SOUTH, NEW YORK, NEW YORK                10010
-------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    212-614-9220
                                                     --------------

                 ONE HOLLOW LANE, LAKE SUCCESS, NEW YORK 11042
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed from last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

         As of November 3, 1997, the registrant had 14,197,053 shares of common stock, $.001 par value per share, outstanding.

                               PAGE 1 OF 15 PAGES

                     THE CARE GROUP, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS



            PAGE
            ----

             3-7     FINANCIAL INFORMATION

            8-10     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           11-13 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              14     OTHER INFORMATION

              15     SIGNATURE PAGE



                               PAGE 2 OF 15 PAGES

                     THE CARE GROUP, INC. AND SUBSIDIARIES

              THREE MONTHS & NINE MONTHS ENDED SEPTEMBER 30, 1997


                         PART I - FINANCIAL INFORMATION



























                               PAGE 3 OF 15 PAGES

                     THE CARE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


(IN THOUSANDS, EXCEPT PER SHARE DATA)              SEPTEMBER 30,   DECEMBER 31,
                                                       1997            1996
                                                    (UNAUDITED)     (AUDITED)
                                                    -----------     ---------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                             $     92       $     24
Marketable securities                                       14             21
Accounts receivable, net of allowances
  of $5,682 at September 30, 1997 and
  $5,637 at December 31, 1996                           10,920         12,163
Inventories                                                774            887
Recoverable income taxes                                    --          1,875
Prepaid expenses and other current assets                  355            366
                                                      --------       --------
Total Current Assets                                    12,155         15,336
                                                      --------       --------
PROPERTY AND EQUIPMENT - at cost                         5,650          5,457
LESS - Accumulated depreciation                          2,958          2,424
                                                      --------       --------
  Net property and equipment                             2,692          3,033
                                                      --------       --------
INTANGIBLES - Net                                       11,823         12,249
                                                      --------       --------
OTHER ASSETS                                               293            190
                                                      --------       --------
TOTAL ASSETS                                          $ 26,963       $ 30,808
                                                      ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                     $  1,005       $  1,546
Accounts payable                                         1,264          1,673

Accrued expenses                                           451          1,103
Income taxes payable                                       611             --
Other short-term debt                                      394            891
Note payable to bank                                        --          5,192
                                                      --------       --------
  Total Current Liabilities                              3,725         10,405

NOTE PAYABLE TO BANK                                     5,297             --
MINORITY INTEREST                                           50             --
LONG-TERM DEBT, excluding current portion                1,863          1,974
                                                      --------       --------
TOTAL LIABILITIES                                       10,935         12,379
                                                      --------       --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value
   per share, 1,000 shares authorized;
   no shares issued and outstanding                                        --
Common stock, $.001 par value per share,
 20,000 shares authorized; 14,197 shares
 and 12,998 shares issued and outstanding
 at September 30, 1997 at December 31, 1996,
 respectively                                               14             13
Additional paid-in capital                              25,815         23,905
Accumulated deficit                                     (9,660)        (5,348)
                                                      --------       --------
                                                        16,169         18,570
Common stock held in treasury, at cost -
  (40 and 40 shares at September 30, 1997
  and December 31, 1996, respectively)                    (141)          (141)
                                                      --------       --------
   Total Stockholders' Equity                           16,078         18,429
                                                      --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 26,963       $ 30,808
                                                      ========       ========

                See notes to consolidated financial statements.

                               PAGE 4 OF 15 PAGES

                     THE CARE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,

                                                  1997             1996
(In thousands, except per share data)          (Unaudited)     (Unaudited)
                                               -----------     -----------
Net revenues                                    $ 20,836        $ 27,478
Cost of revenues                                  11,671          14,371
                                                --------        --------
   Gross Profit                                    9,165          13,107

Operating expenses:
   Selling, general and administrative
     expenses                                      9,804          11,213
   Provision for doubtful accounts                 3,544           7,207
   Write-off of intangible and certain
     other assets                                   --             2,975
                                                --------        --------
     Total operating expenses                     13,348          21,395
                                                --------        --------
Operating loss                                    (4,183)         (8,288)

Other income (expense):
   Gain on sale of Atlanta                         1,006            --
   Net interest expense                             (641)           (525)
                                                --------        --------
   Total other income (expense)                      365            (525)
                                                --------        --------

Loss before provision
  (benefit) for income taxes                      (3,818)         (8,813)

Provision (benefit)
  for income taxes                                   494          (2,797)
                                                --------        --------
Net loss                                        $ (4,312)       $ (6,016)
                                                ========        ========

 Net  loss per common share                     $   (.32)       $   (.69)
                                                ========        ========

 Weighted average common share                    13,631           8,702
                                                ========        ========

                 See notes to Consolidated Financial Statement

                               PAGE 5 OF 15 PAGES

                     THE CARE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 FOR THE THREE MONTHS ENDED
                                                        SEPTEMBER 30,

                                                  1997                 1996
(In thousands, except per share data)          (Unaudited)         (Unaudited)
                                               -----------         -----------
Net revenues                                    $  6,823            $  9,549
Cost of revenues                                   3,966               4,589
                                                --------            --------
   Gross profit                                    2,857               4,960

Operating expenses:
   Selling, general and administrative
     expenses                                      3,504               3,525
   Provision for doubtful accounts                 2,446               1,497
                                                --------            --------
     Total operating expenses                      5,950               5,022
                                                --------            --------
Operating loss                                    (3,093)                (62)

Net interest expense                                (261)               (200)
                                                --------            --------
  Loss before provision for  income taxes         (3,354)               (262)

  Provision for income taxes                         494                --
                                                --------            --------
  Net loss                                      $ (3,848)           $   (262)
                                                ========            ========

Net loss per common share                       $   (.27)           $   (.03)
                                                ========            ========

Weighted average  common shares                   14,197               9,446
                                                ========            ========

                 See notes to Consolidated Financial Statement

                               PAGE 6 OF 15 PAGES

                     THE CARE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                     ---------------------------------------
(IN THOUSANDS)                                               1997              1996
                                                          (UNAUDITED)       (UNAUDITED)
                                                          -----------       -----------
OPERATING ACTIVITIES:
Net loss                                                    $(4,312)         $(6,016)
Adjustments to reconcile net loss to net cash
used in operating activities:
 Depreciation and amortization                                  802            1,412
 Provision for doubtful accounts                              3,589            8,539
 Provision for obsolete inventory and equipment                  --              559
 Write-off of intangible and certain other assets                --            2,654
 Deferred income tax expense                                     --               62
 Unrealized gain on marketable securities                         7              (32)
 Gain on sale of marketable securities                           --               38
 Changes in assets and liabilities:
   Marketable securities                                         --              469
   Accounts receivable                                       (2,346)          (5,349)
   Inventories                                                   63              219
   Recoverable income taxes                                   1,993           (3,121)
   Prepaid expenses and other current assets                      7              105
   Other assets                                                (103)            (180)
   Accounts payable                                            (409)             909
   Accrued expenses                                            (652)            (298)
   Income taxes payable                                         493               --
   Minority Interest                                             50               --
   Net purchases of rental equipment                           (295)            (507)
                                                            -------          -------
 Net cash used in operating activities                       (1,113)            (537)
                                                            -------          -------

INVESTING ACTIVITIES:
 Purchases of property and equipment                            (43)            (288)
 Payments for intangible assets acquired                         --             (112)
 Organization costs                                             (42)             (14)
 Sale of assets                                                 377               --
 Disposal of Equipment                                           22               --
 Investment in certified home health agency                      --              (90)
                                                            -------          -------
Net cash provided by (used in) investing activities             314             (504)
                                                            -------          -------


FINANCING ACTIVITIES:
 Proceeds from bank loan                                      1,258              150
 Repayments of  bank loan                                    (1,153)          (1,450)
 Proceeds from other short-term debt                            556               --
 Repayment of other short-term debt                          (1,154)              --
 Proceeds from long-term debt                                    --            1,553
 Repayment of long-term debt                                   (551)            (924)
 Proceeds from issuance of  common stock                      1,911            1,863
 Purchases of treasury stock                                     --           (1,119)
 Sale of treasury stock                                          --              600
                                                            -------          -------
     Net cash provided by financing activities                  867              673
                                                            -------          -------
 INCREASE (DECREASE) IN CASH  AND CASH
    EQUIVALENTS                                                  68             (368)

CASH AND CASH EQUIVALENTS, beginning of period                   24              561
                                                            -------          -------

CASH AND CASH EQUIVALENTS, end of period                    $    92          $   193
                                                            =======          =======
Supplemental disclosure of cash flow information:
  Interest Paid                                             $   660          $   515
                                                            =======          =======
  Taxes Paid                                                $    57          $   157
                                                            =======          =======

                See notes to consolidated financial statements.

                               PAGE 7 OF 15 PAGES

                     THE CARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The principal business of The Care Group, Inc. and its wholly-owned subsidiaries (the "Company") is providing home health care, including infusion, respiratory and other therapies, to patients with HIV (Human Immunodeficiency Virus) Disease, AIDS (Acquired Immune Deficiency Syndrome), cancer, and other diseases requiring high-technology, intermittent therapies. The Company engages in mail order distribution of pharmaceuticals through Mail Order Meds, Inc., a wholly owned subsidiary.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of The Care Group, Inc. and all subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K.

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

                               PAGE 8 OF 15 PAGES

(D)  NET LOSS PER COMMON SHARE

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding.

(E)  RECLASSIFICATIONS

Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

(F)  FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist primarily of investments in cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable and debt obligations. At September 30, 1997 and December 31, 1996, the fair value of the Company's financial instruments approximated the carrying value.

(G)  CASH AND CASH EQUIVALENTS

Cash equivalents consist of short-term highly liquid investments which are readily convertible into cash, and have maturities of three months or less.

(H)  MARKETABLE SECURITIES

At September 30, 1997 and December 31, 1996, marketable securities consisted of equity securities. The provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), requires a positive intent and ability to hold debt securities to maturity as a precondition for reporting those securities at amortized cost. Securities not meeting the condition are considered either available-for-sale or trading, as defined, and are reported at fair value. Trading securities are reported at fair value with adjustments recorded through the consolidated statements of income. The investments owned by the Company are considered trading securities as they are bought and held principally for the purpose of selling them in the near term to generate a profit on short-term differences in price.

(I)  ACCOUNTS RECEIVABLE, NET

Accounts Receivable, net, is comprised principally of amounts expected to be collected from insurance companies for services provided.

(J)  INVENTORIES

Inventories, consisting of supplies, durable medical equipment and pharmaceuticals, are stated at the lower of cost (first-in, first-out) or market.

(K)  PROPERTY AND EQUIPMENT

Leasehold improvements, furniture and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the furniture and equipment. Leasehold improvements are amortized over the period of the respective leases or the estimated useful lives of the assets, whichever is shorter.

                               PAGE 9 OF 15 PAGES

(L)  INTANGIBLE

Intangible assets resulting from acquisitions primarily consist of the excess of the acquisition cost over the fair value of the net assets acquired (goodwill). Goodwill is amortized on a straight-line basis over periods ranging from twenty to forty years. Other intangible assets are amortized over the estimated life of the related asset.

NOTE 3 - BANK LOAN

On July 24, 1997, the Company entered into a two (2) year revolving term credit agreement (the "Credit Agreement") with HealthCare Financial Partners, Inc. ("HCFP"). The Credit Agreement replaced the Company's credit facility with the KeyBank of New York. The Credit Agreement provides for borrowings of up to $10 million. The borrowing base is equal to the lesser of $10 million or 80 percent of eligible accounts receivable which as of September 30, 1997 equaled $6.1 million. Interest is computed at prime (8.50% at September 30, 1997) plus 2 percent. The Credit Agreement is secured by certain assets of the Company. Pursuant to the terms of the Credit Agreement, the Company is required to pay a monthly loan management fee equal to .2 percent of the average amount of the outstanding principle balance of the revolving credit loans during the preceding month.

NOTE 4 - LITIGATION

On March 5, 1997, the Company was served with a complaint from an investor alleging breach of contract and breach of fiduciary duty. On or about June 19, 1996, the investor purchased 150,000 shares of the Company's common stock and had a right to a demand registration 75 days after the purchase date. The Company received a demand registration request on October 18, 1996. The investor, among other things, is suing the Company for not registering the shares in a timely manner. Management intends to vigorously defend such litigation and believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations. The parties are concluding discovery and the court has indicated that a trial will be held in February 1998.

The Company is a party to other litigation arising in the normal course of its operations. It is the opinion of management of the Company that it has meritorious defenses against all outstanding claims and that the outcome of such litigation's will not have a material adverse effect on the Company's financial position or results of operations. Further, management intends to vigorously defend all such litigation's.

NOTE 5 - INTERNAL REVENUE SERVICE AUDIT

The Internal Revenue Service has completed an audit of the years ending December 31, 1992 and 1993. The Company has agreed to the audit findings which resulted in a net tax due for both years of approximately $494,000.

NOTE 6 - SUBSEQUENT EVENT

On October 31, 1997, the Company closed its California operation. The California operation reported a loss for the three and nine months ended September 30, 1997 of $228,000 and $254,000, respectively.

On November 11, 1997, the Company converted a balloon note due on November 17, 1997, in the amount of approximately $331,500 into a $200,500 two-year term note with interest payable at 12 percent, for a cash payment of $130,750.

                              PAGE 10 OF 15 PAGES

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


The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 1997, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K.

                             RESULTS OF OPERATIONS
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 1997

Net revenues from operations for the nine months ended September 30, 1997 decreased to $20,836,000 as compared to $27,478,000 for the comparable period last year. The decrease of $6,642,000 or 24 percent is primarily attributable to the decrease in net revenues in the Company's Dallas and New York operations as well as the sale of the Company's Atlanta office. The reduction in sales in Dallas, New York and Atlanta amounted to $3,268,000, $3,950,000 and $457,000, respectively. These decreases were partially offset by an increase in revenues in the Company's Mail Order Meds operation.

The Company's New York and Dallas offices experienced a decrease in net revenue of over 40 percent compared to the same period a year ago. This decrease was attributable to several factors. First, the Company's primary referral source, physicians, reported less patient volume for the same period. Second, with the growth of managed care, certain physicians who previously referred patients to the Company are no longer able to do so because of the restrictions on their patient's health plans. Managed care has not only had the effect of reducing the Company's rates on a per therapy basis, but, more importantly, it has changed referral patterns and has made it more difficult to obtain qualified referrals from the Company's physician base. The Company is pursuing contracts with health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), hospital discharge planners and other case management entities. If successfully negotiated, these contracts will enable the Company to receive referrals directly from these entities as well as from its physician base.

The Company's selling, general and administrative (SG&A) expenses were $9,804,000 or 47 percent of net revenues for the nine months ended September 30, 1997 as compared to $11,213,000 or 41 percent of net revenues for the same period last year. SG&A expenses increased as a percentage of net revenues due primarily to the decrease in net revenues as discussed above. The Company is continuing its effort to reduce operating expenses and has reduced these expenses by $1.4 million for the nine months ended September 30, 1997.

The net loss for the nine months ended September 30, 1997 was $4,312,000 ($.32 per share) as compared with net loss of $6,016,000 ($.69 per share) for the same period in 1996.

                              PAGE 11 OF 15 PAGES

                             RESULTS OF OPERATIONS
                   FOR THREE MONTHS ENDED SEPTEMBER 30, 1997

Net revenues for the three months ended September 30, 1997 decreased to $6,823,000 as compared to $9,549,000 for the comparable period last year. The decrease of $2,726,000 or 29 percent is principally attributable to a decrease in business in the Company's Dallas and New York City operations

The New York office experienced a decrease in net revenues of almost 50 percent this quarter as compared to the same period a year ago. This decrease was attributable to several factors. First, the Company's primary referral source, physicians reported less patient volume for the same period. Second, with the growth of managed care, certain physicians who previously referred patients to the Company are no longer able to do so because of the restrictions on their patient's health plans. Managed care has not only had the effect of reducing our rates on a per therapy basis, but, more importantly, it has changed referral patterns and has made it more difficult to obtain qualified referrals from the Company physician base. The Company is pursuing contracts with health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), hospital discharge planners and other case management entities. If successfully negotiated, these contracts will enable the Company to receive referrals directly from these entities as well as receive referrals from its physician base.

The rate of loss in the Company's Dallas office was slowed by the start of operations of the Physician Practice Management Company, an entity in which the Company holds a 75 % interest, which resulted in greater referrals to the Dallas office.

Cost of revenues for the three months ended September 30, 1997, as a percentage of net revenues was 58 percent as compared to 48 percent for the same period in 1996. The increase in cost of revenues as a percentage of net revenues is due to the fact that a greater portion of the Company's revenue is derived from managed care and negotiated rate contracts, which provide for rates that are lower than those realized, during the same period last year.

The Company's selling general and administrative expense were $3,504,000 or 51 percent of net revenues for the quarter ended September 30, 1997 as compared to $3,525,000 or 37 percent of net revenues for the same period last year. Even though selling general and administrative expense decreased down $33,000 as a percentage of sales, it increased dramatically due primarily to the decreased net revenues.

The net loss for the three months ended September 30, 1997 was $3,848,000 ($.27 per share) as compared with a net loss of $262,000 ($.03 per share) for the same period in 1996. The increased loss is attributable to the decrease in sales plus the increase in the provision for doubtful accounts related to the sale of the Georgia office and the discontinued operation in California.

                              PAGE 12 OF 15 PAGES

                       FINANCIAL CONDITION AND LIQUIDITY


At September 30, 1997, working capital was $8,430,000 as compared to $4,931,000 at December 31, 1996. The increase in working capital is due to the reclassification of bank debt from a current liability to long-term debt. The comparative change in working capital after giving effect to the reclassification of debt is actually a reduction in working capital of $1,693,000. The reduction in working capital is caused primarily by operating losses.

On July 24, 1997, the Company entered into a two (2) year revolving term credit agreement with HealthCare Financial Partners, Inc. (the "Credit Agreement") and terminated the Credit Agreement with KeyBank of New York, the Company's former lender. The Credit Agreement provides for borrowing of up to $10 million. The borrowing base is equal to the lesser of $10 million or 80 percent of eligible accounts receivable. Interest is computed at prime (8.50% at July 24, 1997) plus 2 percent. Pursuant to such formula, the Company may borrow, as of October 31,1997 a maximum of approximately $6.2 million, of which the Company has already borrowed approximately $5.3 million. The Credit Agreement is secured by certain assets of the Company. Pursuant to the terms of the Credit Agreement, the Company is required to pay a monthly loan management fee. Management believes that the credit projected to become available under the Credit Agreement will be sufficient to meet the Company's cash needs for the remainder of the fiscal year.

On November 7, 1997, the Company converted a balloon note that was due on November 17, 1997 into a $200,500 two year term note with interest payable at 12 percent per annum.

Management believes that the sale of its Georgia's office and the discontinuance of the Company's California operation will help reduce the Company's losses. For the nine months ended September 30, 1997, the Atlanta office and the Company's California operation generated losses of $1,111,000 and $254,000, respectively.

In addition, the Company has met with greater success in entering into agreements with managed care organizations. Management believes that as a result of such relationships the Company will be able to generate higher revenues in its New York and Dallas operations in the near future. There can be no assurance, however, that such contracts will result in increased revenues for the Company or that the Company will be able to enter into additional contracts with managed care organizations.

Based on the historic rate of introduction of oral medications, as well as the number of such products awaiting final approval from the Food and Drug Administration, the Company expects that additional oral medications will be brought to the market. Such oral medications are replacing a number of medications that are currently administered intravenously. As a result of this trend, the Company has seen a decrease in net revenues from home infusion therapies.

Although all of the Company's revenues are currently being used to fund its operations, the Company will need to generate increased sales from the Dallas and New York operations, as well as, continue to reduce operating expenses to meet its future debt and cash flow requirements. It is the Company's belief that, as outlined above, it will reduce costs and increase revenues in the Dallas and New York offices.

                              PAGE 13 OF 15 PAGES

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On March 5, 1997, the Company was served with a complaint from an investor alleging breach of contract and breach of fiduciary duty. On or about June 19, 1996, the investor purchased 150,000 shares of the Company's common stock and had a right to a demand registration 75 days after June 19, 1996. The Company received a demand registration request on October 18, 1996. The investor, among other things, is suing the Company for not registering the shares in a timely manner. Management intends to vigorously defend such litigation and believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations. The parties are concluding discovery and the court has indicated that a trial will held in February 1998.

The Company is a party to other litigation arising in the normal course of its operations. It is the opinion of management of the Company that it has meritorious defenses against all outstanding claims and that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations. Further, management intends to vigorously defend all such litigation's.

ITEM 2. CHANGE IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        Mr Michael P. Moran was appointed President of the Company on September 15, 1997, filling a position that was vacated by Rick Jung in February 1997. Prior to joining the Company Mr Moran was Regional Vice President of Coram Healthcare Corporation ("Coram") from 1996 to September 1997. Prior to joining Coram, Mr. Moran was Vice President of Chartwell Home Therapies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

	    None

        (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                              PAGE 14 OF 15 PAGES

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


                                            The Care Group, Inc.
                                            --------------------
                                            (Registrant)


Dated: November 12, 1997
                                            /s/ Pat H. Celli
                                            -----------------------------------
                                            Pat H. Celli
                                            Chief Financial Officer
                                            (Principal Financial Officer)


                              PAGE 15 OF 15 PAGES