Form 10QSB
period 1999-03-31
ALLION HEALTHCARE INC
filed 1999-05-25
CIK 847935

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------
                        OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number:0-17821

                             ALLION HEALTHCARE, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                11-2962027
-------------------------------               --------------------
(State or other jurisdiction of               (I.R.S  Employer
 incorporation or organization                Identification No.)

33 Walt Whitman Road, Suite 200A  Huntington Station, NY 11746
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code.(516) 547-6520
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES ____     NO   X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                      Outstanding at
         Class of Common Stock         MAY 1, 1999
         ---------------------         -----------

            $.01 par value              2,500,000

Transitional small business disclosure format (check one):

      YES ___     NO  X__

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                    ----------------------------------------


         Index




         PART I.  FINANCIAL INFORMATION                               Page

                  Financial Statements:

                    Consolidated Balance Sheet
             March 31, 1999 (Unaudited)                                3

            Consolidated Statement of Operations
             Two Months Ended March 31, 1999 (Unaudited)               4

            Consolidated Statement of Cash Flows
             Two months ended March 31, 1999 (Unaudited)               5

           Notes to Consolidated Financial Statements                  6

            Management's Discussion and Analysis of
             Financial Condition and Results of Operations           7-8

         PART II. OTHER INFORMATION

            Item 6:  Exhibits and Reports on Form 8-K                  9

            Signatures                                                10

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                           ==========================



      ASSETS                                         March 31,1999
      ------                                         -------------

CURRENT:
  Cash and cash equivalents                            $   179,755
  Accounts receivable, net of allowance
    for doubtful accounts of             $(2,276,383)    4,968,362
  Inventories (Note 3)                                     292,862
  Prepaid expenses and other current assets                  3,547
                                                      ------------
         TOTAL CURRENT ASSETS                            5,444,526

PROPERTY AND EQUIPMENT, at cost,           $465,719
  less accumulated depreciation and
  amortization of                          ($26,878)

Total Property and Equipment                              438,841

OTHER                                                         200
                                                     ------------
                                                     $  5,883,567
                                                     ============

                       LIABILITIES AND STOCKHOLDERS'
                                   EQUITY
                       -----------------------------

CURRENT:
  Revolving Credit Line Note payable to bank          $ 4,569,654
  Current Portion of Long Term Debt                        37,619
  Trade Accounts Payable                                   21,934
  Interest Payable                                         61,142
  Accrued expenses and other current liabilities          240,934
                                                     ------------
           TOTAL CURRENT LIABILITIES                    4,931,283


STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; shares authorized
   5,000,000; issued and outstanding 2,500,000             25,000
  Additional paid-in capital                              975,000
  Retained earnings                                       (47,716)
                                                     ------------

 TOTAL STOCKHOLDERS' EQUITY                               952,284
                                                     ------------

                                                      $ 5,883,567
                                                     ============



See accompanying notes to consolidated financial statements.

                      ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                        ====================================


                                                                Two months ended
                                                                 March 31, 1999
                                                                 --------------
         NET SALES                                               $ 2,695,429
         COST OF GOODS SOLD                                        1,735,919
                                                                   ---------

              Gross profit                                           959,510

         OPERATING EXPENSES:
          Selling, general and
           administrative expenses                                   888,162

           Total operating expenses                                  888,162

           Income from operations                                     71,328

         OTHER INCOME (EXPENSE):
          Interest expense                                          (121,049)
          Miscellaneous income                                         2,005

         Total other income                                         (119,044)

         NET INCOME                                              $   (47,716)
                                                                  ==========


         NET (LOSS) INCOME PER SHARE - BASIC                     $      (.02)
                                                                  ===========



         WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                2,500,000



See accompanying notes to consolidated financial statement

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      =====================================


                                                       Two months ended
                                                       March 31, 1999
                                                       --------------
OPERATING ACTIVITIES:
  Net loss                                                   (47,716)
  Adjustments to reconcile net loss to net cash
  provided by (used in)operating activities:
  Provision for uncollectible accounts receivable
Depreciation and amortization                                 26,878
  Changes in operating assets and liabilities:
  Accounts receivable                                       (356,011)
  Inventory                                                 ( 41,778)
  Prepaid expenses                                          (  3,547)
  Other assets                                              (    200)
  Accounts payable and accrued expenses                      214,206
                                                            --------
  Net cash provided by (used in)operating activities        (208,168)



FINANCING ACTIVITIES:
  Proceeds from Sale of Common Stock          1,000,000
  Proceeds from Draws of Note Payable         1,985,000
  Repayment of Note Payable                  (2,620,360)
  Net cash provided by financing activities                  363,640

NET Change in Cash for Period ended March 31, 1999           155,472

CASH, February 1, 1999                                        24,283
                                                             ------

CASH, March 31, 1999                                     $   179,755
                                                          ==========





See accompanying notes to consolidated financial statements.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (INFORMATION WITH RESPECT TO INTERIM PERIODS IS UNAUDITED)
           ==========================================================


        1. Basis of Presentation
           ---------------------

        The consolidated financial statements of Allion Healthcare, Inc. and Subsidiaries include the accounts of Allion Healthcare, Inc., its 100% owned subsidiaries, Mail Order Meds of New York, Inc., The Care Group of Texas, Inc., Careline of Houston, Inc., Mail Order Meds, Inc., and Commonwealth Certified Home Care, Inc. All significant intercompany balances and transactions have been eliminated.


        2. Interim Periods
           ---------------

        The financial statements for the two months ended March 1, 1999 are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for fair presentation of financial position and results of operations. Results for the interim periods are not necessarily indicative of the results for a full year.


        3. Confirmation of Plan of Reorganization
           --------------------------------------

        The United States Bankruptcy Court for the Western District of Texas entered an order confirming the Company's First Amended Plan of Reorganization on February 1, 1999. In accordance with generally accepted accounting principles, and court order, The Company was required to adopt "fresh start" reporting, which included all assets and liabilities to their fair values as of the effective date. The financial statements are not comparable with those prepared prior to confirmation because they are, in effect, those of a new company.


        4. Inventories
           -----------

        Inventories at March 31, 1999 were comprised of pharmaceuticals and Medical Equipment and supplies.


        5. Issuance of Common Stock to Creditors
           -------------------------------------

        The Company's plan of reorganization requires the Company to issue a total of 500,000 shares of its new Common Stock to creditors holding allowed unsecurred claims a pro rata basis. The company anticipates that it will have completed legal review and compliance to issue these shares in June 1999.

        6. Taxes and Priority Claims
           -------------------------

        The Company has objected to priority tax claims filed by the states of New York, Texas and the IRS. The Company believe these claims are Administrative claims and plans to vigorously defend its position.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  =============================================

Results of Operations
---------------------

Two months ended March 31, 1999
-------------------------------

Net Sales: Net sales of the Company's home health care and mail order medications divisions were $2,695,429 in the three months ended March 31, 1999. Home health care sales for the two months ended March 31, 1999 were $1,583,425 while mail order medication sales were $1,112,004 for the same period.

Gross Profit: Gross profit was 35.6% of sales in the two months ended March 31, 1999.

Selling,   General   and   Administrative   Expenses:   Selling,   general   and
administrative expenses were $888,162 in the two months ended March 31, 1999.

Other Income (Expense): Other expense during the two months ended March 31, 1999 were $119,044.

Income Taxes: For the two months ended March 31, 1999 there was no tax provision due to the fact that the Company had an operating loss for the two months ended March 31, 1999.

Liquidity and Capital Resources: At March 31, 1999, the Company had a cash balance of $179,755. Inventories at March 31, 1999 were $292,762. In addition, the Company has a revolving credit facility, and a DIP loan which expires on July 1999, in the amount of $ 6.5 million available to the Company for short-term borrowings. Borrowings under the facility bear interest at Prime + 5% and Prime + 2% respectively and are collateralized by a perfected and primary security interest in all assets, accounts receivable, trademarks, licenses, and values of any kind of the Company. At March 31, 1999 borrowings under this receivable were $4,569,654. The company is finalizing negotiations for a new credit facility outlined in the plan of confirmation with its lending institution. The company plans to transfer a portion of its debt into a three year term note at a rate of Prime + 4%, with quarterly interest payments. The Company will also sign a new Revolving Credit Line of $4 million at Prime + 2%, based on a formula of eligible Accounts Receivable. It is anticipated that this transaction will be completed by the end of May 1999.

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 12 months from the date hereof.

Year 2000 Compliance: The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendors and software which is run on in-house computer networks. During the first quarter of fiscal 1999, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            =========================================================

With respect to internal systems, the results of that evaluation to date have not revealed any year 2000 issues that, in the Company's opinion, cannot be remedied in a timely manner; and therefore are not expected to create a material risk of disruption of operations. With respect to outside vendors, those vendors which have been contacted have indicated that their hardware or software is or will be year 2000 compliant in time frames that meet regulatory requirements. Evaluations of these issues is continuing and there can be no assurance that additional issues, not presently known to the Company, will not be discovered which could present a material risk of disruption to the Company's operations.

Forward Looking Statements: This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to , the absence of anticipated contracts, higher than historical costs incurred in performance of contracts or in conducting other activities, future economic, competitive and market conditions, the outcome of legal proceedings, as well as management business decisions.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES




PART II. OTHER INFORMATION


Item 6: :         Exhibits and Reports on Form 8-K
                  --------------------------------

                  There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

SIGNATURES
----------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: May 24, 1999


                             ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                             ----------------------------------------
                              (Registrant)


                             By:  /s/Michael P. Moran
                                  ------------------------------------
                                  Michael P. Moran
                                  President, Chief Executive Officer
                                    and Chief Financial Officer