Form 10QSB
period 1999-06-30
ALLION HEALTHCARE INC
filed 1999-08-16
CIK 847935

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                        OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number:0-17821

                       ALLION HEALTHCARE, INC.
--------------------------------------------------------------------------------
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

Registrant's telephone number, including area code...(516) 547-6520
                                                     ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES  X      NO
         -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                      Outstanding at
         Class of Common Stock         JUNE 30, 1999
         ---------------------         -------------

            $.01 par value              2,500,000

Transitional small business disclosure format (check one):

YES         NO  X

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES


         Index




         PART I.  FINANCIAL INFORMATION                            Page

                  Financial Statements:

                    Consolidated Balance Sheet
             June 30, 1999 (Unaudited)                              3

            Consolidated Statement of Operations
             Three Months and Five Months Ended
                            June 30, 1999 (Unaudited)               4

            Consolidated Statement of Cash Flows
             Three Months and Five Months Ended
                            June 30, 1999 (Unaudited)               5

           Notes to Consolidated Financial Statements             6-7

            Management's Discussion and Analysis of
             Financial Condition and Results of Operations       8-9

         PART II. OTHER INFORMATION

            Item 6:  Exhibits and Reports on Form 8-K              10

            Signatures                                             11

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                         ==============================


      ASSETS                                                    June 30,1999
      ------                                                    ------------

CURRENT:
  Cash and cash equivalents                                      $    50,711
  Accounts receivable, net of allowance
    for doubtful accounts of              $(  58,000)              3,079,541
  Inventories (Note 4)                                               146,459
  Note receivable (Note 7)                                           400,000
  Prepaid expenses and other current assets                            1,454
                                                                  ----------
         TOTAL CURRENT ASSETS                                      3,678,165

PROPERTY AND EQUIPMENT, at cost,          $    6,387
  less accumulated depreciation and
  amortization of                        ($      199)

Total Property and Equipment                                          6,188

OTHER                                                                   200
                                                                $ 3,684,553


          LIABILITIES AND STOCKHOLDERS'
                    EQUITY

CURRENT:
  Revolving Credit Line Note payable to bank                    $ 3,062,812
    Trade Accounts Payable                                          116,218
  Interest Payable                                                   59,198
  Accrued expenses and other current liabilities                    178,465
                                                                ------------
           TOTAL CURRENT LIABILITIES                              3,416,693


STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; shares authorized
   5,000,000; issued and outstanding 2,500,000                       25,000
  Additional paid-in capital                                        975,000
  Purchase of warrants (Note 8)                                     (500,000)
  Retained earnings                                                 (232,140)
                                                                -------------

 TOTAL STOCKHOLDERS' EQUITY                                          267,860

                                                                $  3,684,553


See accompanying notes to consolidated financial statements.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                          ============================


                                      Three months ended       Five months ended
                                        June 30, 1999            June 30, 1999
                                        -------------            -------------



    NET SALES                               $4,170,879             $6,866,308
  COST OF GOODS SOLD                         2,770,167              4,506,086
                                             ---------              ---------

       Gross profit                          1,400,712              2,360,222
                                             ---------              ---------

  OPERATING EXPENSES:
   Selling, general and
    administrative expenses                  1,411,287              2,299,449
                                             ---------              ---------

   Total operating expenses                  1,411,287              2,299,449
                                             ---------              ---------

   Income (Loss) from operations               (10,575)                60,773
                                             ----------             ---------

  OTHER INCOME (EXPENSE):

   Interest expense                           (223,978)              (345,027)
   Miscellaneous income                            258                  2,243
                                              --------               --------

   Total other income (expense)               (223,720)              (342,784)
                                             ---------               ---------


  INCOME FROM DISCONTINUED OPERATIONS           49,871                 49,871
                                             ---------                -------


   NET LOSS                                 $ (184,424)            $ (232,140)
                                            ==========             ==========


   NET LOSS PER CONTINUING OPERATIONS       $     (.09)            $     (.11)
                                            ==========             ==========


   NET LOSS PER SHARE - BASIC               $     (.07)            $     (.09)
                                            ==========             ==========



   WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                               2,500,000              2,500,000
                                             =========            ===========




               See accompanying notes to consolidated financial statement

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                         =============================

                                         Three months ended   Five months ended
                                             June 30,1999        June 30,1999
                                             ------------        ------------

OPERATING ACTIVITIES:
  Net loss                                        (184,424)      (232,140)
  Adjustments to reconcile net loss to
  net cash provided by(used in)operating
activities:

Depreciation and amortization                       13,579         40,457
Charge to accounts receivable                    2,142,279      2,142,279
Provision for bad debt                              35,000         58,000

Changes in operating assets and liabilities:
Accounts receivable                                463,442         81,003
Inventory                                          146,403        104,625
Prepaid expenses and other assets                    2,093         (1,654)
Accounts payable and accrued expenses               (3,769)       212,865
                                                -----------    -----------

Net cash provided by (used in)                   2,614,603      2,405,435
operating activities

INVESTING ACTIVITIES:
  Purchase of property and equipment               (10,777)       (10,777)
                                                -----------    -----------

  Net cash provided by (used in)
   investing activities                            (10,777)       (10,777)

FINANCING ACTIVITIES:

Proceeds from sale of Common Stock                    --        1,000,000
Proceeds from draws of Note Payable              3,935,000      5,920,000
  Purchase of all outstanding warrants          (  500,000)      (500,000)
Repayment of Note Payable                       (6,167,870)     8,788,230)
 Net cash provided by (used in)
  financing activities                          (2,732,870)    (2,368,230)

NET Change in Cash for Periods
   ended June 30, 1999                            (129,044)        26,428


CASH, BEGINNING OF PERIOD                          179,755         24,283
                                               -----------    -----------

CASH, END OF PERIOD                            $    50,711    $    50,711
                                               ===========    ===========

See accompanying notes to consolidated financial statements.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (INFORMATION WITH RESPECT TO INTERIM PERIODS IS
                                   UNAUDITED)
               =================================================


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


        2. Interim Periods
           ---------------
        The financial statements for the three months ended June 30, 1999 are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for fair presentation of financial position and results of operations. Results for the interim periods are not necessarily indicative of the results for a full year.


        3. Confirmation of Plan of Reorganization
           --------------------------------------
        The United States Bankruptcy Court for the Western District of Texas entered an order confirming the Company's First Amended Plan of Reorganization on February 1, 1999. In accordance with generally accepted accounting principles, and court order, The Company was required to adopt "fresh start" reporting, which valued all assets and liabilities at their fair values as of the effective date. The financial statements are not comparable with those prepared prior to confirmation because they are, in effect, those of a new company.


        4. Inventories
           -----------
        Inventories at June 30, 1999 were comprised of pharmaceuticals.

        5. Issuance of Common Stock to Creditors
           -------------------------------------

        The Company's plan of reorganization requires the Company to issue a total of 500,000 shares of its new Common Stock to creditors holding allowed unsecured claims on a pro rata basis. The company anticipates that it will have completed legal review and compliance to issue these shares in September 1999.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (INFORMATION WITH RESPECT TO INTERIM PERIODS IS
                             UNAUDITED) (CONTINUED)
               ==================================================


     6.  Taxes and Priority Claims
         -------------------------

         The Company has objected to priority claims filed by United Healthcare, Inc. and the IRS. The Company believes these claims are unsecured claims and plans to vigorously defend its position.

     7.  Sale of Houston, Texas Operation
         --------------------------------

        On June 25, 1999, the Company sold certain assets of its Houston,Texas office including all licenses, inventory and names related to its operations in Houston, Texas. The company will retain all accounts receivable for services rendered prior to June 25, 1999. As a result, the Company has discontinued all its operations in Houston, Texas as of June 25, 1999. The proceeds of the sale were $2,820,805, including $2,420,805 in cash and a note for $400,000. In addition, the Company has taken a $2,092,408 charge to Accounts Receivable for its Houston Operations.

     8.  Warrants
         --------

     On June 30, 1999 the Company repurchased all outstanding warrants to purchase its common stock that had been issued. There had been a total of 750,000 warrants issued to HCFP, Inc., in connection with its new financing agreement. The company repurchased these warrants for $500,000.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------

THREE MONTHS ENDED JUNE 30, 1999
--------------------------------

NET SALES: Net sales of the Company's home health care and mail order medications divisions were $4,170,879 in the three months ended June 30, 1999.

GROSS PROFIT: Gross profit was 33.58% of sales in the three months ended June 30, 1999.

SELLING,   GENERAL   AND   ADMINISTRATIVE   EXPENSES:   Selling,   general   and
administrative expenses were $1,411,287 in the three months ended June 30, 1999. There were approximately $170,000 in expenses related to the Houston sale.

OTHER INCOME (EXPENSE): Other expense during the three months ended June 30, 1999 was ($223,720).

INCOME TAXES: There was no tax provision due to the fact that the Company had an operating loss for the three months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES: At June 30, 1999, the Company had a cash balance of $50,711. Inventories at June 30, 1999 were $146,459. In addition, the Company has a revolving credit facility in the amount of $4.0 million available to the Company for short-term borrowings. Borrowings under the facility bear interest at Prime + 2% and are collateralized by a perfected and primary security interest in all assets, accounts receivable, trademarks, licenses, and values of any kind of the Company. At June 30, 1999 borrowings under this facility were $3,062,812.

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

With respect to internal systems, the results of that evaluation to date have not revealed any year 2000 issues that, in the Company's opinion, cannot be remedied in a timely manner; and therefore are not expected to create a material risk of disruption of operations. With respect to outside vendors, those vendors, which have been contacted, have indicated that their hardware or software is or will be year 2000

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            ---------------------------------------------------------


compliant in time frames that meet regulatory requirements. Evaluations of these issues is continuing and there can be no assurance that additional issues, not presently known to the Company, will not be discovered which could present a material risk of disruption to the Company's operations. The Company has spent approximately $65,000 on system upgrades for Y2K compliance this year. The Company anticipates that it may need to spend an additional $25,000 on compliance issues for the remainder of this year.

Forward Looking Statements: This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to, the absence of anticipated contracts, higher than historical costs incurred in performance of contracts or in conducting other activities, future economic, competitive and market conditions, the outcome of legal proceedings, as well as management business decisions.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES




PART II. OTHER INFORMATION


Item 6: :         Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)     Exhibts
                            27.1 Financial Data Schedule

                  (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 15, 1999


                             ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                             ------------------------------------------
                            (Registrant)


                             By:  /s/Michael P. Moran
                                 --------------------------------------
                                 Michael P. Moran
                                 President, Chief Executive Officer
                                  and Chief Financial Officer

                                    EXHIBITS

        Exhibit
        Number            Description of Document
        ------            -----------------------

         27.1             Financial Data Schedule