Form 10QSB
period 1999-09-30
ALLION HEALTHCARE INC
filed 1999-11-15
CIK 847935

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                        OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number:0-17821

                             ALLION HEALTHCARE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                 11-2962027
--------------------------------                  -------------------
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

      YES  X      NO
          ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                      Outstanding at
         Class of Common Stock        SEPTEMBER 30, 1999
         ---------------------        ------------------

            $.01 par value              2,500,000

Transitional small business disclosure format (check one):

YES         NO  X
     ----      ----

                      ALLION HEALTHCARE, INC. AND SUBSIDIARIES


         Index




         PART I.  FINANCIAL INFORMATION                                    Page

                  Financial Statements:

                    Consolidated Balance Sheet
             September 30, 1999 (Unaudited)                                 3

            Consolidated Statement of Operations
             Three Months and Eight Months Ended
                            September 30, 1999 (Unaudited)                  4

            Consolidated Statement of Cash Flows
             Three Months and Eight Months Ended
                            September 30, 1999 (Unaudited)                  5

           Notes to Consolidated Financial Statements                     6-7

            Management's Discussion and Analysis of
             Financial Condition and Results of Operations                8-9

         PART II. OTHER INFORMATION

            Item 6:  Exhibits and Reports on Form 8-K                      10

            Signatures                                                     11

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                    -----------------------------------------


      ASSETS                                                  Sept. 30,1999
      ------                                                  -------------

CURRENT:
  Cash and cash equivalents                                      $    11,071
  Accounts receivable, net of allowance
    for doubtful accounts of              $ (34,002)               1,479,781
  Inventories (Note 4)                                               100,884
  Note receivable (Note 7)                                           312,922
  Prepaid expenses and other current assets                           32,084
                                                                  ----------

TOTAL CURRENT ASSETS                                               1,936,742

PROPERTY AND EQUIPMENT, at cost,          $ 18,284
  less accumulated depreciation and
  amortization of                        ($  2,438)

TOTAL PROPERTY AND EQUIPMENT                                          15,846

                                                                 -----------
                                                                 $ 1,952,588
                                                                 ===========


          LIABILITIES AND STOCKHOLDERS'
                    EQUITY
          -----------------------------

CURRENT:
  Revolving Credit Line Note payable to bank                     $ 1,798,386
    Trade Accounts Payable                                           170,294
  Interest Payable                                                    32,750
  Accrued expenses and other current liabilities                     408,241

                                                                 -----------
 TOTAL CURRENT LIABILITIES                                         2,409,671


STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; shares authorized
   5,000,000; issued and outstanding 2,500,000                        25,000
  Additional paid-in capital                                         975,000
  Purchase of warrants (Note 8)                                     (500,000)
  Accumulated deficit                                               (957,083)
                                                                  ----------

 TOTAL STOCKHOLDERS' EQUITY                                         (457,083)
                                                                 -----------
                                                                 $ 1,952,588
                                                                 ===========

See accompanying notes to consolidated financial statements.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                    -----------------------------------------


                                          Three months ended  Eight months ended
                                            Sept. 30, 1999      Sept. 30, 1999
                                            --------------      --------------



  NET SALES                                   $ 1,882,711       $ 8,749,019
COST OF GOODS SOLD                              1,579,431         6,085,517
                                              -----------       -----------

     Gross profit                                 303,280         2,663,502
                                              -----------       -----------

OPERATING EXPENSES:
 Selling, general and
  administrative expenses                       1,210,300         3,509,749
                                              -----------       -----------

 Total operating expenses                       1,210,300         3,509,749
                                              -----------       -----------

 Loss from operations                            (907,020)         (846,247)
                                              -----------       -----------

OTHER INCOME (EXPENSE):

 Interest expense                                (119,923)         (464,950)
 Miscellaneous income                                --               2,243
                                              -----------       -----------

 Total other income (expense)                    (119,923)         (462,707)
                                              -----------       -----------


INCOME FROM DISCONTINUED OPERATIONS               302,000           351,871
                                              -----------       -----------


 NET LOSS                                     $  (724,943)      $  (957,083)
                                              ===========       ===========


 NET LOSS PER CONTINUING OPERATIONS           $      (.41)      $      (.52)
                                              ===========       ===========


 NET LOSS PER SHARE - BASIC                   $      (.29)      $      (.38)
                                              ===========       ===========



 WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                    2,500,000         2,500,000
                                              ===========       ===========




               See accompanying notes to consolidated financial statement

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                    -----------------------------------------

                                          Three months ended  Eight months ended
                                           Sept. 30,1999        Sept. 30,1999
                                           -------------        -------------

OPERATING ACTIVITIES:
  Net loss                                         (724,943)       (957,083)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:

Depreciation and amortization                         2,239          42,696
Charge to accounts receivable                       417,065       2,559,344
Provision for bad debt                                 --            58,000

Changes in operating assets and liabilities:
Accounts receivable                               1,269,773       1,350,776
Inventory                                            45,575         150,200
Prepaid expenses and other assets                   (30,430)        (32,084)
Accounts payable and accrued expenses               253,014         465,879
                                                ------------    ------------

Net cash provided by (used in)                    1,232,293       3,637,728
operating activities

INVESTING ACTIVITIES:
  Purchase of property and equipment                 (7,507)        (18,284)
                                                ------------    ------------

  Net cash provided by (used in)
   investing activities                              (7,507)        (18,284)

FINANCING ACTIVITIES:

Proceeds from sale of Common Stock                     --         1,000,000
Proceeds from draws of Note Payable               1,995,000       7,915,000
  Purchase of all outstanding warrants                 --          (500,000)
Repayment of Note Payable                        (3,259,426)    (12,047,656)
 Net cash provided by (used in)
  financing activities                           (1,264,426)     (3,632,656)

NET Change in Cash for Periods
   Ended September 30, 1999                      (   39,640)        (13,212)


CASH, BEGINNING OF PERIOD                            50,711          24,283
                                               ------------    ------------

CASH, END OF PERIOD                            $     11,071    $     11,071
                                               ============    ============



See accompanying notes to consolidated financial statements.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (INFORMATION WITH RESPECT TO INTERIM PERIODS IS
                                   UNAUDITED)

                    -----------------------------------------


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


        2. Interim Periods
           ---------------

        The financial statements for the three months ended September 30, 1999 are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for fair presentation of financial position and results of operations. Results for the interim periods are not necessarily indicative of the results for a full year.


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


        4. Inventories
           -----------

        Inventories at September 30, 1999 were comprised of pharmaceuticals.


        5. Issuance of Common Stock to Creditors
           -------------------------------------

        The Company's plan of reorganization requires the Company to issue a total of 500,000 shares of its new Common Stock to creditors holding allowed unsecured claims on a pro rata basis. The company is attempting to complete legal review and compliance and will attempt to issue these shares during the fourth quarter of 1999.

                      ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (INFORMATION WITH RESPECT TO INTERIM PERIODS IS
                             UNAUDITED) (CONTINUED)

                    -----------------------------------------

        6.  Priority Claim
            --------------

        The  Company  has  objected  to   the  priority  claim  filed by  United
        Healthcare, Inc. The Company believes this claim is unsecured and plans to vigorously defend its position.

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

        8.  Warrants
            --------

        On June 30, 1999, the Company repurchased all outstanding warrants to purchase its common stock that had been issued. There had been a total of 750,000 warrants issued to HCFP, Inc., in connection with its new
        financing   agreement.   The  Company  repurchased  these  warrants  for
        $500,000.

        9. Sale of Commonwealth Certified Home Care, Inc.
           ----------------------------------------------

        The Company sold all of its records, specified contracts and licenses, operating certificates and permits of Commonwealth relating to the operation of a certified home health agency in exchange for $302,000. The sale was consummated in August 1999 after receipt of required approvals from the State of New York

        10. Settlement of Claim with the IRS
        ------------------------------------

        The United States Bankruptcy Court for the Western District of Texas entered an order confirming the settlement of the IRS's claim against the Company on September 28, 1999. The Company has agreed to pay $130,000 over the next six years to satisfy the IRS's claim. The Company will not carry forward any net operating losses or credits available from pre-1999 periods, into post-1998 tax years. Also, the Company will not carry back any net operating losses to pre-1999 tax years. The Company will have no federal income tax liability from any periods prior to January 1, 1999. In addition, the IRS will not conduct any further audits of the Company for periods prior to January 1, 1999.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                    -----------------------------------------

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

Results of Operations
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------

NET SALES: Net sales of the Company's mail order medications divisions were $1,882,711 in the three months ended September 30, 1999.

GROSS PROFIT: Gross profit was 16.10% of sales in the three months ended September 30, 1999.

SELLING,   GENERAL   AND   ADMINISTRATIVE   EXPENSES:   Selling,   general   and
administrative expenses were $1,210,300 in the three months ended September 30, 1999.

OTHER INCOME (EXPENSE): Other expense during the three months ended September 30, 1999 was ($119,923).


INCOME TAXES: There was no tax provision due to the fact that the Company had an operating loss for the eight months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES: At September 30, 1999, the Company had a cash balance of $11,071. Inventories at September 30, 1999 were $100,884. In addition, the Company has a revolving credit facility in the amount of $4.0 million available to the Company for short-term borrowings. Borrowings under the facility bear interest at Prime + two percent and are collateralized by a perfected and primary security interest in all assets, accounts receivable, trademarks, licenses, and values of any kind of the Company. At September 30, 1999, borrowings under this facility were $1,798,386.

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

                    -----------------------------------------

processing systems and software include those developed and maintained by the Company's third-party data processing vendors and software which is run on in-house computer networks. During the first quarter of fiscal 1999, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000.

With respect to internal systems, the results of that evaluation to date have not revealed any year 2000 issues that, in the Company's opinion, cannot be remedied in a timely manner; and therefore are not expected to create a material risk of disruption of operations. With respect to outside vendors, those vendors, which have responded, have indicated that their hardware or software is or will be year 2000 compliant in time frames that meet regulatory requirements. Evaluations of these issues is continuing and there can be no assurance that additional issues, not presently known to the Company, will not be discovered which could present a material risk of disruption to the Company's operations. The Company has spent approximately $65,000 on system upgrades for Y2K compliance this year. The Company anticipates that it may need to spend an additional $25,000 on compliance issues for the remainder of this year.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES




PART II. OTHER INFORMATION


Item 1-5:         Are not applicable.


Item 6: :         Exhibits and Reports on Form 8-K
                  --------------------------------

                  There were no reports on Form 8-K filed during the quarter ended September 30, 1999.


                  Exhibit 27 - Financial Data Schedule

SIGNATURES
----------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 15, 1999


                             ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                             ----------------------------------------
                              (Registrant)


                             By:  Michael P. Moran
                                  ----------------------------------------
                                  Michael P. Moran
                                  President, Chief Executive Officer
                                    and Chief Financial Officer