Form 10KSB
period 1999-12-31
ALLION HEALTHCARE INC
filed 2000-03-28
CIK 847935

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the eleven months ended December 31, 1999
                                              -----------------

                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number:0-17821

                             ALLION HEALTHCARE, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                 11-2962027
                   --------                                 ----------
          (State or other jurisdiction of                (I.R.S.  Employer
          incorporation or organization                Identification No.)

          33 Walt Whitman Road, Suite 200A  Huntington Station, NY 11746
          --------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)

          Registrant's telephone number, including area code...(631) 547-6520
                                                               --------------
           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 Par Value per Share
                                (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              YES  X      NO

          Transitional small business disclosure format (check one):

                                                              YES         NO  X

                                TABLE OF CONTENTS


     PART I.

     ITEM 1.     BUSINESS..................................................    3
     ITEM 2.     PROPERTIES................................................    8

     ITEM 3.     LITIGATION................................................    9
     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......    9

     PART II

     ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS.......................................    9
     ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS
                 OF OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION........    9
     ITEM 7.     FINANCIAL STATEMENTS......................................   11
     ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE..................................   23

     PART III

     ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                 PERSONS...................................................   23
     ITEM 10.    EXECUTIVE COMPENSATION ...................................   24
     ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT...... ................                            24
     ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............   26
     ITEM 13.    COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT........   26
     ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K..........................   26





The Statements in this Report on Form 10-KSB that are not based on historical information are considered forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's hopes, intentions, beliefs or strategies regarding the future.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Allion Healthcare, Inc., controls three wholly owned subsidiary companies, MOMSPharmacy.com, Mail Order Meds, Inc., and Mail Order Meds of New York, Inc. The Company provides specialty prescription medication services to all 50 U.S. States and provides a convenient, private and informative shopping experience for health and personal care products through the Internet. The Company believes it can focus on select niche markets such as Fertility, HIV, Liver and Solid Organ Transplant, Diabetes and Asthma and provide those patients medications directly from either of its two licensed pharmacies.

The Company has expanded its services to include more than 20,000 health and beauty products that are available through the MOMSPharmacy.com Internet site. The Company has established a strategic partnership with a leading distribution facility for fulfillment services of orders for health and beauty items taken over the Internet. In addition, the Company plans to provide medical information content selection and healthy living and nutritional information direct to customers from the site.

INDUSTRY BACKGROUND

THE GROWTH OF THE INTERNET AND ONLINE COMMERCE. The Internet is a significant medium for communication and commerce, enabling millions of people to share information and conduct business electronically. International Data Corporation estimates the following:
     - 142 million users worldwide accessed the Internet at the end of 1998, and this number is expected to increase to approximately 502 million users by the end of 2002; and
     - worldwide business-to-consumer sales over the Internet will increase from approximately $15 billion in 1998 to approximately $115 billion by 2002.
The unique characteristics of the Internet provide a number of advantages for online retailers. Without the physical constraints faced by traditional retailers, online retailers are able to carry a larger number of products at a lower cost and with greater merchandising flexibility. Additionally, they can assist the consumer's purchase decision by providing relevant information and enabling consumers to shop at their convenience by remaining open 24 hours a day, seven days a week.

THE MARKET. The Company's market consists of prescription drugs, non-prescription drugs, personal care products, beauty and spa, vitamins, herbs and nutrition. Based on estimates from the National Association of Chain Drugstores and Information Resources, Inc., the Company believes the U.S. market for health and personal care products will exceed $170 billion in 1999, of which prescription drugs comprised over $120 billion. The Company believes that the aging of the U.S. population will continue to drive increased demand for these products.
         To date, these products have been sold primarily through chain drugstores such as CVS, Eckerd, Rite Aid and Walgreens, mass market retailers such as Kmart, Target and Wal-Mart, supermarkets, warehouse clubs, mail order companies and independent drugstores and pharmacies. However, a significant number of consumers are beginning to use the Internet to shop for healthcare products.

PRESCRIPTION DRUGS. This segment includes prescription medication for chronic illnesses, such as diabetes, depression and arthritis. The Company believes that online demand for these chronic illness products will increase as the Internet-enabled baby boomer generation ages and as new and improved drugs are introduced to the market.

NON-PRESCRIPTION DRUGS. This segment includes over the counter remedies (such as cough, cold, allergy and pain relief medications), first aid and other products relate to the body's health needs.

PERSONAL CARE. This segment includes products related to hair, body and eye care, shaving, oral hygiene and feminine needs.

BEAUTY AND SPA. This segment includes cosmetics; fragrances and a variety of skin care products. Some of the factors driving consumer demand for beauty and spa products include regular and seasonal new product introductions, as well as changing fashion trends.

VITAMINS, HERBS AND NUTRITION. This segment includes vitamins, herbs and nutritional supplements, homeopathy and other natural products.

LIMITATIONS ON TRADITIONAL CHANNELS OF DISTRIBUTION

         The Company believes that the use of the Internet to research and purchase healthcare-related products is growing as a result of the limitations of traditional channels for prescriptions drugs, non-prescription drugs, personal care products and medical supplies. These limitations include the following:

INCONVENIENCE. The Company believes that many consumers find the experience of shopping at traditional drugstores and pharmacies to be time-consuming and inconvenient due to factors such as store location and layout, as well as hours of operation, lack of privacy and level of customer service.

LIMITED SELECTION. Consumers appreciate the opportunity to select from a variety of products to meet their particular needs. At most traditional stores, though, the number of SKUs and the amount of product inventory is limited. Traditional store-based retailers are constrained by the physical space available in the store; inventory carrying costs and the need to allocate inventory dollars to popular products, thereby limiting selection for consumers.

INSUFFICIENT INFORMATION. Traditional drugstores and pharmacies often lack readily available and detailed information useful to consumers in making their purchase decisions. Moreover, consumers' access to physicians and pharmacists to meet these information needs is increasingly limited.

         Due to these limitations, the Company believes there is a significant market opportunity for an online store that offers convenient access to prescription drugs, non-prescription drugs, and personal care products.

THE MOMSPHARMACY.COM SOLUTION

CONVENIENT SHOPPING EXPERIENCE. The Company provides consumers with an intuitive, easy to use shopping interface that is available 24 hours a day, seven days a week. The Company will allow consumers to shop quickly and conveniently from anywhere Internet access is available. For example, a customer can create personalized shopping lists for quick and easy reordering.

EXTENSIVE SELECTION. The Company will offer an extensive selection of healthcare-related products that would be impractical to stock in most traditional stores. The Company will offer both traditional drugstore items as well as a broad selection of health, beauty and wellness products, including alternative-care products.

MOMSPHARMACY.COM STRATEGY

         The Company's objective is to become a leading Internet commerce site providing confidentiality, convenience and a competitively priced and extensive selection of products. The Company believes that customers will benefit from and patronize our site because of its selection, simplicity and ease of use.

CONTINUE TO BUILD OUR BRAND. Through existing customers and current patient referral sources the Company will market the launch of its expanded Internet Pharmacy. The Company has plans to advertise in select markets in areas such as California, New York, Washington, Virginia, Florida and Texas with print media and radio. Since 80% of the purchases made for products used in the home are made by women, the Company believes the name MOMSPharmacy.com conveys security will be easily remembered. In addition, the Company has reserved additional names including MOMRX.com and WECOSTLESS.com, which will be directed to the site. The Company has also reserved the LAPHARMACIA.com domain name, which will initially direct visitors to the site. In the near future, the Company hopes to expand its business line to a Spanish pharmacy, and capitalize on this undeveloped market of five million Spanish speaking Internet users.

MAINTAIN OUR OWN INDEPENDENT PHARMACY LICENSES. The Company maintains necessary licenses to ship prescription medications to all 50 United States and has licensed pharmacies located in New York and Texas. The Company owns the pharmacies and provides confidential services and consultation to patients. Since it may not be possible for certain of our competitors to obtain licenses in all 50 states, the Company believes these licenses may have significant value to the Company.

OUTSOURCING OF WAREHOUSING AND DISTRIBUTION FUNCTIONS. The Company believes that by outsourcing these functions, it will be able to maintain its prices at levels at or below other leading Internet pharmacies. In addition, the Company will have minimal carrying costs for products, as it does not order until a confirmed Internet order has been placed. The Company believes that its competitors who are spending millions to lease warehouse space, bring in inventory and build computer systems and delivery mechanisms to deliver products to consumers are missing out on the opportunities of the Internet for Business 2 Business cost saving opportunities.

AFFILIATE PROGRAMS WITH IPA'S AND GROUPS. The Company believes that IPA's and other insurance groups are looking to build identity and communication with their members. The Company hopes to be able to offer these groups an affiliate program that will accomplish these goals. The Company is planning to give selected groups an individual code to pass on to their members when they register at the online pharmacy. While other affiliate programs offer 15% and more in commissions, the fees are only paid if the customer arrives at the site through the affiliate's portal. Affiliates of the Company will receive smaller fees; however, the customer will be assigned to the affiliate for all subsequent purchases. This should encourage support from such desired sources as students at large universities, mothers and small civic and business groups.


COMMERCE

CONVENIENCE AND PERSONALIZATION. The Company will strive to offer a personalized and convenient shopping experience for its customers. Advantages of its online store include:
     - access 24 hours a day, seven days a week from anywhere Internet access is available
     - direct shipping to the customer, with a choice of carrier and time of delivery;
     -    the ability to create preferred shopping lists and favorite items;
     -    the ability to track orders online;
     -    instant e-mail confirmation and in stock status.

SELECTION. Because the Company does not have the same inventory and shelf space limitations as traditional retail stores, it believes it is able to offer a significantly greater number of SKUs than are generally available in a traditional drugstore.

OUR PHARMACIES. The Company owns and operates pharmacies in New York and Texas. The Company will only accept prescriptions that it can verify as being written by licensed healthcare providers. The Company does not prescribe medications or give medical advice. The focus of the Company pharmacies will be on dispensing medications and providing information to its customers.

ACCEPTING PRESCRIPTIONS. Any customer can initiate the prescription process by ordering online from one of the pharmacies. The customer can direct their physicians to call or fax their prescriptions or a pharmacist can contact the physician directly to obtain prescription information. The Company pharmacists are required to validate and verify the completeness of each prescription utilizing the same methodology as a traditional drugstore. This may include contacting the physician or another retail pharmacist. Once the prescription is verified, the order is usually filled and shipped the same day.

PAYMENT. Customers may pay for their prescriptions either by credit card or check or by entering insurance information that shows they are covered by a managed care organization, insurance plan or pharmacy benefit manager with whom we have a contract.

MARKETING AND PROMOTION. The marketing and promotion strategy of the Company is designed to build branch recognition, drive customer traffic to our online store, add new customers, build strong customer loyalty, encourage repeat business and develop additional revenue opportunities.

         The Company will employ niche market development tactics to capture additional market share. Since the Company has serviced thousand of patients, it has existing customers to target for its expanded product availability. The Company has been including pre-launch information in shipments for the past several months to its customers and this has resulted in thousands of visits to the MOSPharmacy.com web site.

         The Company may advertise in print media and radio in select markets where research indicates high Internet usage and purchases such as New York, California, Virginia, Washington, Florida and Texas. The Company does not currently plan to utilize the expensive branding agreements with AOL or Yahoo at this time.

The Company may plan to roll out its affiliate program to IPA's, HMOs, colleges and Universities and small business groups, by mid-2000. The Company also plans to target "MOMS", who actually make more than 80% of the household purchases for the products the Company plans to offer online. The Company believes an aggressive affiliate program that generates profits for the affiliates will allow it to expand name recognition and generate sales from across the country.

COMPETITION. The online commerce market is new, rapidly evolving and intensely competitive. In particular, the health and personal care categories are intensely competitive and are highly fragmented with no clear dominant leader in any of the market segments. The competition can be divided into several groups:
     -    chain drugstores, such as Walgreen's, RiteAid, CVS and Eckerd;
     -    mass market retailers such as Wal-mart, Kmart and Target;
     -    supermarkets, such as Safeway, Albertson's and Kroger;
     -    warehouse clubs
     - online retailers of health, beauty, wellness, personal care and/or pharmaceutical products, such as drugstore.com, Planetrx.com and CVS/Soma.com;
     -    mail order pharmacies, such as Express Scripts and Merck-Medco
     - Internet-portals and online service providers that feature shopping services such as AOL, Yahoo!, Excite and Lycos; and
     - Cosmetics departments at major departments stores, such as Nordstrom, Macy's and Bloomingdale's and hair salons.

         Many current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. Many of these current and potential competitors can devote substantially more resources to their website and systems development than the Company. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors or drugstore retailers as the use of the Internet and other online services increases. Some of the Company's competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than the Company. These retailers also enable customers to see and feel products in a manner that is not possible over the Internet. Traditional store based retailers can also sell products to address immediate, acute care needs, which the Company and other online sites cannot address.

GOVERNMENT REGULATION. The Company's business is subject to extensive federal, state and local regulations, many of which are specific to pharmacies and the sale of over the counter drugs. For example, under the Omnibus Budget Reconciliation Act of 1990 and related state and local regulations, pharmacists are required to offer counseling to customers about medication, dosage, delivery systems, common side effects, adverse effects or interactions and therapeutic contraindications, proper storage, prescription refill and other information deemed significant by the pharmacists. The Company is also subject to federal, state and local licensing and registration regulations with respect to, among other things, pharmacy operations and the pharmacists employed.

         The federal kickback law prohibits the knowing and willful solicitation, offer, payment or receipt of "any remuneration (including any kickback, bribe or rebate) directly or indirectly, overtly or covertly, in cash or in kind" in return for referring an individual for healthcare services or supplies for which payment may be made in whole or in part under any federally funded healthcare program. The statute extends to both physicians and non-physicians alike. At the state level, laws and regulations that prohibit the offer, payment, solicitation, or receipt of kickbacks in exchange for patient referral may use terms such as "bribes", "rebates", "commissions" or "fee-splitting" to describe the same prohibited conduct. Similarly, federal and state self-referral laws exist, which are aimed at curtailing over-utilization of health care services and supplies by generally prohibiting a physician who (or whose family) has a financial relationship with a facility or entity for health care services or supplies from referring patients to such a facility or entity for healthcare services or supplies.

         Until recently, Health Care Financing Administration guidelines prohibited transmission of Medicare eligibility information over the Internet. The Company is also subject to extensive regulation relating to the confidentiality and release of patient records. Additional legislation governing the distribution of medical records exists or has been proposed at both the state and federal level. As Congress and State reimbursement entities assess alternative health care delivery systems and payment methodologies, the Company cannot predict which additional reforms may be adopted or what impact they may have on the Company.

CUSTOMERS. The Company provides medications to thousands of individual patients, who choose the Company as their pharmacy provider, and no single customer is significant enough to adversely impact revenue or income if lost.

THIRD PARTY REIMBURSEMENT AND MANAGED CARE. Because the Company is reimbursed for its services primarily by the Medicare/Medicaid programs, insurance companies, managed care companies and other third party payors, in addition to private pay patients, the implementation of alternative payment methodologies for any of these payors could have an impact on revenues and profit margins. Generally, managed care companies have sought to contain costs by reducing payments to providers. Continued cost reduction efforts by managed care companies could adversely affect the Company's results of operations. If the Company were to lose its ability to secure payment from a third party payor or the Medicare/Medicaid programs, it could have a material and adverse effect on the Company's operating results.

EMPLOYEES. As of December 31, 1999, the Company had 19 full-time employees. None of our employees is represented by a labor union. The Company has not experienced any work stoppages and considers our employee relations to be good.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to; those discussed in the section entitled "Management's Discussion and Analysis of Consolidated Results of Operations and Consolidated Financial Condition," as well as the Company's ability to attract customers to its online pharmacy, build brand recognition and obtain the necessary capital to effectively launch and market its online pharmacy. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2000.

ITEM 2.  PROPERTIES

         The Company occupies approximately 2,700 square feet of space in Huntington Station, New York, which is leased to the Company through December 31, 2003. Both the executive offices and the New York Pharmacy are located at this site. The Company also leases approximately 3,600 square feet of space in Austin, Texas for its nationally licensed mail order pharmacy. This lease expires May 30, 2003. The Company also sublets space on an annual basis in Wilmington, Delaware for MOMSPharmacy.com.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDERS

DESCRIPTION OF SECURITIES

         The authorized capital stock of the Company consists of 5,000,000 shares of Common Stock, par value of $.01 per share. There were 3,000,000 shares of Common Stock outstanding at December 31, 1999. The Company's Certificate of Incorporation is available for review upon request.

COMMON STOCK. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore. In the event of a liquidations, dissolution, or winding-up of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities. Holders of Common Stock have no preemptive rights and have no rights to convert their common Stock into any other securities. All of the outstanding shares of common Stock are fully paid and non-assessable.

MARKET FOR COMMON EQUITY. The Company is working with its Counsel and a market maker to obtain approval from the National Association of Securities Dealers to trade on the Over The Counter Bulletin Board.

DIVIDENDS AND DIVIDEND POLICY. The Company has never paid cash dividends on its capital stock and has no intention of paying any cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S  DISCUSSION   AND  ANALYSIS   OF CONSOLIDATED  RESULTS  OF
         OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION

The following discussion and analysis provides information, which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

This discussion contains forward-looking statements that are subject to a number of known and unknown risks that, in addition to general economic, competitive and other business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements (See Forward-Looking Statements).

The Company is subject to significant external factors that could significantly impact its business, including changes in Medicare and Medicaid reimbursement, government fraud and abuse initiatives and other factors that are beyond the control of the Company. These factors, as well as future changes in reimbursement methodologies and new or changes in interpretations of regulations, including Pharmacy Laws and regulations, could cause future results to differ materially from historical trends.

RESULTS OF OPERATIONS
---------------------

The Company's fiscal year end is December 31st. The Company emerged from bankruptcy on February 1, 1999, and will report on the eleven months ended December 31, 1999. In 2000, the Company will report on the twelve months ended December 31, 2000.

ELEVEN MONTHS ENDED DECEMBER 31, 1999

NET SALES. Net sales of the Company's mail order medications divisions were $6,937,625 for the eleven months ended December 31, 1999. The Company was able to promote its services through the Internet and was successful in developing retail sales in Austin, TX and Long Island, NY. The Company was also able to generate Internet sales for both prescription medications and health and beauty products during 1999.

GROSS PROFIT. Gross profit was 23.43% of sales for the eleven months ended December 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2,638,367 for the eleven months ended December 31, 1999, and represented 38.03 % of net sales. In an effort to implement cost savings and improve profitability, the Company's management team aggressively updated systems in both Retail Pharmacy Operations.

INTEREST EXPENSE. Interest expense during the eleven months ended December 31, 1999 was $965,235.

INCOME TAXES. There was no provision due to the fact that the Company had an operating loss for the eleven months ended December 31, 1999.

     LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1999, the Company had a cash balance of $316,871. Inventories at December 31, 1999 were $94,718 and accounts receivable net of the allowance for doubtful accounts was $1,137,469. In addition, the Company has a revolving credit facility in the amount of $4.0 million available to the Company for short-term borrowings. Borrowings under the facility bear interest at Prime + two percent and are collateralized by a perfected and primary security interest in all assets, accounts receivable, trademarks, licenses, and values of any kind of the Company. At December 31, 1999, borrowings under this facility were $727,804. In addition, The Company secured a loan from a bank for $1,500,000 that bears interest at 8.5%, payable monthly, with the full principle payable in March of 2001.

     The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 12 months from the date hereof.

     YEAR 2000 COMPLIANCE: The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendors and software, which is run on in-house computer networks. During the first quarter of fiscal 1999, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000.

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


ITEM 7. FINANCIAL STATEMENTS

                                                                            Page

        Independent Auditors' Report                                         F-1

        Consolidated Balance Sheet as of
        December 31, 1999                                                    F-2

        Consolidated Statement of Operations for the
        Period from February 1, 1999 to December 31, 1999                    F-3

        Consolidated Statement of Cash Flows for the Period
        From February 1, 1999 to December 31, 1999                           F-4

        Consolidated Statement of Stockholders' Equity
        For the Eleven Months Ended December 31, 1999                        F-5

        Notes to Consolidated Financial Statements                         F-6 -
                                                                            F-12

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Allion Healthcare, Inc. and Subsidiaries
Huntington Station, New York

We have audited the accompanying consolidated balance sheet of Allion Healthcare, Inc. and Subsidiaries, as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from February 1, 1999 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allion Healthcare, Inc. and Subsidiaries as of December 31, 1999 and the results of its operations and its cash flows for the period from February 1, 1999 to December 31, 1999 in conformity with generally accepted accounting principles.

                                                 HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
March 18, 2000


                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31,1999

    ASSETS   (Note 6)
    ------
CURRENT:
  Cash and cash equivalents                                                             $   316,871
  Accounts receivable, net of allowance
    for doubtful accounts of  $ 235,000                                                   1,137,469
  Inventories                                                                                94,718
  Note receivable (Note 4)                                                                  326,393
  Prepaid expenses and other current assets                                                 177,593
                                                                                         ----------
                               Total current assets                                       2,053,044

PROPERTY AND EQUIPMENT, at cost,                            $ 20,659
  less accumulated depreciation and
  amortization of                                           ($  2,134)

TOTAL PROPERTY AND EQUIPMENT                                                                 18,525
OTHER ASSETS                                                                                 20,219
                                                                                        -----------
                                                                                        $ 2,091,788

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                        $ 284,792
  Accrued expenses and other current liabilities                                            518,799
  Revolving credit line (Note 6)                                                            727,804
                                                                                         ----------
                 Total current liabilities                                                1,531,395

LONG TERM LIABILITIES:
  Note Payable (Note 7)                                                                   1,500,000
                                                                                          ---------
                   Total long term liabilities                                            1,500,000

COMMITMENTS (Note 9)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; shares authorized
   5,000,000; issued and outstanding 3,000,000 (Notes 3,7,10 and 12)                         30,000
  Additional paid-in capital                                                              1,080,000
  Unearned compensation                                                                     (33,000)
  Accumulated deficit                                                                    (2,016,607)
                                                                                        ------------
 TOTAL STOCKHOLDERS' DEFICIT                                                               (939,607)
                                                                                        $ 2,091,788

                 See notes to consolidated financial statements.


                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ELEVEN MONTHS ENDED DECEMBER 31, 1999


NET SALES                                                            $6,937,625
COST OF GOODS SOLD                                                    5,312,546
       Gross profit                                                   1,625,079


OPERATING EXPENSES: (Note 9)
      Selling, general and administrative expenses                    2,638,367

      Operating loss                                                 (1,013,288)

INTEREST EXPENSE:                                                     ( 965,235)
                                                                      ----------

LOSS FROM CONTINUING OPERATIONS                                      (1,978,523)

DISCONTINUED OPERATIONS: (Note 4)
   Loss from discontinued operations, net of tax benefit             (1,497,155)
     of $ 820,000.
   Gain on disposal, net of income taxes of $ 820,000                  1,459,071
                                                                       ---------

LOSS FROM DISCONTINUED OPERATIONS                                       (38,084)

NET LOSS                                                            $(2,016,607)

BASIC AND DILUTED LOSS PER COMMON SHARE:
   Continuing operations                                            $      (.66)
   Discontinued operations                                                 (.50)
   Gain on disposal                                                         .49
                                                                          ------
         Net loss                                                   $      (.67)
                                                                    ============

BASIC AND DILUTED WEIGHTED AVERAGE
OF COMMON SHARES OUTSTANDING:                                         3,000,000







                 See notes to consolidated financial statements

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ELEVEN MONTHS ENDED DECEMBER 31, 1999

  OPERATING ACTIVITIES:
Net loss                                                          $  (2,016,607)
Adjustments to reconcile net loss to net cash used
  by operating activities:
     Loss from discontinued operations                               (1,497,155)
     Gain on sale of discontinued operations                          1,459,071
     Non-cash compensation                                               28,000
     Depreciation and amortization                                        2,134
     Provision for doubtful accounts                                    554,798
  Changes in operating assets and liabilities:
     Accounts receivable                                                522,537
     Inventory                                                           97,454
     Note receivable                                                   (326,393)
     Prepaid expenses and other assets                                  176,224
     Accounts payable and accrued expenses                               54,023
                                                                     -----------
        Net cash used by operating activities                          (945,914)
                                                                      ----------

  INVESTING ACTIVITIES:
    Proceeds from dispositions of businesses
      and sales of property and equipment                             3,188,524
    Purchase of property and equipment                                  (18,630)
        Net cash provided by investing activities                     3,169,894
                                                                      ---------

  FINANCING ACTIVITIES:
  Proceeds from sale of Common Stock                                  1,000,000
   Proceeds from draws of line of credit                              9,265,000
   Proc eeds from note payable                                        1,500,000
   Repayment of line of credit                                      (13,672,109)
       Net cash used in financing activities                         (1,907,109)

  NET INCREASE IN CASH AND CASH EQUIVALENTS                             316,871

  CASH, BEGINNING OF PERIOD                                                -
                                                                       ---------
  CASH, END OF PERIOD                                                $  316,871
                                                                      =========

 SUPPLEMENTAL DISCLOSURE:
  Income taxes paid                                                  $        -
                                                                      ==========

  Interest paid                                                      $1,039,894
  Non-cash compensation                                            $     28,000

                 See notes to consolidated financial statements.


                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (NOTES 3,7,10 AND 12)

                             Common Stock
                            5,000,000 Shares
                              $ .01 par value           Additional
                           -------------------
                                                     Par           Paid-In         Unearned
                                     Shares         Value          Capital        Compensation        Deficit          Total
                                     ------         -----          -------        ------------        -------          -----

February 1, 1999                        --       $      --       $      --       $      --        $      --        $      --

Issuance of stock                  2,500,000          25,000         975,000            --               --          1,000,000

Stock options issued
for services                            --              --            61,000         (61,000)            --               --

Amortization of
unearned compensation                   --              --              --            28,000             --             28,000

Warrants issued                         --              --            44,000            --               --             44,000

Stock issued to
unsecured creditors                  500,000           5,000            --              --               --              5,000

Net loss                                --              --              --              --         (2,016,607)      (2,016,607)

Balance,
December 31,1999                   3,000,000     $    30,000     $ 1,080,000     $   (33,000)     $(2,016,607)     $  (939,607)
                                 ===========     ===========     ===========     ===========      ===========      ===========







                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY

         Allion Healthcare, Inc. and Subsidiaries (the "Company") is the parent corporation of three wholly owned subsidiaries; MOMSPharmacy.com, Mail Order Meds, Inc. and Mail Order Meds of New York, Inc. The Company provides specialty prescription medication services to all 50 U.S. States and provides a convenient, private and informative shopping experience for health and personal care products through the Internet.
         On September 15, 1998, the Company, formally known as The Care Group, Inc., filed for protection under Chapter 11 of the Bankruptcy Code. On February 1, 1999, the United States Bankruptcy Court for the Western District of Texas entered an order confirming the Company's First Amended Plan of Reorganization.
         In accordance with generally accepted accounting principles, the Company was required to adopt "fresh start" reporting, which valued all assets and liabilities at their fair values as of the effective date. The financial statements are not comparable with those prepared prior to confirmation because they are, in effect, those of a new company. See Note 3 regarding the plan of reorganization.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The consolidated financial statements include the accounts of the Company and its three wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

INVENTORIES. Inventories consist entirely of pharmaceuticals. Inventories are recorded at lower of cost or market, cost being determined on a first-in, first-out ("FIFO") basis.

USE OF ESTIMATES BY MANAGEMENT. The preparation of the Company's financial statements in conformity with generally accepted accounting principles require the Company's management to make certain estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Such estimates primarily relate to accounts receivable, inventory and deferred tax valuation. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of five years for office furniture and equipment.

INCOME TAXES. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

STATEMENT OF CASH FLOWS. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

CREDIT RISK. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high-quality financial institutions. The Company's customer base consists of a large number of diverse customers.

NET LOSS PER SHARE INFORMATION. The Company accounts for net loss per share in accordance with SFAS No. 128. Basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares, consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the Treasury Stock Method): common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the eleven months ended December 31, 1999, does not include the impact of 735,100 and 100,000 common stock options and warrants then outstanding, respectively, as the effect of their inclusion would be anti-dilutive.

STOCK-BASED COMPENSATION. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

NOTE 3.  PLAN OF REORGANIZATION

         On February 1, 1999 the Bankruptcy Court confirmed the Company's Plan of Reorganization. The confirmed plan provided for the following:

SECURED DEBT. The Company's $5,135,000 secured debt (secured by a first and senior lien on all assets and intangibles), was reaffirmed. This debt was converted into a $4,000,000 line of credit, with interest accruing at prime plus 2%, not to exceed 85% of qualified accounts as defined. The balance was converted into a three-year note, with quarterly interest payments due, at a rate of prime plus 4%. The prime rate at December 31, 1999 was 8.5%. In addition, the Company issued 750,000 warrants (See Note 10).

PRIORITY TAX CLAIMS. The Company is required to pay the State of Texas a claim of approximately $16,000 in equal quarterly payments over six years with annual interest of 12%.

TRADE AND OTHER MISCELLANEOUS CLAIMS. The holders of approximately $7,844,000 of trade and other miscellaneous claims received a total of 500,000 shares of common stock, issued on a pro-rata basis. The stock certificates were distributed in February 2000.

PREFERRED STOCK. The holders of all shares of preferred stock received no compensation of any kind from the Company.

COMMON STOCK. The holders of all shares of common stock received no compensation of any kind from the Company.

NOTE 4.  DISCONTINUED OPERATIONS

         On June 25, 1999, the Company sold certain assets of its Houston, Texas operation including all licenses, inventory, customer lists and names. The Company retained all accounts receivable for services rendered prior to June 25, 1999. As a result, the Company discontinued its operation in Houston, Texas as of June 25, 1999. The proceeds of the sale were $2,820,805, including $2,420,805 in cash and a note for $400,000 payable on June 30, 2000. The Company has recorded $2,683,000 in bad debt expense representing all accounts receivable from Houston uncollected as of December 31, 1999.
         In addition, the Company sold all of its records, specified contracts and licenses, operating certificates and permits of Commonwealth Certified Home Care, Inc., a certified home health agency, for $302,000. The sale was consummated in August 1999 in accordance with the confirmation order from the Bankruptcy Court.

Net revenues and loss from discontinued operations are as follows:

Revenues, net                         $ 4,024,771
                                      -----------
Cost and expenses:
Cost of revenues                        2,445,112
Selling, general and administrative     3,829,201
Depreciation and amortization              67,613
                                      -----------
                                        6,341,926
                                      -----------
Operating loss                         (2,317,155)
Income tax benefit                        820,000
                                      -----------

Net Loss                              $(1,497,155)
                                      ===========

NOTE 5.  SETTLEMENT OF CLAIM WITH THE I.R.S.

         The United States Bankruptcy Court entered an order confirming the settlement of the I.R.S. claim against the Company on September 29, 1999. The Company has agreed to pay $130,000 over the next six years to satisfy the I.R.S. claim. The Company will not carry forward any net operating losses or credits available from pre-1999 periods, into post-1998 tax years. Also, the Company will not carry back any net operating losses to pre-1999 tax years. The Company will have no federal income tax liability from any periods prior to January 1, 1999. In addition, the I.R.S. will not conduct any further audits of the company for periods prior to January 1, 1999, provided that the terms of the Bankruptcy Court's confirmation order of February 1, 1999 apply.

NOTE 6.  REVOLVING CREDIT LINE

         The Company has a revolving credit facility in the amount of $4.0 million available for short-term borrowings. This credit facility expires on April 21, 2001. Borrowings under the facility bear interest at Prime + two percent and are collaterized by a perfected and primary security interest in all assets, accounts receivable, trademarks, licenses and values of any kind of the Company.

NOTE 7.  NOTE PAYABLE

         The Company has a promissory note in the amount of $1,500,000 that is due and payable on March 31, 2001. The note bears interest at 8.5% annually and the Company is required to make monthly interest payments. The note was guaranteed by a Director of the Company, in exchange for 375,000 warrants to purchase common stock of the Company at a price of $1.00 per share (See Note 13).

NOTE 8.  INCOME TAXES

         A reconciliation of the income tax (benefit) computed at the statutory Federal income tax rate to the reported amount follows:

                                                      December 31, 1999
                                                      -----------------

Federal Statutory Rate:                              34%
                                                     ---
Tax benefit at Federal Statutory Rates                     $ (672,693)
Loss in excess of available benefit                           670,908
Other, net                                                      1,785
                                                         ---------------
                                                           $       -

Deferred tax assets comprise the following:

                                                     December 31, 1999
                                                     -----------------

Allowance for doubtful accounts                          $     94,813
Depreciation                                                      360
Loss carryforwards                                            725,979
                                                          -----------

Gross deferred tax assets                                     821,152
Valuation allowance                                         ( 821,152)
                                                         -------------
                                                         $        -

NOTE 9.  LEASE COMMITMENTS

         The Company leases office space in Huntington Station, New York and Austin, Texas. The lease for the New York space expires in December 2003 and the lease for the Texas space expires in May 2003.
         At December 31, 1999, the Company's lease commitments provide for the following minimum annual rentals.

                               2000     $ 117,110
                               2001       121,668
                               2002       128,841
                               2003        99,891
                                        ---------

                                        $ 467,510
                                        =========

         During the eleven months ended December 31, 1999, rental expense amounted to $ 106,805.

NOTE 10. STOCKHOLDERS' EQUITY

         a. Common stock
                  Pursuant to the Company's Plan of Reorganization, 2,500,000 shares of common stock were issued to an investor group led by a director of the Company for proceeds of $1,000,000.

         b.   Common shares reserved
                  Common shares reserved at December 31,1999, are as follows:

                  Stock Option Plan                           514,900
                  Warrants                                    100,000

            c.   Stock Options
                  (i) Under the terms of the Company's Stock Option Plan, the Board of Directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of the Company. In connection with the introduction of the Stock Option Plan, 1,250,000 shares of common stock were reserved for future issuance. Generally, the Company grants stock options with exercise prices equal to the fair market value of the common stock on the date of the grant, as determined by the Board of Directors. Options generally vest over a two to five year period and expire ten years from the date of the grant.

The following table summarizes activity under the Company's Stock Option Plan for the eleven months ended December 31, 1999:

                                      Number of        Weighted Average
                                       shares           Exercise Price
                                       ------           --------------
 Initial Authorization:
 Options granted                      735,100               $ .18
 Options exercised
 Options cancelled                       -                    -
                                      --------              ---------
Outstanding at
December 31, 1999                      735,100              $   .18
                                     =========              ========

The following table summarizes information regarding stock options outstanding and exercisable as of December 31, 1999:


                  Options Outstanding                                      Options Exercisable
------------------------------------------------------------         ------------------------------
                                   Weighted          Weighted                             Weighted
Range of                           Average            Average                              Average
Exercise           Number          Remaining         Exercise           Number            Exericse
Prices          Outstanding    Contractual Life       Price           Outstanding           Price
------          -----------    ----------------       -----           -----------           -----

$.17-$.66         735,100         9.1 years            $.18               334,822           $ .17


(ii) Under APB No. 25, no compensation expense is recognized when the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of the grant. The Company has elected the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("FASB 123") in accounting for its employee stock options. Accordingly, no compensation expense has been recognized. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would not have been impacted.
         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The following range of weighted-average assumptions were used for grants during the year ended December 31, 1999.

                           Year Ended December 31, 1999
                           ----------------------------

Dividend yield                      0.00%
Volatility                          0.00%
Risk-free interest rate             5.50%
Expected life                      Five years

         The weighted average grant date fair value of options granted during 1999 was $.13.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

d.   Warrants

         On June 30, 1999, the Company repurchased 750,000 warrants previously issued to a lender in connection with its new financing agreement for $500,000. The Company has recorded the payment as prepaid interest and is amortizing the balance over the expected term of the credit facility.

         During 1999, the Company issued 100,000 common stock warrants to consultants, which resulted in compensation approximating $12,000.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:
         Current Assets and Current  Liabilities:  The carrying  amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.
         Long-Term Debt: The fair value of the Company's long term debt, including the current portions, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at December 31, 1999 approximates its fair value.

NOTE 12. SUBSEQUENT EVENTS

     On January 4, 2000, the Company settled a pending lawsuit whereby the Company will receive $121,580 in six monthly installments beginning in January 2000.

     On January 11, 2000, The Board of Directors finalized an agreement with a outside Director for his guarantee of the $1.5 million loan with a bank. The Director was granted warrants to purchase 375,000 shares of common stock at $1.00, for his personal guarantee on the loan, which serves as collateral for the loan, and to guarantee an extension for the loan until March 31, 2001.

     On February 7, 2000, the Company was deemed to have complied with all requirements of the Confirmation order issued on February 1, 1999 related to issuance of Common Stock of approved creditors. In accordance with the Confirmation Order, the Company issued 500,000 shares of Common Stock to approved creditors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9.  MANAGEMENT OF THE COMPANY

                        EXECUTIVE OFFICERS AND DIRECTORS

         Our executive officers and Directors, their ages and the positions held by them, as of December 31, 1999 are as follows:

NAME                                AGE   POSITION
----                                ---   --------

Michael P. Moran.................   39    President and Chief Executive Officer,
                                          Chief Financial Officer and Secretary
John Pappajohn ..................   71    Director
Derace Schaffer, M.D. ...........   52    Director

         MICHAEL P. MORAN has served as President and CEO since September 1997. Mr. Moran was hired to turn around the financial picture of the Company and refocus its core business units. Mr. Moran managed the Company through a successful Chapter 11 reorganization in 4 months, increased business in the Specialty Pharmacy divisions, and launched the Internet Pharmacy operations. From 1996 to September of 1997 Mr. Moran was a Regional Vice President at Coram Healthcare, Inc. From 1990 to 1996 Mr. Moran was a Regional Vice President for Chartwell Home Therapies, Inc. From 1982 to 1990 Mr. Moran held various sales and management positions at Critical Care America, Inc. Mr. Moran received a B.A. in Management from

Assumption College, and was a second team All-American Football player.

         JOHN PAPPAJOHN has served as a Director since 1997. Since 1969, Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a Venture Capital Firm and President of Equity Dynamics, Inc., a financial Consulting firm, both based in Des Moines, Iowa. Mr. Pappajohn currently serves as a Director of the following public companies: American Physician Partners, Inc., Patient InfoSystems, Inc., and Pace Health Management Systems. Mr. Pappajohn received his B.S.C. from the University of Iowa.

         DERACE SCHAFFER, M.D. has served as a Director since 1997. Dr. Schaffer is President of the Ide Imaging Group, P.C., as well as the LAN Group, a venture capital firm specializing in healthcare and high technology investments. He serves as a Director of the following public companies: Patient Information Systems, Inc., American Physician Partners, Inc., and Oncor, Inc. He is also a Director of several private companies including: Analytica, Inc., Card Systems, Inc., and Logisticare, Inc. Dr. Schaffer is a board certified Radiologist. He received his post-graduate radiology training at Harvard Medical School and The Massachusetts General Hospital, where he served as Chief Resident. Dr. Schaffer is a member of Alpha Omega Alpha, the national medical honor society and is a Clinical Professor of Radiology at the University of Rochester School of Medicine.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation received for services rendered to Allion Healthcare, Inc., for 1999 by its Chief Executive Officer.


                                                  Long Term
                                                Compensation
                                                  Awards
     Name and                      1999          Securities
     Principal            Annual Compensation    Underlying        All Other
     Position           Salary         Bonus       Options      Compensation (1)
-------------------     ----------  ---------- ---------------  ----------------
Michael P. Moran        $140,231    $64,231 (1)    500,000          $120,000
President, Chief
Executive Officer,
Chief Financial
Officer, Secretary

(1) Represents commission earned for sale of Houston operations, which was not paid out to Mr. Moran during 1999.

Mr. Moran holds options to purchase 500,000 shares of common stock of the Company. There is no public market for the Company's securities. Accordingly, it is difficult to determine the value of such options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         As of December 31, 1999, set forth below are the number of shares and the percentage of outstanding shares of Common Stock of the Company owned beneficially by each director of the Company and by each shareholder known by the company to own more than five percent of the Company's common stock. (INCLUDING THOSE SHARES SUBJECT TO OUTSTANDING OPTION OR WARRANTS):




                                                          BENEFICIAL OWNERSHIP

 NAME AND ADDRESS                                 NUMBER OF
OF BENEFICIAL OWNER                               SHARES (1)      PERCENTAGE (2)
-------------------                               -----------     --------------

John Pappajohn                                    1,100,000 (3)           35.48%
2116 Financial Center
Des Moines, IA  50309

Derace Schaffer, M.D.                               300                   9.67%
3489 Elmwood Avenue
Rochester, NY  14610

Michael P. Moran                                    500,000 (5)           16.12%
33 Walt Whitman Road, Suite 200A
Huntington Station, NY 11746

Northwest Holdings, Ltd.                            250,000               8.06%
4th Floor, Bank of Nova Scotia Bldg.
P.O. Box 1068, Georgetown
Grand Cayman, Cayman Islands, B/.W.I.

Edgewater Private Equity Fund II, L.P.              562,500              18.14%
900 N. Michigan Avenue, 14th Floor
Chicago, IL  60611

Officers and Directors                            1,900,000              61.29%
As a group (3 persons)

(1) This table is based upon information supplied by the officer, directors and principal shareholders and applicable schedules filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. The number of shares for each person is calculated in accordance with the rules of the Securities and Exchange Commission and includes shares each person has the right to acquire within 60 days from the exercise of stock options.

Percentages are calculated on the basis of the amount of outstanding shares of stock (2,500,000), plus for each person or group, any shares that person or group has the right to acquire within 60 days through the exercise of options.

 Includes 475,000 shares held by Halkis, Ltd., a sole proprietorship owned by Mr. Pappajohn, 250,000 shares held by Thebes, Ltd., a sole proprietorship owned by Mr. Pappajohn's spouse. Mr. Pappajohn disclaims beneficial ownership of the shares owned by Thebes, Ltd. Includes 50,000 Director Options granted effective February 1, 1999.

(4) Includes 50,000 Director Options granted effective February 1, 1999.

(5) Includes 500,000 options granted effective February 1, 1999.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             One of the Company's Directors, John Pappajohn, personally guaranteed a loan made by West Bank to the Company. The loan was for $ 1,500,000 and is due on June 16, 2000. On January 11, 2000, Mr. Pappajohn, agreed to personally guarantee the note, as collateral, through March 31, 2001 in exchange for 375,000 warrants to purchase common stock at $1.00 per share.

ITEM 13. COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

         The Company knows of no existing failure to file a required form.

ITEM 14. EXHIBITS AND REPORTS ON FOR 8-K
         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         Exhibit           2.1      Confirmation Order dated February 1, 1999.*

                           2.2 First Amended Plan of Reorganization of The Care Group, Inc., et al dated January 2, 1998.*

                           3.1 Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of Delaware on October 7, 1999.*

                           3.2      Amended  and   Restated   By-laws   of   the
                                    Registrant.*

                           10.1 Asset Purchase Agreement, dated as of June 25, 1999, by and between The Care Group of Texas, Inc., Care Line of Houston, Inc. and Osher Investments, Ltd.*

                           10.2 Agreement, dated as of November 1, 1999, among The Care Group, Inc., Commonwealth Certified Home Care, Inc. and Visiting Nurse Service of New York Home Care.*


*Filed as an exhibit to the Company's Current Report on Form 10-K filed on October 18, 1999 SIGNATURES


             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              Date:   March 18, 2000

                                       ALLION HEALTHCARE, INC., AND SUBSIDIARIES
                                       -----------------------------------------
                                                      (Registrant)

                                       By:  Michael P. Moran
                                            ------------------------------------
                                            Michael P. Moran, Director
                                            President, Chief Executive Officer,
                                            Chief Financial Officer, Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  John Pappajohn
----------------------------------------
      John Pappajohn, Director
      Date: March 16, 2000

/s/    Derace Schaffer, M.D.
----------------------------------------
        Derace Schaffer, M.D., Director
        Date: March 16, 2000