Form 10QSB
period 2000-03-31
ALLION HEALTHCARE INC
filed 2000-05-15
CIK 847935

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------
                        OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number:0-17821

                             ALLION HEALTHCARE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    11-2962027
-------------------------------                   --------------------
(State or other jurisdiction of                    (I.R.S.Employer
incorporation or organization)                    Identification No.)

33 Walt Whitman Road, Suite 200A  Huntington Station, NY 11746
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (631) 547-6520
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES  X      NO
          ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                       Outstanding at
         Class of Common Stock         MARCH 31, 2000
         ---------------------         --------------

            $.01 par value               3,096,813

Transitional small business disclosure format (check one):

YES         NO  X
    ---        --

                                TABLE OF CONTENTS





  PART I.  FINANCIAL INFORMATION                                           Page

           Financial Statements:

             Condensed Consolidated Balance Sheet as of
                    March 31, 2000 (Unaudited)                                3

             Condensed Consolidated Statements of Operations
                    for the Three Months Ended March 31, 2000 and
                    Two  Months Ended March 31, 1999 (Unaudited)              4

             Condensed Consolidated Statements of Cash Flows
                    for the Three Months Ended March 31, 2000 and
                    Two Months Ended March 31, 1999 (Unaudited)               5

             Notes to Condensed Consolidated Financial
                    Statements                                              6-8

     Management's Discussion and Analysis of
      Financial Condition and Results of Operations                         8-9

  PART II. OTHER INFORMATION

     Item 6:  Exhibits and Reports on Form 8-K                                9

     Signatures                                                               9

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


 ASSETS                                          March 31,2000
 ------                                          -------------

CURRENT:
 Cash and cash equivalents                        $  764,979
 Accounts receivable, net                            929,544
 Inventories                                          95,094
 Note receivable                                     302,264
 Prepaid expenses and other
  current assets                                      52,128
                                                   ---------
         Total current assets                      2,144,009

PROPERTY AND EQUIPMENT, net                           26,682
OTHER ASSETS                                          20,219
                                                  ----------

                                                 $ 2,190,910
                                                 ===========

 LIABILITIES AND STOCKHOLDERS' DEFICIT
 -------------------------------------
CURRENT:
 Accounts payable                                $   237,340
 Accrued expenses and other
  current liabilities                                593,381
 Revolving credit line                                  -
 Note payable                                      1,500,000
                                                  ----------

 Total current liabilities                         2,330,721

STOCKHOLDERS' DEFICIT:
 Preferred stock,$.01 par value; shares
  authorized 5,000,000; issued and
  outstanding 512,500                                  5,125

 Common stock, $.01 par value; shares
  authorized 20,000,000; issued and
  outstanding 3,096,813                               30,000
  Additional paid-in capital                       2,116,975
  Unearned compensation                              (25,500)
  Accumulated deficit                             (2,266,411)
                                                  ------------
TOTAL STOCKHOLDERS' DEFICIT                         (139,811)
                                                 ------------
                                                $  2,190,910
                                                ============





            See notes to condensed consolidated financial statements.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             Three months ended Two months ended
                                                 March 31, 2000   March 31, 1999
                                                 --------------   --------------

NET SALES                                         $ 2,120,492    $ 1,114,462
COST OF GOODS SOLD                                  1,704,515        826,258
                                                  -----------    -----------
     Gross profit                                     415,977        288,204

OPERATING EXPENSES:
     Selling, general and
      administrative expenses                         616,707        634,131
                                                  -----------    -----------

     Operating loss                                  (200,730)      (345,927)
                                                  -----------    -----------

OTHER:
    Interest expense                                 (192,070)      (131,244)
    Other income, net                                  36,540           --
                                                  -----------    -----------
     Total other income (expense)                    (155,530)      (131,244)
                                                  -----------    -----------

LOSS BEFORE INCOME TAXES                             (356,260)      (477,171)

PROVISION FOR INCOME TAXES                                915           --
                                                  -----------    -----------

LOSS FROM CONTINUING OPERATIONS                      (357,175)      (477,171)
                                                  -----------    -----------

INCOME FROM DISCONTINUED OPERATIONS
 NET OF TAX PROVISION OF $37,000
  AND $47,000, RESPECTIVELY                           107,371        139,213
                                                  -----------    -----------

NET LOSS                                          $  (249,804)   $  (337,958)
                                                  ===========    ===========

BASIC AND DILUTED INCOME (LOSS) PER
  COMMON SHARE
    Continuing operations                         $      (.12)   $      (.19)
    Discontinued operations                               .04            .05
                                                  -----------    -----------

    Net loss                                      $      (.08)   $      (.14)
                                                  ===========    ===========


BASIC AND DILUTED WEIGHTED AVERAGE
 OF COMMON SHARES OUTSTANDING                       3,096,813      2,500,000
                                                  ===========    ===========




             See notes to condensed consolidated financial statements

                ALLION HEALTHCARE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                            Three months ended  Two months ended
                                               March 31,2000      March 31,1999
                                               -------------      -------------

OPERATING ACTIVITIES:
  Net loss                                            (249,804)        (337,958)
  Adjustments to reconcile net loss to
  net cash provided by(used in)operating
activities:

Income from discontinued operations                    107,371          139,213
Non-cash compensation                                    7,500             --
Depreciation and amortization                            1,245              111
Provision for doubtful accounts                         80,820          264,109

Changes in operating assets and liabilities:
Accounts receivable                                    127,105         (277,735)
Inventory                                                 (376)         (41,778)
Prepaid expenses and other assets                      125,465           61,906
Accounts payable and accrued expenses                   27,130          (61,922)
                                                   -----------      -----------

Net cash provided by (used in)
operating activities                                   226,456         (254,054)
                                                   -----------      -----------

INVESTING ACTIVITIES:
  Note receivable                                       24,129             --
  Purchase of property and equipment                    (9,402)            --
                                                   -----------      -----------

  Net cash provided by investing activities             14,727             --
                                                   -----------      -----------
FINANCING ACTIVITIES:
Proceeds from sale of Preferred Stock                1,025,000             --
Proceeds from exercise of stock
options and warrants                                    17,100             --
Proceeds from sale of Common Stock                        --          1,000,000
Proceeds from draws of line of credit                1,720,000        1,985,000
  Repayment of line of credit                       (2,555,175)      (2,689,473)
                                                   -----------      -----------

Net cash provided by
  financing activities                                 206,925          295,527
                                                   -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              448,108           41,473

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                   316,871             --
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                     $   764,979      $    41,473
                                                   ===========      ===========



      See notes to condensed consolidated financial statements.

               ALLION HEALTHCARE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  Basis of Presentation
    ---------------------

              The consolidated financial statements of Allion Healthcare, Inc. and Subsidiaries (the "Company") include the accounts of the Company and its three wholly owned subsidiaries; MOMSPharmacy.com, Mail Order Meds, Inc. and Mail Order Meds of New York, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

2.  Inventories
    -----------

              Inventories at March 31, 2000 were comprised of pharmaceuticals.

3.  Note Payable
    ------------

              The Company has a promissory note in the amount of $1,500,000 that is due and payable on March 31, 2001. The note bears interest at 8.5% annually and the Company is required to make monthly interest payments. The note was guaranteed by a Director of the Company, in exchange for 375,000 warrants to purchase common stock of the Company at a price of $1.00 per share.

4.  Interim Periods
    ---------------

              The financial statements for the three months ended March 31, 2000 and the two months ended March 31, 1999 are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for fair presentation of financial position and results of operations. Results for the interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company's December 31, 1999 consolidated financial statements and notes thereto.

5.  Plan of Reorganization
    ----------------------

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

6.  Discontinued Operations
    -----------------------

              On June 25, 1999,  the Company sold certain assets of its Houston,

Texas operation including all licenses, inventory customer lists and names. As a result, the Company has discontinued all its operations in Houston, Texas as of June 25, 1999. The proceeds of the sale were $2,820,805, including $2,420,805 in cash and a note for $400,000 payable on June 30, 2000. The Company has recorded $2,683,000 in bad debt expense representing all accounts receivable from Houston uncollected as of December 31, 1999. In addition, the Company sold all of its records, specified contracts and licenses, operating certificates and permits of Commonwealth Certified Home Care, Inc., a certified home health agency, for $302,000. The sale was consummated in August 1999 in accordance with the confirmation order from the Bankruptcy Court. Accordingly, results from the Houston, Texas and Commonwealth Certified Home Care operations are shown as discontinued operations with the prior year restated.

7.  Settlement of Claim with the I.R.S.
    -----------------------------------

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

8.  Issuance of Common Stock to Creditors
    -------------------------------------

              The holders of approximately $7,844,000 of trade and other miscellaneous claims received a total of 500,000 shares of common stock, issued on a pro-rata basis. The stock certificates were distributed in February 2000.

9.  Warrants
    --------

              On June 30, 1999 the Company purchased 750,0000 warrants previously issued to a lender in connection with its financing agreement for $500,000. In 1999, the Company recorded the payment as prepaid interest and has amortized the entire balance as of March 31, 2000.

10. Issuance of Preferred Stock
    ---------------------------

              During the quarter ended March 31, 2000, the Company issued 512,500 shares of Series A Convertible Preferred Stock in exchange for
$1,025,000. These securities were issued pursuant to Rule 506 under Section 4(2), 4(6) of the Securities Act.

11. Settlement of Lawsuit
    ---------------------

              On January 4, 2000, the Company settled a pending lawsuit whereby the Company will receive $121,580. The payments began in January 2000.


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

RESULTS OF OPERATIONS
---------------------

THREE  MONTHS  ENDED MARCH 31, 2000  COMPARED TO THE TWO MONTHS  ENDED MARCH 31,
--------------------------------------------------------------------------------
1999
----

NET SALES: Net sales of the Company's mail order medications divisions were $2,120,492 for the three months ended March 31, 2000 and $1,114,462 for the two months ended March 31,1999. Monthly average net sales of specialty prescription medication increased by 27% during the first quarter of 2000 as compared to February and March, 1999.

GROSS PROFIT: Gross profit was 19.62% of sales for the three months ended March 31, 2000 and 25.86% for the two months ended March 31, 1999. The decrease was reflective of a change in prescription therapy and payor mix, as well as prescription reimbursement pricing pressure.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were $611,707 for the three months ended March 31, 2000 and $634,131 for the two months ended March 31, 2000. The decrease in selling general and administrative expenses is attributable to a reduction in administrative personnel.

OTHER INCOME (EXPENSE): Other income (expense) during the three months ended March 31, 2000 was ($155,530) and ($131,244) for the two months ended March 31, 1999. For the three months ended March 31, 2000, other income (expense) is comprised of interest expense and the net gain from the Company's settlement of a lawsuit.

LIQUIDITY AND CAPITAL RESOURCES: At March 31, 2000 and March 31, 1999 the Company had cash balances of $764,979 and $41,473 respectively. Inventories at March 31, 2000 and March 31, 1999 were $95,094 and $233,950 respectively. In addition, the Company has a revolving credit facility in the amount of $4.0 million available to the Company for short-term borrowings. Borrowings under the facility bear interest at Prime + 2% and are collateralized by a perfected and primary security interest in all assets, accounts receivable, trademarks, licenses, and values of any kind of the Company. At March 31, 2000 and March 31, 1999, the borrowings under this facility were $0 and $4,569,654.

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 12 months from the date hereof.




                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES




PART II. OTHER INFORMATION


Item 6:           Exhibits and Reports on Form 8-K
                  --------------------------------

                  There were no reports on Form 8-K filed during the quarter ended March 31, 2000.


SIGNATURES
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2000


                             ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                             -----------------------------------------
                                           (Registrant)


                             By:  /s/ Michael P. Moran
                                  -------------------------
                                  Michael P. Moran, Director,
                                  President, Chief Executive Officer,
                                  Chief Financial Officer, Secretary