Form 10KSB/A
period 1999-12-31
ALLION HEALTHCARE INC
filed 2000-07-27
CIK 847935

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

                         Commission File Number:0-17821

                             ALLION HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              11-2962027
                 --------                              ----------
       (State or other jurisdiction of              (I.R.S.Employer
        incorporation or organization)              Identification No.)

         33 WALT WHITMAN ROAD, SUITE 200A  HUNTINGTON STATION, NY 11746
         --------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)

         Registrant's telephone number, including area code   (631) 547-6520
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

                                                              YES  X      NO
                                                                  ---

Transitional small business disclosure format (check one):

                                                              YES         NO  X
                                                                  ---        --


The purpose of this amendment to the Registrant's Annual Report on form 10-KSB is to amend Items 6 and 7.

                                TABLE OF CONTENTS

PART I.

ITEM 1.     BUSINESS.......................................................... 2
ITEM 2.     PROPERTIES........................................................ 8
ITEM 3.     LITIGATION........................................................ 8
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 9

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS............................................... 9
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS
                     OF OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION....... 9
ITEM 7.     FINANCIAL STATEMENTS..............................................11
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE.................................24

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS......24
ITEM 10.    EXECUTIVE COMPENSATION............................................25
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT... 25
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................26
ITEM 13.    COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT................26
ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K..................................26




FORWARD-LOOKING STATEMENTS
--------------------------
The Statements in this Report on Form 10-KSB that are not based on historical information are considered forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Allion Healthcare, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations, including, among others, rapid technological and other changes in the market we serve, our numerous competitors and the few barriers to entry for potential competitors, the short-term nature of many of our contracts, the seasonality and quarterly variations we experience in our revenue, our uncertain revenue growth, our ability to attract and retain qualified personnel, our ability to expand our infrastructure and manage our growth, and our ability to identify, finance and integrate acquisitions, among others. If any of these risks or uncertainties materialize, or if any of the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us. These and other risks are detailed in this Annual Report on Form 10-KSB and in other documents filed by us with the Securities and Exchange Commission. Allion Healthcare, Inc. undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

INDUSTRY BACKROUND

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

MOMSPHARMACY.COM STRATEGY

         The Company's objective is to become a leading Internet commerce site providing confidentiality, convenience and a competitively priced and extensive selection of products. The Company believes that customers will benefit from and patronize our site for simplicity and ease of use.

CONTINUE TO BUILD OUR BRAND. Through existing customers and current patient referral sources the Company will market the launch of its expanded Internet Pharmacy. The Company has plans to advertise in select markets in areas such as California, New York, Washington, Virginia, Florida and Texas with print media and radio. Since 80% of the purchases made for products used in the home are made by women, the Company believes a name conveying MOMSPharmacy.com and security will be easily remembered. In addition, the Company has reserved additional names including MOMRX.com and WECOSTLESS.com, which will be directed to the site. The Company has also reserved the LAPHARMACIA.com domain name, which will initially direct visitors to the site. In the near future, the Company hopes to expand its business line to a Spanish pharmacy, and capitalize on this undeveloped market of five million Spanish speaking Internet users.

MAINTAIN OUR OWN INDEPENDENT PHARMACY LICENSES. The Company maintains necessary licenses to ship prescription medications to all 50 United States and has licensed Pharmacies located in New York and Texas. The Company owns the pharmacies and provides confidential services and consultation to patients. Since it may not be possible to obtain licenses in all 50 states, the Company believes these licenses may have significant value to the Company.

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

AFFILIATE PROGRAMS WITH IPA'S AND GROUPS. The Company believes that IPA's and other insurance groups are looking to build identity and communication with their members. The Company hopes to be able to offer these groups an affiliate program that will accomplish these goals. The Company is planning to give selected groups an individual code to pass on to their members when they register at the online pharmacy. While other affiliate programs offer 15% and more in commissions, the fees are only paid if the customer arrives at the site through the portal. Affiliates of the Company will receive smaller fees, however, the customer will be assigned to the affiliate for all subsequent purchases. This should encourage support from such desired sources as students at large universities, mothers and small civic and business groups.

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

         The Company may plan to roll out its affiliate program to IPA's, HMOs, colleges and Universities and small business groups, early in 2000. The Company also plans to target "MOMS", who actually make more than 80% of the household purchases for the products the Company plans to offer online. The Company believes an aggressive affiliate program that generates profits for the affiliates will allow it to expand name recognition and generate sales from across the country.

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

FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to; those discussed in the section entitled "Management's Discussion and Analysis of Consolidated Results of Operations and Consolidated Financial Condition." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2000.

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

REVENUE RECOGNITION. Revenue is recognized as medications or products are delivered to customers. A substantial portion of the Company's revenue is billed to third-party payers, including insurance companies, managed care plans and governmental payers. Revenue is recorded net of contractual adjustments and related discounts. Contractual adjustments represent estimated differences between billed revenues and amounts expected to be realized from third-party payers under contractual agreements.

PROVISION FOR ESTIMATED UNCOLLECTIBLE ACCOUNTS. Management regularly reviews the collectability of accounts receivable by tracking collection and write-off activity. Estimated write-off percentages are then applied to each aging category by payer classification to determine the allowance for estimated uncollectable accounts. The allowance for estimated uncollectable accounts is adjusted as needed to reflect current collection, write-off and other trends, including changes in assessment of realizable value. While management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter-end and that the Company has made adequate provision for uncollectable accounts based on all available information, no assurance can be given as to the level of future provisions for uncollectable accounts, or how they will compare to the levels experienced in the past. The Company's ability to successfully collect its accounts receivable depends, in part, on its ability to supervise and train personnel in billing and collection, and minimize losses related to system changes. Between October 1999 and December 1999 the Company realized a need to increase its provision for estimated uncollectable accounts by approximately $500,000. The reason for this provision was a result of both an increased demand by certain payers requesting extensive documentation related to manual claims submitted, and the conversion of the Pharmacy Operations in both Austin, TX and New York to a new on-line billing system to comply with year 2000(Y2K),concerns and requirements. Management decided to focus the Company's resources and efforts on the system conversions and implementation during this period, rather than attempting to respond to documentation request by payers, which might have delayed the system implementation.

LIQUIDITY AND CAPITAL RESOURSES. At December 31, 1999, the Company had a cash balance of $316,871. Inventories at December 31, 1999 were $94,718 and accounts receivable net of the allowance for doubtful accounts was $1,137,469. In addition, the Company has a revolving credit facility in the amount of $4.0 million available to the Company for short-term borrowings. Borrowings under the facility bear interest at Prime + two percent and are collateralized by a perfected and primary security interest in all assets, accounts receivable, trademarks, licenses, and values of any kind of the Company. At December 31, 1999, borrowings under this facility were $727,804. In addition, The Company secured a loan from a bank for $1,500,000 that bears interest at 8.5%, payable monthly, with the full principle payable in March of 2001.

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



  ITEM 7.  FINANCIAL STATEMENTS
                                                                       Page
                                                                       ----

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

          Notes to Consolidated Financial Statements               F-6-F-13


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

                                                     HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
March 18, 2000




                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

    ASSETS   (Note 6)
    ------

CURRENT:
  Cash and cash equivalents                              $   316,871
  Accounts receivable, net of allowance
    for doubtful accounts of  $ 235,000                    1,137,469
  Inventories                                                 94,718
  Note receivable (Note 4)                                   326,393
  Prepaid expenses and other current assets                  177,593
                                                         -----------
                   Total current assets                    2,053,044

PROPERTY AND EQUIPMENT, at cost,             $ 20,659
  less accumulated depreciation and
  amortization of                           ($  2,134)
TOTAL PROPERTY AND EQUIPMENT                                  18,525
OTHER ASSETS                                                  20,219
                                                         -----------

                                                         $ 2,091,788
                                                         ===========

    LIABILITIES AND STOCKHOLDERS' DEFICIT
    -------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                         $ 284,792
  Accrued expenses and other current liabilities             518,799
  Revolving credit line (Note 6)                             727,804
                                                         -----------

                   Total current liabilities               1,531,395


LONG TERM LIABILITIES:
  Note Payable (Note 7)                                    1,500,000
                                                         -----------
                 Total long term liabilities               1,500,000

COMMITMENTS (Note 9)

STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par value; shares authorized
   5,000,000; issued and outstanding 3,000,000
 (Notes 3,7,10 and 12)                                       30,000
  Additional paid-in capital                              1,080,000
  Unearned compensation                                     (33,000)
  Accumulated deficit                                    (2,016,607)
                                                        -----------
 TOTAL STOCKHOLDERS' DEFICIT                               (939,607)
                                                        -----------
                                                         $2,091,788
                                                        ===========


                 See notes to consolidated financial statements.





                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ELEVEN MONTHS ENDED DECEMBER 31, 1999


NET SALES                                        $6,937,625
COST OF GOODS SOLD                                5,312,546
                                                 ----------

       Gross profit                               1,625,079
OPERATING EXPENSES: (Note 9)
      Selling, general and
       administrative expenses                    2,638,367
                                                 ----------
      Operating loss                             (1,013,288)

INTEREST EXPENSE:                                 ( 965,235)
                                                 ----------
LOSS FROM CONTINUING OPERATIONS                  (1,978,523)
                                                 ----------
DISCONTINUED OPERATIONS: (Note 4)
   Loss from discontinued operations,
    net of tax benefit of $820,000               (1,497,155)
   Gain on disposal, net of income taxes
    of $ 820,000                                  1,459,071
                                                 ----------

LOSS FROM DISCONTINUED OPERATIONS                   (38,084)
                                                -----------
NET LOSS                                        $(2,016,607)
                                                ===========


BASIC AND DILUTED LOSS PER COMMON SHARE:
   Continuing operations                        $      (.66)
   Discontinued operations                             (.50)
   Gain on disposal                                     .49
                                                -----------
         Net loss                               $      (.67)
                                                ===========

BASIC AND DILUTED WEIGHTED AVERAGE
OF COMMON SHARES OUTSTANDING                      3,000,000
                                                ===========






                 See notes to consolidated financial statements

                                      F-3





                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ELEVEN MONTHS ENDED DECEMBER 31, 1999

  OPERATING ACTIVITIES:
  Net loss                                            $  (2,016,607)
  Adjustments to reconcile net loss to
       net cash used by operating activities:
     Loss from discontinued operations                   (1,497,155)
     Gain on sale of discontinued operations              1,459,071
     Non-cash compensation                                   28,000
     Depreciation and amortization                            2,134
     Provision for doubtful accounts                        554,798
  Changes in operating assets and liabilities:
     Accounts receivable                                    522,537
     Inventory                                               97,454
     Note receivable                                       (326,393)
     Prepaid expenses and other assets                      176,224
     Accounts payable and accrued expenses                   54,023
                                                      -------------
        Net cash used by operating activities             (945,914)
                                                      -------------

  INVESTING ACTIVITIES:
    Proceeds from dispositions of businesses
      and sales of property and equipment                 3,188,524
    Purchase of property and equipment                      (18,630)
                                                      -------------

Net cash provided by investing activities                 3,169,894
                                                      -------------

  FINANCING ACTIVITIES:
  Proceeds from sale of Common Stock                      1,000,000
   Proceeds from draws of line of credit                  9,265,000
   Proceeds from note payable                             1,500,000
   Repayment of line of credit                          (13,672,109)
                                                      -------------
       Net cash used in financing activities             (1,907,109)
                                                      -------------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                 316,871

  CASH, BEGINNING OF PERIOD                                  --
                                                      -------------

  CASH, END OF PERIOD                                 $     316,871
                                                      =============

 SUPPLEMENTAL DISCLOSURE:

  Income taxes paid                                   $     --
                                                      =============
  Interest paid                                          $1,039,894
                                                      =============
  Non-cash compensation                               $      28,000
                                                      =============

                 See notes to consolidated financial statements.

                                       F-4




                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (Notes 3,7,10 and 12)

                             Common Stock
                            5,000,000 Shares
                            $ .01 PAR VALUE
                           ----------------- ADDITIONAL
                                    PAR      PAID-IN       UNEARNED
                         SHARES    VALUE     CAPITAL     COMPENSATION      DEFICIT           TOTAL
                        -------    -----    -----------  ------------     ----------    --------------

February 1, 1999              --   $   --   $      --      $  --        $      --        $      --

Issuance of stock        2,500,000  25,000     975,000        --               --          1,000,000

Stock options issued
for services                  --       --       61,000       (61,000)          --               --

Amortization of
unearned compensation         --       --          --         28,000           --             28,000

Warrants issued               --       --       44,000        --               --             44,000

Stock issued to
unsecured creditors        500,000   5,000        --          --               --              5,000

Net loss                      --       --         --          --         (2,016,607)      (2,016,607)
                        ---------- -------  ----------     ---------     ----------      -----------

Balance,
December 31,1999         3,000,000 $30,000  $1,080,000     $ (33,000)   $(2,016,607)     $  (939,607)
                        ========== =======  ==========    ==========    ===========      ===========





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

STOCK BASED COMPENSATION. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

PROVISION FOR ESTIMATED UNCOLLECTABLE ACCOUNTS. Management regularly reviews the collectability of accounts receivable by tracking collection and write-off activity. Estimated write-off percentages are then applied to each aging category by payor classification to determine the allowance for estimated uncollectable accounts. The allowance for estimated uncollectable accounts is adjusted as needed to reflect current collection, write-off and other trends, including changes in assessment of realizable value. While management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter-end and that the Company has made adequate provisions for uncollectable accounts based on all information available, no assurance can be given as to the level of future provisions for uncollectable accounts, or how they will compare to the levels experienced in the past. The Company's ability to successfully collect its accounts receivable depends, in part, on its ability to adequately supervise and train personnel in billing and collection, and minimize losses related to system changes.

NOTE 3.  PLAN OF REORGANIZATION

         On February 1, 1999 the Bankruptcy Court confirmed the Company's Plan of Reorganization. The confirmed plan provided for the following:
         It was determined that the Company's reorganization value computed immediately before February 1, 1999, the date of plan confirmation, was none. In the event the Company would not have successfully received confirmation of the plan, and received new equity placement, the sum of the Company's assets, was covered by a perfected security interest of, and subject to foreclosure by, its secured lender.
         In negotiations between creditors, prior equity holders, potential new equity investors and the Bankruptcy Court, it was determined that new equity, to be brought in to fund the Company upon successful completion of the confirmation of the plan, would be $1 million at a price of $.40 per share.
         The Company adopted fresh start reporting because the holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post petition liabilities and allowed claims, as shown below:

Postpetition current liabilities         $5,884,567
Liabilities deferred pursuant to
Chapter 11 proceeding                     7,997,572
                                          ---------
Total postpetition liabilities
and allowed claims                       13,882,139
Reorganization value                         -
                                         ----------
Excess of liabilities over
 reorganization value                   $13,882,139
                                        ===========

                                    (UNAUDITED)                                           REORGANIZED
                                  PRE-CONFIRMATION         DEBT             FRESH          BALANCE
ASSETS                              BALANCE SHEET       DISCHARGED          START           SHEET
-------                           -----------------    -----------         -------       ------------
Current:
 Cash                             $       --           $       --       $       --        $       --
 Receivables                         8,852,100                 --         (3,944,755)        4,907,345
 Inventory                             192,170                 --               --             192,170
                                  ------------         ------------     ------------      ------------
                                     9,044,270                 --         (3,944,755)        5,099,515
Property, Plant
and Equipment                          467,748                 --               --             467,748
Security Deposits                       20,219                 --               --              20,219
License                                302,000                 --               --             302,000
Goodwill                            11,823,000                 --        (11,823,000)             --
                                  ------------         ------------     ------------      ------------
                                  $ 21,657,237         $       --       $(15,767,755)     $  5,889,482
                                  ============         ============     ============      ============

LIABILITIES AND
STOCKHOLDERS' DEFICIT
Liabilities Not Subject to
Compromise Current Liabilities

 Revolving Credit Line $             5,134,914         $       --           $   --        $  5,134,914
 Accounts Payable                      546,359                 --               --             546,359
 Other Liabilities                     203,209                 --               --             203,209
                                  ------------         ------------     ------------      ------------
                                     5,884,482                 --               --           5,884,482
Liabilities Subject to
Compromise Prepetition
Liabilities                          7,997,572          (7,997,572)             --                --

Stockholders' Deficit
 Additional Paid-In
 Capital-Old                        23,905,000                 --        (23,905,000)             --
 Additional Paid-In
 Capital-New                              --                   --            975,000           975,000
 Common Stock-Old                       13,000                 --            (13,000)             --
 Common Stock-New                         --                 5,000            25,000            30,000
 Accumulated Deficit               (16,142,817)          7,992,572        16,142,817              --
                                          --                   --         (7,992,572)             --
                                  ------------         ------------     ------------      ------------
                                     7,775,183           7,997,572       (14,767,755)        1,005,000
Subscription Receivable                   --                   --         (1,000,000)       (1,000,000)
                                  ------------         ------------     ------------      ------------
                                     7,775,183           7,997,572       (15,767,755)            5,000
                                  ------------         ------------     ------------      ------------
                                  $ 21,657,237         $       --       $(15,767,755)     $  5,889,482
                                  ============         ============     ============      ============

The Company accounted for the reorganization using fresh-start reporting. Accordingly, all assets and liabilities are restated to reflect their realizable value, which approximates fair value at the date of reorganization.

SECURED DEBT. The Company's $5,135,000 secured debt (secured by a first and senior lien on all assets and intangibles), was reaffirmed. This debt was converted into a $4,000,000 line of credit, with interest accruing at prime plus 2%, not to exceed 85% of qualified accounts as defined. The balance was converted into a three-year note, with quarterly interest payments due, at a rate of prime plus 4%. The prime rate at December 31, 1999 was 8.5%. In addition, the Company issued the lender 750,000 warrants. On June 30, 1999, the Company repurchased the 750,000 warrants previously issued to the lender in connection with its new finance agreement for $500,000. The Company recorded the payment as prepaid interest and is amortizing the balance over the expected term of the credit facility (See Note 10).

PRIORITY TAX CLAIMS. The Company is required to pay the State of Texas a claim of approximately $16,000 in equal quarterly payments over six years with annual interest of 12%.

TRADE AND OTHER MISCELLANEOUS CLAIMS. The holders of approximately $7,997,572 of trade and other miscellaneous claims received a total of 500,000 shares of common stock, issued on a pro-rata basis. The stock certificates were distributed in February 2000.

PREFERRED STOCK. There were no holders of record of any preferred stock prior to the bankruptcy.

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

Net revenues and loss from discontinued operations are as follows:

Revenues, net                         $  4,024,771
                                      ------------
Cost and expenses:
Cost of revenues                         2,445,112
Selling, general and administrative      3,829,201
Depreciation and amortization               67,613
                                       -----------
                                         6,341,926
Operating loss                          (2,317,155)
Income tax benefit                         820,000
                                      ------------

Net Loss                               $(1,497,155)
                                      ============

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

NOTE 8.  INCOME TAXES

         A reconciliation of the income tax (benefit) computed at the statutory Federal income tax rate to the reported amount follows:

                                          DECEMBER 31, 1999
Federal Statutory Rate:                           34%
                                          -----------------
Tax benefit at Federal Statutory Rates       $ (672,693)
Loss in excess of available benefit             670,908
Other, net                                        1,785
                                             ----------
                                             $    -
                                             ==========

Deferred tax assets comprise the following:
                                           DECEMBER 31, 1999
                                           -----------------
Allowance for doubtful accounts              $   94,813
Depreciation                                        360
Loss carryforwards                              725,979
                                             ----------
Gross deferred tax assets                       821,152
Valuation allowance                            (821,152)
                                             ----------
                                             $     --
                                             ==========

NOTE 9.  LEASE COMMITTMENTS

         The Company leases office space in Huntington Station, New York and Austin, Texas. The lease for the New York space expires in December 2003 and the lease for the Texas space expires in May 2003.
         At December 31, 1999, the Company's lease commitments provide for the following minimum annual rentals.

                               2000     $117,110
                               2001      121,668
                               2002      128,841
                               2003       99,891
                                        --------
                                        $467,510
                                        ========

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

The following table summarizes activity under the Company's Stock Option Plan for the eleven months ended December 31, 1999:

                              NUMBER OF             WEIGHTED AVERAGE
                               SHARES               EXERCISE PRICE
                               ------               --------------
 Initial Authorization:
 Options granted              735,100                  $ .18
 Options exercised
 Options cancelled              --                       --
                             --------                  -------
 Outstanding at
 December 31, 1999            735,100                  $ .18
                             ========                  =======

The following table summarizes information regarding stock options outstanding and exercisable as of December 31, 1999:

                  OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
-------------------------------------------------------   ---------------------------
                              WEIGHTED         WEIGHTED                   WEIGHTED
RANGE OF                      AVERAGE           AVERAGE                    AVERAGE
EXERCISE    NUMBER          REMAINING          EXERCISE      NUMBER       EXERCISE
PRICES      OUTSTANDING    CONTRACTUAL LIFE     PRICE     OUTSTANDING      PRICE
---------- ------------- ------------------   ---------   ------------- ------------

$.17-$.66    735,100         9.1 years           $.18        334,822       $ .17

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9. MANAGEMENT OF THE COMPANY

                        EXECUTIVE OFFICERS AND DIRECTORS

         Our executive officers and Directors, their ages and the positions held by them, as of December 31, 1999 are as follows:

NAME                             AGE               POSITION
----                             ---               --------

Michael P. Moran.............    39      President and Chief Executive Officer,
                                         Chief Financial Officer and Secretary
John Pappajohn...............    71      Director
Derace Schaffer, M.D. .......    52      Director

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




                                             LONG TERM
                                            COMPENSATION
                            1999               AWARDS
     Name and        ANNUAL COMPENSATION     SECURITIES
     Principal       --------------------    UNDERLYING          ALL OTHER
     POSITION         SALARY       BONUS       OPTIONS        COMPENSATION (1)
----------------     ---------  ---------  ---------------  -----------------
Michael P. Moran     $140,231    $64,231        500,000           $120,000
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 1999, set forth below are the number of shares and the percentage of outstanding shares of Common Stock of the Company owned beneficially by each director of the Company and by each shareholder known by the company to own more than five percent of the Company's common stock. (INCLUDING THOSE SHARES SUBJECT TO OUTSTANDING OPTION OR WARRANTS):

                                              BENEFICIAL OWNERSHIP

 NAME AND ADDRESS                        NUMBER OF
OF BENEFICIAL OWNER                       SHARES (1)          PERCENTAGE (2)
                                        ---------            -----------

John Pappajohn                           1,100,000 (3)          35.48%
2116 Financial Center
Des Moines, IA  50309

Derace Schaffer, M.D.                      300,000 (4)           9.67%
3489 Elmwood Avenue
Rochester, NY  14610

Michael P. Moran                           500,000 (5)          16.12%
33 Walt Whitman Road, Suite 200A
Huntington Station, NY 11746

Northwest Holdings, Ltd.                   250,000               8.06%
4th Floor, Bank of Nova Scotia Bldg.
P.O. Box 1068, Georgetown
Grand Cayman, Cayman Islands, B/.W.I.

Edgewater Private Equity Fund II, L.P.     562,500              18.14%
900 N. Michigan Avenue, 14th Floor
Chicago, IL  60611

Officers and Directors                  1,900,000               61.29%
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

(2) Percentages are calculated on the basis of the amount of outstanding shares of stock (2,500,000), plus for each person or group, any shares that person or group has the right to acquire within 60 days through the exercise of options.

(3) Includes 475,000 shares held by Halkis, Ltd., a sole proprietorship owned by Mr. Pappajohn, 250,000 shares held by Thebes, Ltd., a sole proprietorship owned by Mr. Pappajohn's spouse. Mr. Pappajohn disclaims beneficial ownership of the shares owned by Thebes, Ltd. Includes 50,000 Director Options granted effective February 1, 1999.

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

ITEM 14. EXHIBITS AND REPORTS ON FOR 8-K
         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Exhibit 2.1  Confirmation Order dated February 1, 1999.

        2.2 First Amended Plan of Reorganization of The Care Inc., et al dated January 2, 1998.

        3.1 Restated Certificate of Incorporation of the the Secretary of State of Delaware on October 7, 1999.

        3.2  Amended and Restated By-laws of the Registrant.

        10.1 Asset Purchase Agreement, dated as of June 25, 1999, Group of Texas, Inc., Care Line of Houston, Inc. and Osher Investments, Ltd.

        10.2 Agreement, dated as of November 1, 1999, among The Care Group, Inc., Commonwealth Certified Home Care, Inc. and Visiting Nurse Service of New York Home Care.


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


                                  Date:   March 18, 2000


                                       ALLION HEALTHCARE, INC., AND SUBSIDIARIES
                                       -----------------------------------------
                                                    (Registrant)


                                       By: /s/ MICHAEL P. MORAN
                                           --------------------
                                           Michael P. Moran, Director
                                           President, Chief Executive Officer,
                                           Chief Financial Officer, Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  JOHN PAPPAJOHN
-------------------
    John Pappajohn, Director
    Date: MARCH 16, 2000

/s/ DERACE SCHAFFER, M.D.
-------------------------
    Derace Schaffer, M.D., Director

    Date: MARCH 16, 2000