Form 10QSB
period 2000-06-30
ALLION HEALTHCARE INC
filed 2000-08-14
CIK 847935

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000
                               -------------
                        OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number:0-17821

                              MOMSPHARMACY.COM,INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   11-2962027
           --------                                   ----------
(State or other jurisdiction of                     (I.R.S.Employer
incorporation or organization)                     Identification No.)

33 WALT WHITMAN ROAD, SUITE 200A  HUNTINGTON STATION, NY 11746
-----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

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

      YES  X      NO
          ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                       OUTSTANDING AT
         CLASS OF COMMON STOCK          JUNE 30, 2000
         ---------------------          -------------

            $.01 par value               3,096,813

Transitional small business disclosure format (check one):

YES         NO  X
    ---        ---

                                TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION                                             Page

             Financial Statements:

             Condensed Consolidated Balance Sheet as of
                            June 30, 2000 (Unaudited)                        3

             Condensed Consolidated Statements of Operations
                            for the Six Months Ended June 30, 2000 and
                            Five Months Ended June 30, 1999 (Unaudited)       4

             Condensed Consolidated Statements of Operations
                            for the Three Months Ended June 30, 2000 and
                            1999 (Unaudited)                                  5

             Condensed Consolidated Statements of Cash Flows
                            for the Six Months Ended June 30, 2000 and
                            Five Months Ended June 30, 1999 (Unaudited)       6

             Notes to Condensed Consolidated Financial                      7-8

             Management's Discussion and Analysis of Financial
                            Condition and Results of Operations             8-9

PART II. OTHER INFORMATION

             Item 6:  Exhibits and Reports on Form 8-K                        9

             Signatures                                                       9







                     MOMSPHARMACY.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


 ASSETS                                           JUNE 30,2000
 ------                                           ------------

CURRENT:
 Cash and cash equivalents                        $  640,484
 Accounts receivable, net                            896,632
 Inventories                                         129,827
 Note receivable                                     280,000
 Prepaid expenses and other
  current assets                                      13,260
                                                   ---------
 Total current assets                              1,960,203

PROPERTY AND EQUIPMENT, net                           29,793
OTHER ASSETS                                          20,219
                                                  ----------

                                                 $ 2,010,215

 LIABILITIES AND STOCKHOLDERS' DEFICIT
 -------------------------------------

CURRENT:
 Accounts payable                                $   303,967
 Accrued expenses and other
  current liabilities                                430,361
 Note payable                                      1,500,000
                                                  ----------

 Total current liabilities                         2,234,328

STOCKHOLDERS' DEFICIT:
 Preferred stock,$.01 par value; shares
  authorized 5,000,000; issued and
  outstanding 512,500                                  5,125

 Common stock, $.01 par value; shares
  authorized 20,000,000; issued and
  outstanding 3,096,813                               30,000
  Additional paid-in capital                       2,154,475
  Unearned compensation                              (40,500)
  Accumulated deficit                             (2,373,213)
                                                ------------
TOTAL STOCKHOLDERS' DEFICIT                         (224,113)
                                                ------------

                                                 $ 2,010,215
                                                 ===========


     See notes to condensed consolidated financial statements.



                     MOMSPHARMACY.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  SIX MONTHS        FIVE MONTHS
                                                    ENDED              ENDED
                                                 JUNE 30, 2000     JUNE 30, 1999

NET SALES                                         $ 4,263,611       $ 2,823,787
COST OF GOODS SOLD                                  3,453,114         2,287,378
                                                  -----------       -----------
     Gross profit                                     810,497           536,409

OPERATING EXPENSES:
     Selling, general and
      administrative expenses                       1,302,885         1,035,369
                                                  -----------       -----------

     Operating loss                                  (492,388)         (498,960)
                                                  -----------       -----------

OTHER:
    Interest expense                                 (233,112)         (355,222)
    Other income, net                                  72,948              --
                                                  -----------       -----------
     Total other income (expense)                    (160,164)         (355,222)
                                                  -----------       -----------

LOSS BEFORE INCOME TAXES                             (652,552)         (854,182)

PROVISION FOR INCOME TAXES                              1,686              --
                                                  -----------       -----------

LOSS FROM CONTINUING OPERATIONS                      (654,238)         (854,182)
                                                  -----------       -----------

INCOME FROM DISCONTINUED OPERATIONS
 NET OF TAX PROVISION OF $101,000
  AND $208,775, RESPECTIVELY                          297,633           622,042
                                                  -----------       -----------

NET LOSS                                          $  (356,605)      $  (232,140)
                                                  ===========       ===========

BASIC AND DILUTED INCOME (LOSS) PER
  COMMON SHARE
    Continuing operations                         $      (.22)      $      (.34)
    Discontinued operations                               .10               .25
                                                  -----------       -----------

    Net loss                                      $      (.12)      $      (.09)
                                                  ===========       ===========


BASIC AND DILUTED WEIGHTED AVERAGE
 OF COMMON SHARES OUTSTANDING                       3,096,813         2,500,000
                                                  ===========       ===========





             See notes to condensed consolidated financial statements.





                     MOMSPHARMACY.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS    THREE MONTHS
                                                      ENDED            ENDED
                                                  JUNE 30, 2000    JUNE 30, 1999

NET SALES                                         $ 2,143,119       $ 1,709,325
COST OF GOODS SOLD                                  1,748,599         1,461,120
                                                  -----------       -----------
     Gross profit                                     394,520           248,205

OPERATING EXPENSES:
     Selling, general and
      administrative expenses                         686,178           483,480
                                                  -----------       -----------

     Operating loss                                  (291,658)         (235,275)
                                                  -----------       -----------

OTHER:
    Interest expense                                  (41,042)         (223,978)
    Other income, net                                  36,408              --
                                                  -----------       -----------
     Total other income (expense)                      (4,634)         (223,978)
                                                  -----------       -----------

LOSS BEFORE INCOME TAXES                             (296,292)         (459,253)

PROVISION FOR INCOME TAXES                                771              --
                                                  -----------       -----------

LOSS FROM CONTINUING OPERATIONS                      (297,063)         (459,253)
                                                  -----------       -----------

INCOME FROM DISCONTINUED OPERATIONS
 NET OF TAX PROVISION OF $65,000
  AND $93,000, RESPECTIVELY                           190,262           274,829
                                                  -----------       -----------

NET LOSS                                          $  (106,801)      $  (184,424)
                                                  ===========       ===========

BASIC AND DILUTED INCOME (LOSS) PER
  COMMON SHARE
    Continuing operations                         $      (.10)      $      (.18)
    Discontinued operations                               .06               .11
                                                  -----------       -----------

    Net loss                                      $      (.04)      $      (.07)
                                                  ===========       ===========


BASIC AND DILUTED WEIGHTED AVERAGE
 OF COMMON SHARES OUTSTANDING                       3,096,813         2,500,000
                                                  ===========       ===========




             See notes to condensed consolidated financial statements.


                     MOMSPHARMACY.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                      SIX MONTHS    FIVE MONTHS
                                                         ENDED         ENDED
                                                      JUNE 30,2000  JUNE 30,1999
OPERATING ACTIVITIES:
  Net loss                                             (356,605)       (232,140)
  Adjustments to reconcile net loss to
  net cash provided by operating activities:
Income (loss) from discontinued operations              126,393      (1,824,292)
Gain on sale of discontinued operations                    --         2,252,938
Non-cash compensation                                    30,000            --
Depreciation and amortization                             2,925             311
Provision for doubtful accounts                         190,602          58,000

Changes in operating assets and liabilities:
Accounts receivable                                      50,235        (166,112)
Inventory                                               (35,109)         45,712
Note receivable                                            --           400,000
Prepaid expenses and other assets                       164,333         587,443
Accounts payable and accrued expenses                  (149,264)        150,943
                                                    -----------     -----------
Net cash provided by operating
   Activities                                            23,510       1,272,803
                                                    -----------     -----------

INVESTING ACTIVITIES:
  Purchase of property and equipment                    (14,193)        (10,777)
                                                    -----------     -----------
  Net cash used in investing activities                 (14,193)        (10,777)
                                                    -----------     -----------

FINANCING ACTIVITIES:
Proceeds from sale of Preferred Stock                 1,025,000            --
Proceeds from exercise of stock options
 and warrants                                            17,100
Purchase of warrants                                       --          (500,000)
Proceeds from sale of Common Stock                         --         1,000,000
Proceeds from draws of line of credit                 1,720,000       5,920,000
  Repayment of line of credit                        (2,447,804)     (7,631,315)
                                                    -----------     -----------

 Net cash provided by (used in)
    financing activities                                314,296      (1,211,315)
                                                    -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               323,613          50,711

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                    316,871            --
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                      $   640,484     $    50,711
                                                    ===========     ===========


      See notes to condensed consolidated financial statements.

                     MOMSPHARMACY.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

         The consolidated financial statements of MOMSPharmacy.com, Inc. and Subsidiaries (formerly Allion Healthcare, Inc.) (The "Company") include the accounts of the Company and its three wholly owned subsidiaries; MOMSPharmacy.com Operating Company, Inc., Mail Order Meds, Inc. and Mail Order Meds of New York, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

2.  INVENTORIES

         Inventories at June 30, 2000 were comprised of pharmaceuticals.

3.   INTERIM PERIODS

         The financial statements for the six months ended June 30, 2000 and five months ended June 30, 1999 are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for fair presentation of financial position and results of operations. Results for the interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company's December 31, 1999 consolidated financial statements and notes thereto.

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

5.  ISSUANCE OF PREFERRED STOCK

         During the quarter ended March 31, 2000, the Company issued 512,500 shares of Series A Convertible Preferred Stock in exchange for $1,025,000. These securities were issued pursuant to Rule 506 under Section 4(2), 4(6) of the Securities Act.

6.   SETTLEMENT OF LAWSUIT

         On January 4, 2000, the Company settled a pending lawsuit whereby the Company will receive $121,580. As of June 2000, the Company has received all of the payments.

7.   SUBSEQUENT EVENT

         During July 2000, the Company received $200,000, representing a partial payment of its note receivable. The note receivable is related to the sale of the Houston Operations in June 1999.

                     MOMSPHARMACY.COM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE FIVE MONTHS ENDED JUNE 30, 1999

NET SALES: Net sales of the Company's mail order medications divisions were $4,263,611 for the six months ended June 30, 2000 and $2,823,787 for the five months ended June 30, 1999. Monthly average net sales of specialty prescriptions medications increased by 26% during the second quarter of 2000 as compared to the second quarter of 1999.

GROSS PROFIT: Gross profit was 19.00% of sales for the six months ended June 30, 2000 and 19.00% for the five months ended June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were $1,302,885 for the six months ended June 30, 2000 and $1,035,369 for the five months ended June 30, 1999. The increase in selling, general and administrative expenses is attributable to an increase in both clinical and administrative personnel.

OTHER INCOME (EXPENSE): Other income (expense) during the six months ended June 30, 2000 was ($160,164) and ($355,222) for the five months ended June 30, 1999.
For the six months ended June 30, 2000, other income (expense) is comprised of interest expense and the net gain from the Company's settlement of a lawsuit.

LIQUIDITY AND CAPITAL RESOURCES: At June 30, 2000 and June 30, 1999 the Company had cash balances of $640,484 and $50,711 respectively. Inventories at June 30, 2000 and June 30, 1999 were $129,827 and $146,459 respectively. In addition, the Company has a revolving credit facility in the amount of $4.0 million available to the Company for short-term borrowings. Borrowings under the facility bear interest at Prime + 2% and are collateralized by a perfected and primary security interest in all assets, accounts receivable, trademarks, licenses, and values of any kind of the Company. At June 30, 2000 and June 30, 1999, the borrowings under this facility were $0 and $3,062,812.

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 12 months from the date hereof.

                     MOMSPHARMACY.COM, INC. AND SUBSIDIARIES


PART II. OTHER INFORMATION


Item 6:           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

SIGNATURES
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000
                             MOMSPHARMACY.COM, INC. AND SUBSIDIARIES
                             ----------------------------------------
                                        (Registrant)

                             By:  /S/ MICHAEL P. MORAN
                                 ------------------------------------
                                 Michael P. Moran, Director,
                                 President, Chief Executive Officer,
                                 Chief Financial Officer, Secretary