Form 10QSB
period 2000-09-30
ALLION HEALTHCARE INC
filed 2000-11-13
CIK 847935

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2000
                        OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number:0-17821

                              MOMSPHARMACY.COM,INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                               11-2962027
           --------                               ----------
 (State or other jurisdiction of                 (I.R.S.Employer
  incorporation or organization)                 Identification No.)


33 WALT WHITMAN ROAD, SUITE 200A  HUNTINGTON STATION, NY 11746
--------------------------------  ----------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code (631) 547-6520
                                                    ---------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES  X      NO
          ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                       OUTSTANDING AT
         CLASS OF COMMON STOCK       SEPTEMBER 30, 2000
         ---------------------       ------------------

            $.01 par value               3,096,813

Transitional small business disclosure format (check one):

YES         NO  X
     ---       ---

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                            Page
                                                                          ----
             Financial Statements:

             Condensed Consolidated Balance Sheet as of
               September 30, 2000 (Unaudited)                               3

             Condensed Consolidated Statements of Operations for
               the Nine Months Ended September 30, 2000 and Eight
               Months Ended September 30, 1999(Unaudited)                   4

             Condensed Consolidated Statements of Operations for
               for the Three Months Ended September 30, 2000
               and 1999 (Unaudited)                                         5

             Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended September 30, 2000 and
               Eight Months Ended September 30, 1999 (Unaudited)            6

             Notes to Condensed Consolidated Financial
                     Statements                                             7

             Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  8-9

PART II. OTHER INFORMATION

             Item 6:  Exhibits and Reports on Form 8-K                      9

             Signatures                                                     9


                     MOMSPHARMACY.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


 ASSETS                                       SEPTEMBER 30,2000
 ------                                       -----------------

CURRENT:
 Cash and cash equivalents                        $  599,632
 Accounts receivable, net                            930,479
 Inventories                                         118,704
 Prepaid expenses and other
  current assets                                      40,515
                                                 -----------
 Total current assets                              1,689,330

PROPERTY AND EQUIPMENT, net                           43,884
OTHER ASSETS                                          20,219
                                                 -----------
                                                 $ 1,753,433
                                                 ===========

 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT:
 Accounts payable                                $   311,730
 Accrued expenses and other
  current liabilities                                257,044
 Note payable                                      1,500,000
                                                 -----------

 Total current liabilities                         2,068,774

STOCKHOLDERS' DEFICIT:
 Preferred stock,$.01 par value; shares
  authorized 5,000,000; issued and
  outstanding 512,500                                  5,125

 Common stock, $.01 par value; shares
  authorized 20,000,000; issued and
  outstanding 3,096,813                               30,968
  Additional paid-in capital                       2,153,507
Unearned compensation                                (25,000)
Accumulated deficit                               (2,479,941)
                                                 -----------
TOTAL STOCKHOLDERS' DEFICIT                         (315,341)
                                                 -----------
                                                 $ 1,753,433
                                                 ===========


     See notes to condensed consolidated financial statements.


                     MOMSPHARMACY.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                     NINE MONTHS ENDED             EIGHT MONTHS ENDED
                                     SEPTEMBER 30, 2000            SEPTEMBER 30, 1999
                                     ------------------            ------------------
NET SALES                                 $6,525,431                    $4,706,498
COST OF GOODS SOLD                         5,377,098                     3,866,809
                                           ---------                     ---------
     Gross profit                          1,148,333                       839,689

OPERATING EXPENSES:
     Selling, general and
      administrative expenses              1,787,128                     1,532,384
                                           ---------                     ---------

     Operating loss                         (638,795)                     (692,695)
                                           ---------                     ---------

OTHER:
    Interest expense                        (270,103)                     (475,145)
    Other income, net                         72,948                          -
                                           ---------                     ---------
     Total other income (expense)           (197,155)                     (475,145)
                                           ---------                     ---------

LOSS BEFORE INCOME TAXES                    (835,950)                   (1,167,840)

PROVISION FOR INCOME TAXES                     4,368                          -
                                           ---------                     ---------

LOSS FROM CONTINUING OPERATIONS             (840,318)                   (1,167,840)
                                           ---------                     ---------

INCOME FROM DISCONTINUED OPERATIONS
 NET OF TAX PROVISION OF $128,000
  AND $72,000, RESPECTIVELY                  376,984                       210,757
                                           ---------                     ---------

NET LOSS                                   $(463,334)                    $(957,083)
                                           =========                     =========

BASIC AND DILUTED INCOME (LOSS) PER
  COMMON SHARE
    Continuing operations                  $   (.28)                      $   (.47)
    Discontinued operations                     .13                            .09
                                           ---------                     ---------

    Net loss                               $   (.15)                      $   (.38)
                                           =========                     =========


BASIC AND DILUTED WEIGHTED AVERAGE
 OF COMMON SHARES OUTSTANDING             3,096,813                      2,500,000
                                          =========                      =========





             See notes to condensed consolidated financial statements.

                     MOMSPHARMACY.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                              THREE MONTHS ENDED    THREE MONTHS ENDED
                                              SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                              ------------------    ------------------

NET SALES                                          $ 2,261,820      $ 1,882,711
COST OF GOODS SOLD                                   1,923,984        1,579,431
                                                   -----------      -----------
     Gross profit                                      337,836          303,280

OPERATING EXPENSES:
     Selling, general and
     administrative expenses                           484,243          497,015
                                                   -----------      -----------

     Operating loss                                   (146,407)        (193,735)
                                                   -----------      -----------

OTHER:
    Interest expense                                   (36,991)        (119,923)
    Other income, net                                     --               --
                                                   -----------      -----------
     Total other income (expense)                      (36,991)        (119,923)
                                                   -----------      -----------

LOSS BEFORE INCOME TAXES                              (183,398)        (313,658)

PROVISION FOR INCOME TAXES                               2,682             --
                                                   -----------      -----------

LOSS FROM CONTINUING OPERATIONS                       (186,080)        (313,658)
                                                   -----------      -----------

INCOME FROM DISCONTINUED OPERATIONS
 NET OF TAX PROVISION OF $28,000 AND
 TAX BENEFIT OF $140,000,RESPECTIVELY                   79,351         (411,285)
                                                   -----------      -----------

NET LOSS                                           $  (106,729)     $  (724,943)
                                                   ===========      ===========

BASIC AND DILUTED INCOME (LOSS) PER
  COMMON SHARE
    Continuing operations                          $      (.06)     $      (.13)
    Discontinued operations                                .03             (.16)
                                                   -----------      -----------

    Net loss                                       $      (.03)     $      (.29)
                                                   ===========      ===========
BASIC AND DILUTED WEIGHTED AVERAGE
 OF COMMON SHARES OUTSTANDING                        3,096,813        2,500,000
                                                   ===========      ===========



             See notes to condensed consolidated financial statements.


                     MOMSPHARMACY.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  NINE MONTHS ENDED    EIGHT MONTHS ENDED
                                                  SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                  ------------------   ------------------
OPERATING ACTIVITIES:
  Net loss                                             (463,334)           (957,083)
  Adjustments to reconcile net loss to
  net cash used in our operating activities:
Income (loss) from discontinued operations                 --            (1,127,155)
Gain on sale of discontinued operations                    --             1,459,071
Non-cash compensation                                    45,500                --
Depreciation and amortization                             4,936                 311
Provision for doubtful accounts                         204,132              58,000

Changes in operating assets and liabilities:
Accounts receivable                                       2,858             392,566
Inventory                                               (23,986)             45,712
Note receivable                                         200,000            (312,922)
Prepaid expenses and other assets                       137,078             (32,084)
Accounts payable and accrued expenses                  (108,424)            150,943
                                                    -----------        ------------

Net cash used in operating activities                    (1,240)           (322,641)
                                                    -----------        ------------

INVESTING ACTIVITIES:
  Proceeds from dispositions of businesses
   and sales of property and equipment                     --             3,188,524
  Purchase of property and equipment                    (30,295)            (18,284)
                                                    -----------        ------------

  Net cash (used in)/provided by
   investing activities                                 (30,295)          3,170,240
                                                    -----------        ------------

FINANCING ACTIVITIES:
Proceeds from sale of Preferred Stock                 1,025,000                --
Proceeds from exercise of stock options
 and warrants                                            17,100                --
Proceeds from sale of Common Stock                         --             1,000,000
Proceeds from draws of line of credit                 1,720,000           7,915,000
  Repayment of line of credit                        (2,447,804)        (11,751,528)
                                                    -----------        ------------

 Net cash provided by/(used in)
    financing activities                                314,296          (2,836,528)
                                                    -----------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS               282,761              11,071

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                    316,871                --
                                                    -----------        ------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                      $   599,632        $     11,071
                                                    ===========        ============


      See notes to condensed consolidated financial statements.

                    MOMSPHARMACY.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------
                The consolidated financial statements of MOMSPharmacy.com, Inc. and Subsidiaries (formerly Allion Healthcare, Inc.) (The "Company") include the accounts of the Company and its three wholly owned subsidiaries; MOMSPharmacy.com Operating Company, Inc., Mail Order Meds, Inc. and Mail Order Meds of New York, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

2.  INVENTORIES
    -----------
                Inventories at September 30, 2000 were comprised of pharmaceuticals.

3.   INTERIM PERIODS
     ---------------
                The financial statements for the nine months ended September 30, 2000 and eight months ended September 30, 1999 are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for fair presentation of financial position and results of operations. Results for the interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company's December 31, 1999 consolidated financial statements and notes thereto.

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

RESULTS OF OPERATIONS
---------------------

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE EIGHT MONTHS
------------------------------------------------------------------
ENDED SEPTEMBER 30, 1999
------------------------

NET SALES: Net sales of the Company's mail order medications divisions were $6,525,431 for the nine months ended September 30, 2000 and $4,706,498 for the eight months ended September 30, 1999. Monthly average net sales of specialty prescriptions medications increased by 20.13% during the third quarter of 2000 as compared to the third quarter of 1999.

GROSS PROFIT: Gross profit was 17.59% of sales for the nine months ended September 30, 2000 and 17.84% for the eight months ended September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were $1,787,128 for the nine months ended September 30, 2000 and $1,532,384 for the eight months ended September 30, 1999. The increase in selling, general and administrative expenses is attributable to an increase in both clinical and administrative personnel.

OTHER INCOME (EXPENSE): Other income (expense) during the nine months ended September 30, 2000 was ($197,155) and ($475,145) for the eight months ended September 30, 1999. For the nine months ended September 30, 2000, other income (expense) is comprised of interest expense and the net gain from the Company's settlement of a lawsuit.

LIQUIDITY AND CAPITAL RESOURCES: At September 30, 2000 and September 30, 1999 the Company had cash balances of $599,632 and $11,071 respectively. Inventories at September 30, 2000 and September 30, 1999 were $118,704 and $100,884 respectively. In addition, the Company has a revolving credit facility in the amount of $4.0 million available to the Company for short-term borrowings. Borrowings under the facility bear interest at Prime + 2% and are collateralized by a perfected and primary security interest in all assets, accounts receivable, trademarks, licenses, and values of any kind of the Company. At September 30, 2000 and September 30, 1999, the borrowings under this facility were $0 and $1,798,386.

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 12 months from the date hereof.

                     MOMSPHARMACY.COM, INC. AND SUBSIDIARIES


PART II. OTHER INFORMATION


Item 6:           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  Item 7. Financial Statements, Pro Forma Financial Information, Exhibits

SIGNATURES
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000
                             MOMSPHARMACY.COM, INC. AND SUBSIDIARIES
                             ---------------------------------------
                                        (Registrant)

                             By:  /S/ MICHAEL P. MORAN
                                  ----------------
                                  Michael P. Moran, Director,
                                  President, Chief Executive Officer,
                                  Chief Financial Officer, Secretary