Form 10KSB
period 2000-12-31
ALLION HEALTHCARE INC
filed 2001-04-02
CIK 847935

10

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the twelve months ended DECEMBER 31, 2000
                                              -----------------
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                TABLE OF CONTENTS

PART I.

ITEM 1.     BUSINESS.......................................................... 3
ITEM 2.     PROPERTIES........................................................18
ITEM 3.     LITIGATION........................................................18
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............19

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS...............................................19
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS
            OF OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION................19
ITEM 7.     FINANCIAL STATEMENTS..............................................22
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................33

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS......33
ITEM 10.    EXECUTIVE COMPENSATION............................................34
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....34
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................34
ITEM 13.    COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT................34
ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K..................................34


       FORWARD-LOOKING STATEMENTS
       --------------------------
       The Statements in this Report on Form 10-KSB that are not based on historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Allion Healthcare, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations, including, among others, rapid technological and other changes in the market we serve, our numerous competitors and the few barriers to entry for potential competitors, the short-term nature of many of our contracts, the seasonality and quarterly variations we experience in our revenue, our uncertain revenue growth, our ability to attract and retain qualified personnel, our ability to expand our infrastructure and manage our growth, and our ability to identify, finance and integrate acquisitions, among others. If any of these risks or uncertainties materializes, or if any of the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us. These and other risks are detailed in this Annual Report on Form 10-KSB and in other documents filed by us with the Securities and Exchange Commission. Allion Healthcare, Inc. undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

       Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the risk factors, elsewhere in this report and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.


                                     PART I

         ITEM 1.  BUSINESS

         OVERVIEW

                  Allion Healthcare, Inc., controls two wholly owned subsidiary companies, MOMSPharmacy of Texas and MOMSPharmacy of New York. The Company fills individual patient specific specialty oral and injectable prescription medications and biopharmaceuticals. These patient-specific prescriptions are filled at licensed pharmacies located in Long Island, New York and Austin, Texas. The Company is licensed to dispense prescription medication in all 50 United States. The Company focuses its clinical expertise on specialized select niche markets such as HIV, Liver and Solid Organ Transplant, Hemophilia and Hepatitis. The Company's objective is to grow rapidly and enhance its market position as a leading specialty pharmacy provider by focusing on its business strengths and further penetrating its position within its targeted niche disease markets. In addition, the Company may enter select new markets, which might include clinical trials of patient-specific biopharmaceuticals and product distribution. The Company is also considering possible acquisitions to compliment existing product offerings and further penetration into additional geographic markets.

         Industry and Market Overview

         The specialty pharmacy market is fragmented with many public and private companies focusing on different product or customer niches. Historically, HIV oral and injectable medications, as well as organ transplant and diabetes medications were administered within a hospital or physician office setting. During the 1990's, the frequency with which these treatments have been administered outside these settings has increased dramatically in response to cost containment efforts and the introduction of new and more effective medications. The Company believes that the shift from hospital based or office based to home or self-administration has created a significant opportunity across the country. The Company is working specifically within certain niche markets, but is developing and evaluating business potential within other growing markets.

              OUR PHARMACIES. The Company owns and operates pharmacies in New York and Texas. The Company will only accept prescriptions that it can verify as being written by licensed healthcare providers. The Company does not prescribe medications or give medical advice. The focus of the Company pharmacies will be on dispensing medications and providing information to its customers.

              ACCEPTING PRESCRIPTIONS. Any customer can initiate the prescription process. The customer can direct their physicians to call or fax their prescriptions or a Pharmacist can contact the physician directly to obtain prescription information. The Company pharmacists are required to validate and verify the completeness of each prescription utilizing the same methodology as a traditional drugstore. This may include contacting the physician or another retail pharmacist. Once the prescription is verified, the order is usually filled and shipped the same day.

              PAYMENT. Customers may pay for their prescriptions either by credit card or check or by private insurance information that shows they are covered by a managed care organization, insurance plan or pharmacy benefit manager with whom the Company has a contract.

              MARKETING AND PROMOTION. The Company's sales personnel are responsible for promoting the capabilities and services of the Company to potential customers and potential referral sources. The Company made a significant investment in sales expense as it hired a vice president of new business development and two sales managers during the fourth quarter of 2000. They are all based in New York and will help to develop business in both the New York and Texas markets, as well as explore opportunities in additional markets.

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

              REFERRAL RESTRICTIONS. The Company is subject to federal and state laws, which govern financial and other arrangements between healthcare providers. These laws include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any renumeration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or part under Medicare or Medicaid. Many states have enacted similar statutes, which are not necessarily limited to items and services for which payment is made by Medicare or Medicaid. Violations of these laws may result in fines, imprisonment and exclusion from the Medicare and Medicaid programs or other state funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes to apply if "one purpose" remuneration is to induce referrals or other conduct within the statute. We review our business practices to comply with the Anti-Kickback law, the Health Insurance Portability and Accountability Act and similar state laws. However, if we are found to violate any of these laws, we could suffer penalties, fines, or possible exclusion, which could reduce our revenues and profits.

              HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT. HIPPA created new health care crimes, and granted authority to the Secretary of DHHS to impose certain civil penalties. Particularly, the Secretary may now exclude from Medicare any individual with a direct or indirect ownership interest in an entity convicted of health care fraud or excluded from the program. HIPPA encourages the reporting of health care fraud by allowing reporting individuals to share in any recovery made by the government. HIPPA also requires new programs to control fraud and abuse, and new investigations, audits and inspections.
         New crimes under HIPPA include:

            - knowingly and willfully committing a federal health care offense related to a health care benefit program: and

            - knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false or fraudulent statements in connection with claims and payment for health care services by a health care benefit plan.

         These provisions of HIPPA criminalized situations that previously were handled civilly through repayments of overpayments, offsets and fines.

         We believe that our business arrangements and practices comply with HIPPA. However, a violation could subject us to penalties, fines, or possible exclusion from Medicare or Medicaid. Such sanctions could reduce our revenues or profits.

              OIG FRAUD ALERTS AND ADVISORY OPINIONS. The Office of Inspector General of DHHS periodically issues Fraud Alerts and Advisory Opinions identifying practices it believes may violate federal fraud and abuse laws. We try to structure our business arrangements to comply with federal fraud and abuse laws. However, if we are found to have violated any of these laws, we could suffer penalties, fines or possible exclusion from the Medicare, Medicaid or other governmental programs, which could adversely affect our results of operations.

              STATE CONSUMER PROTECTION LAWS. A number of states are involved in enforcement actions involving pharmaceutical marketing programs, including programs offering incentives for pharmacists to dispense one product rather than another. State consumer protection laws generally prohibit false advertising, deceptive trade practices and the like. A number of the states have requested that the FDA exercise greater regulatory oversight in the area of pharmaceutical promotion activities by pharmacists. It is not possible to determine whether the FDA will act in this regard or what effect, if any, FDA involvement would have on our operations.

              THE STARK LAW. Federal law prohibits physicians from making a referral for certain health items or services if they, or their family members, have a financial relationship with the entity receiving the referral. No bill may be submitted in connection with a prohibited referral. Violations are punishable by civil monetary penalties upon both the person making the referral and the provider rendering the service. Such persons or entities are also subject to exclusion from Medicare and Medicaid. The Stark Law applies to our products and services, and we try to structure our relationships to comply with the law. However, if our practices are found to violate the Stark Law, we may be subject to sanctions or be required to alter or discontinue some of our practices. This could reduce our revenues or profits.

              BENEFICIARY INDUCEMENT. HIPPA penalizes the offering of remuneration or other inducements to beneficiaries of federal health care programs to influence the beneficiaries' decision to seek specific governmentally reimbursable items or services, or to choose a particular provider. HIPPA excludes items provided to promote the delivery of preventive care. The statutory exception would apply where "such care is provided or directly supervised by the medical provider that has provided the incentive."

         The OIG issued final regulations concerning inducements to beneficiaries. Under the new regulations, permissible incentives are those given in connection with preventive care, including pre and post natal care, and services described in the U.S. Preventive Service Task Force's Guide to Preventive Care. OIG also believes that items of nominal value given to beneficiaries are permissible even if not related to preventive care. However, permissible incentives would not include cash or cash equivalents. We from time to time provide some items at no charge to our patients in connection with their drug therapies, not all of which are included on the list of items specifically stated not to violate the new regulations. We nevertheless believe that those items are allowed by the underlying statute. A determination that we violated the regulations or the statute, however, could result in sanctions that reduce our revenue or profits.

              THE FALSE CLAIMS ACT. We are also subject to federal and state laws prohibiting individuals or entities from knowingly and willfully making claims for payment to Medicare, Medicaid, or other third party payors that contain false or fraudulent information. These laws provide for both criminal and civil penalties. Health care providers who submit claims which they knew or should have known were false, fraudulent, or for items or services that were not provided as claimed, may be excluded from Medicare and Medicaid participation, required to repay previously collected amounts, and subject to substantial civil monetary penalties.

              GOVERNMENT INVESTIGATIONS. The government increasingly examines arrangements between health care providers and potential referral sources to ensure that they are not designed to exchange remuneration for patient care referrals. Investigators are increasingly willing to look behind formalities of business transactions to determine the underlying purpose of payments. Enforcement actions have increased and are highly publicized. To our knowledge, we are not currently the subject of any investigation. Any future investigation may cause publicity that would cause potential customers to avoid us, reducing potential revenues and profits.

              In addition to investigations and enforcement actions initiated by governmental agencies, we could be the subject of an action brought under the False Claims Act by a private individual on behalf of the government. Actions under the False Claims Act, commonly know as "whistleblower" lawsuits are generally filed under seal to allow the government adequate time to investigate and determine whether it will intervene in the action, and defendant health care providers are often without knowledge of such actions until the government has completed its investigation and the seal is lifted.

              CONFIDENTIALITY. Federal and state laws protect confidentiality of medical records and information. We maintain medical records for each patient to whom we dispense drugs. We are thus subject to some of these medical record and patient confidentiality laws. In addition, we expect to become subject to DHHS rules recently proposed to ensure integrity and confidentiality of patient data. These rules, if adopted, would require mandatory security standards for entities which maintain or transmit health information electronically. Compliance with new standards to safeguard electronic medical records could be expensive, harming our results of operations. The HIPPA statute imposes criminal penalties on wrongful disclosure of private medical information. While we attempt to comply with all confidentiality requirements, a violation of any confidentiality law could subject us to sanctions that could reduce revenues or profits.

              BALANCED BUDGET ACT. Each state operates a Medicaid program funded in part by the Federal government. The states may customize their programs within federal limitations. Each state program has its own payment formula and recipient eligibility criteria. In recent years, changes in Medicare and Medicaid programs have resulted in limitations on, and reduced levels of, payment and reimbursement for a substantial portion of health care goods and services. For example, the federal Balanced Budget Act of 1997 (even after the restoration of some funding in 1999) will continue to cause significant reductions in spending levels for the Medicare and Medicaid programs. A more recent example is the action of a number of state Medicaid agencies to reduce their reimbursement rates in response to the new AWP prices published by First DataBank. Medicare has announced that it plans to also adopt new AWP pricing.

              Laws governing Medicare, Medicaid, CHAMPUS and other governmental programs may change, and various administrative rulings, interpretations and determinations make compliance difficult. Any changes may materially increase or decrease program payments or the cost of providing services. Final determinations of government program reimbursement often require years, because of audits, providers' right of appeal and numerous technical requirements. We believe we make adequate provision for adjustments. However, future reductions in reimbursement could reduce our revenues and profits.

              REFORM. The U.S. health care industry continues to undergo significant change. We anticipate that Congress and state legislatures will continue to review and access alternative health care delivery systems and payment methods and that public debate of these issues will likely continue in the future. We cannot predict which, if any, reform proposals will be adopted. Future changes in the nature of the health system could reduce revenues and profits.

              LIABILITY INSURANCE. Providing health care services and products entails an inherent risk of liability. In recent years, participants in the health care industry have become subject to an increasing number of lawsuits, many of which involve large claims and significant defense costs. We may from time to time be subject to such suits as a result of the nature of our business. We maintain general liability insurance, including professional and product liability, in an amount deemed adequate by our management. There can be no assurance, however, that claims in excess of, or beyond the scope of, our insurance coverage will not arise. In addition, our insurance policies must be renewed annually. Although we have not experienced difficulty in obtaining insurance coverage in the past, there can be no assurance that we will be able to do so in the future on acceptable terms or at all.

              CUSTOMERS. The Company provides medications to thousands of individual patients, who choose the Company as their pharmacy provider, and no single customer is significant enough to adversely impact revenue or income if lost.

              THIRD PARTY REIMBURSEMENT AND MANAGED CARE. The Primary trend in the United States health care industry is toward cost containment. The increasing prevalence of managed care, centralized purchasing decisions, consolidation among and integration of health care providers, and competition for patients has affected, and continues to affect, pricing purchasing, and usage patterns in health care.

         Decisions regarding the use of a particular drug treatment are increasingly influenced by large private payors, including managed care organizations, pharmacy benefit managers, group purchasing organizations, regional integrated delivery systems, and similar organizations, and are based increasingly on economic considerations including product cost and whether a product reduces the cost of treatment. Efforts by payors to eliminate, contain or reduce costs through coverage exclusions, lower reimbursement rates, greater claims scrutiny, closed provider panels, restrictions on required formularies, claim delays or denials and other similar measures could have a material adverse effect on our business, financial condition and results of operations.

         Some payors set lifetime limits on the amount reimbursable to patients for medical costs. Some of our patients may reach these limits because of the high cost of their medical treatment and associated pharmaceutical regimens. Some payors may attempt to further control costs by selecting some firms to be their exclusive providers of pharmaceutical or other medical product benefits. If any of such arrangements were with our competitors, we would be unable to be reimbursed for purchases made by such patients.

          The Company derives a significant portion of its revenue from governmental programs such as Medicare and Medicaid. Such programs are highly regulated and subject to frequent and substantial changes and cost containment measures. In recent years, changes in these programs have limited and reduced reimbursement to providers. The Balanced Budget Act of 1997 includes significant additional reductions in spending levels for these programs. This legislation also replaced and relaxed the federal Medicaid payment standard, thereby increasing state discretion over administration of Medicaid programs.

          Federal and state proposals are pending that would impose further limitations on governmental payments and that could increase patient co-payments and deductibles. Federal and state agencies are examining perceived discrepancies between reported average wholesale prices of drugs and the actual manufacturers selling price. Talks are currently underway with at least one large drug manufacturer aimed at revising price reporting methods. Recently, First DataBank, Inc., which reports average wholesale drug prices to Medicaid programs, announced that it will report based on market prices rather than prices submitted by manufacturers. As a result, a number of state Medicaid agencies have recently lowered the amount of reimbursement they pay for certain drugs. The Company believes these developments will reduce prices and margins on some of the drugs it sells.

          Recently, several proposals have been made in Congress to enlarge prescription drug coverage. The U.S. Congress has been studying the accuracy of average wholesale drug prices as an appropriate benchmark for setting rates of reimbursement. Additionally, a number of states are considering legislation designed to reduce their Medicaid expenditures and provide universal coverage and additional care for some populations, including proposals to impose additional taxes on providers to help finance or expand such programs. Some state may require us to maintain a licensed pharmacy in their states in order to qualify for reimbursement under state-administered reimbursement plans. Any of these changes could result in significant reductions in payment levels for drugs handled and services provided by us, which would have a material adverse effect on our business, financial conditions and results of operations.

              COMPETITION. The Specialty pharmacy industry is highly competitive and is undergoing consolidation. The industry is fragmented, with many public and private companies focusing on different product or customer niches. Some of our current and potential competitors include:

       - specialty pharmacy distributors such as Caremark Therapuetic Services, Priority Healthcare Corporation, Accredo Health, Inc. and Gentiva Health Services, Inc.;

       - specialty pharmacy divisions of national wholesale drug distributors;

       -    pharmacy benefit management companies;

       -    hospital based pharmacies;

       -    retail pharmacies;

       -    home infusion therapy companies;

       - manufacturers that sell their products both to distributors and directly to users, including clinics and physician offices; and

       - hospital based care centers and other alternate site health care providers.

         Some of our competitors have greater financial, technical, marketing and managerial resources than we have.

         While competition is often based primarily on price and quality of service, it can also be affected by the ability to develop and maintain relationships with patients and referral sources, depth of product line, technical support systems, specific patient requirements and reputation. There can be no assurance that competitive pressures will not have a material adverse affect on our business, financial condition and results of operations.

         LICENSING AND REGISTRATION. State laws require that we be required to be licensed as an in-state pharmacy in New York and Texas. We currently ship prescription drugs to many other states that require us to be licensed as an out of state pharmacy. We believe that we substantially comply with all state licensing laws applicable to our business.

         Laws enforced by the federal Drug Enforcement Agency, as well as some similar state agencies; require our pharmacy locations to individually register in order to handle controlled substances, including prescription drugs. A separate registration is required at each principle place of business where the applicant manufactures, distributes, or dispenses controlled substances. Federal and state laws require that we follow specific labeling and record-keeping requirements for controlled substances. We maintain federal and state controlled substance registrations for each of our facilities that require it, and follow procedures intended to comply with all such record-keeping requirements.

         PHARMACISTS. Our Pharmacists must obtain state licenses to dispense drugs. Our Pharmacists are licensed in those states where their activity requires it. Pharmacist must also comply with professional practice rules. We monitor our Pharmacists' practices for compliance with such state laws and rules. We do not believe that the activities undertaken by our Pharmacists violate rules governing the practice of pharmacy or medicine.

         PHARMACY COUNSELING. Federal law requires that states offering Medicaid prescription drug benefits implement a drug use review program. The program requires "before and after" drug use reviews, the use of predetermined standards, and patient education. Its purpose is to improve the quality of care by ensuring drug prescriptions are medically necessary, and not likely to cause adverse effects. Participating state must develop standards for pharmacy counseling. These standards apply as well to non-resident pharmacies like us. We believe our pharmacists monitor these requirements, and provide necessary counseling.

         FEDERAL MAIL ORDER.  Federal law imposes standards for:

         - the labeling, packaging and repackaging, advertising and adulteration of prescription drugs: and
         - the dispensing of controlled substances and prescription drugs.

         The Federal Trade Commission and the United States Postal Service regulate mail order drug sellers. The law requires truth in advertising, a reasonable supply of drugs to fill orders, and a right to a refund if an order cannot be filled within thirty days. We believe that we substantially comply with all of these requirements.

         PRESCRIPTION DRUG MARKETING ACT. This federal law exempts many drug and medical devices from federal labeling and packaging requirements, as long as they are not adulterated or misbranded and were prescribed by a physician. The law also prohibits the sale, purchase or trade of drug samples that are not intended for sale or intended to promote the sale of the drug. Records must be kept of drug sample distribution, and proper storage and maintenance methods used. To the extent that this law applies to us, we believe that we comply with the documentation, record keeping and storage requirements.

         EMPLOYEES. As of December 31, 2000, the Company had 27 full-time employees. None of our employees is represented by a labor union. The Company has not experienced any work stoppages and considers our employee relations to be good.

         FORWARD-LOOKING STATEMENTS. In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to; those discussed in the section entitled "Management's Discussion and Analysis of Consolidated Results of Operations and Consolidated Financial Condition." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2001.


                                  RISK FACTORS
           YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTANTIES WE DESCRIBE BELOW BEFORE INVESTING IN ALLION. THE RISKS AND UNCERTANTIES DESCRIBED BELOW ARE NOT THE ONLY RISKS AND UNCERTANTIES THAT COULD DEVELOP. OTHER RISKS AND UNCERTANTIES THAT WE HAVE NOT PREDICTED OR EVALUATED COULD ALSO AFFECT OUR COMPANY.

         IF ANY OF THE FOLLOWING RISKS OCCUR, OUR EARNINGS, FINANCIAL CONDITION OR BUSINESS COULD BE MATERIALLY HARMED, AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, RESULTING IN THE LOSS OF ALL OR PART OF YOUR INVESTMENT.

         OUR BUSINESS WOULD BE HARMED IF DEMAND FOR OUR PRODUCTS AND SERVICES IS REDUCED.

              Reduced demand for our products and services could be caused by a number of circumstances, including:


-    patient shifts to treatment regimens other than those we offer;
- new treatments or methods of delivery of existing drugs that do not require our specialty products and services; or a recall of a drug;
-    adverse reactions caused by a drug;
-    the expiration or challenge of a drug patent;
-    competing treatment from a new drug or a new use of an existing drug;
- the loss of a managed care or other payor relationship covering a number of high revenue patients;
-    the cure of a disease we service; or
-    the death of a high revenue patient.

THERE IS SUBSTANTIAL COMPETITION IN OUR INDUSTRY, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

              The specialty pharmacy industry is highly competitive and continuing to become more competitive. All of the drugs, supplies and services that we provide are also available from our competitors. Our current and potential competitors include:

-    other specialty pharmacy distributors;
-    specialty pharmacy divisions of wholesale drug distributors;
-    pharmacy benefit management companies;
-    hospital-based pharmacies;
-    retail pharmacies;
-    home infusion therapy companies;
-    other alternate site health care providers.

              Many of our competitors have substantially greater resources and more established operations and infrastructure than we have. We are particularly at risk from any suppliers deciding to pursuits own distribution and services and not outsource these needs to companies like us. A significant factor in effective competition will be an ability to maintain and expand relationships with managed care companies, pharmacy benefit managers and other payors who can effectively determine the pharmacy source for their enrollees.

         RECENT INVESTIGATIONS INTO REPORTING OF AVERAGE WHOLESALE PRICES COULD REDUCE OUR PRICING AND MARGINS.

              Recent revisions to how the average wholesale price (or AWP) is determined will result in reduced prices and profit margins for some drugs that we handle. Many government payors, including Medicare and Medicaid pay us directly or indirectly at the drug's AWP or at a percentage of AWP. We have also contracted with a number of private payors to sell drugs at AWP or at a percentage of AWP. AWP for most drugs is compiled and published by a private company, First DataBank, Inc. Various federal and state governmental agencies have been investigating whether the reported AWP of many drugs, including some that we sell, is an appropriate or accurate measure of the market price of the drugs. As reported in the Wall Street Journal, there are several whistleblower lawsuits pending against various drug manufacturers. These government investigations and lawsuits involve allegations that various manufacturers reported artificially inflated AWP prices of various drugs to First DataBank. If the reduced average wholesale prices published by First DataBank for the drugs we sell are ultimately adopted as the standard by which we are paid by government payors or private payors, this could have a material adverse effect on our business, financial condition and results of operation, including reducing the pricing and margins on certain of our products.

         OUR ACQUISITION STRATEGY MAY NOT BE SUCCESSFUL, WHICH COULD CAUSE OUR BUSINESS AND FUTURE GROWTH PROSPECTS TO SUFFER.

         As part of our growth strategy, we continue to evaluate acquisition opportunities, but we cannot predict or provide assurance that we will complete any future acquisitions. Acquisition involves many risks, including;
            - difficulty in identifying suitable candidates and negotiating and consummating acquisitions on attractive terms;
            - difficulty in assimilating the new operations;
            - increased transaction costs;
            - diversion of our management's attention from existing operations;
            - dilutive issuances of equity securities that may negatively impact the market price of our stock;
            - increased debt; and
            - increased amortization expense related to goodwill and other intangible assets that would decrease our earnings.

         We could also be exposed to unknown or contingent liabilities resulting from the pre-acquisition operations of the entities we acquire, such as liability for failure to comply with health care or reimbursement laws.

FLUCTUATIONS IN OUR QUARTERLY FINANCIAL RESULTS MAY CAUSE OUR STOCK PRICE TO DECLINE.

              Our results of operations may fluctuate on a quarterly basis, which could adversely affect the market price of our common stock. Our results may fluctuate as a result of:

- lower prices paid by Medicare or Medicaid for the drugs that we sell, including lower prices resulting from recent revisions in the method of establishing AWP;
-    below expected sales;
-    product shortages;
-    the timing and integration of our acquisitions;
-    changes in governmental regulations;
- the annual renewal of deductibles and co-payment requirements that affect patient ordering patterns;
-    physician prescribing patterns; and
-    general economic conditions.

         OUR BUSINESS COULD BE HARMED IF THE SUPPLY OF ANY OF THE PRODUCTS THAT WE SELL BECOMES SCARCE.

         The biopharmaceutical industry is susceptible to product shortages. If these products, or any of the other drugs we sell, are in short supply for long periods of time, our business could be harmed.

         OUR BUSINESS COULD BE HARMED BY CHANGES IN MEDICARE OR MEDICAID.

         Changes in the Medicare, Medicaid or similar government programs or the amounts paid by those programs for our services may adversely affect our earnings. For example, these programs could revise their pricing based on new methods of calculating AWP for drugs we handle. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely affect our business, financial condition and results of operations.

         OUR BUSINESS WILL SUFFER IF WE LOSE RELATIONSHIPS WITH PAYORS.

         We are dependent on reimbursement from non-governmental payors. Many payors seek to limit the number of providers that supply drugs to their enrollees. From time to time, payors with whom we have relationships require that we and our competitors bid to keep their business, and there can be no assurance that we will be retained or that our margins will not be adversely affected when that happens. The loss of a payor relationship could result in the loss of a significant number of patients and have a material adverse effect on our business, financial condition and results of operations.

         OUR BUSINESS COULD BE HARMED IF PAYORS DECREASE OR DELAY THEIR PAYMENTS TO US.

         Our profitability depends on payment from governmental and non-governmental payors, and we could be materially and adversely affected by cost containment trends in the health care industry or by financial difficulties suffered by non-governmental payors. Cost containment measures affect pricing, purchasing and usage patterns in health care. Payors also influence decisions regarding the use of a particular drug treatment and focus on product cost in light of how the product may impact the overall cost of treatment. The timing of payments and our ability to collect from payors also affects our revenues and profitability. If we are unable to collect from payors or if payors fail to pay us in a timely manner, it could have a material adverse effect on our business and financial condition.

         OUR BUSINESS COULD BE ADVERSELY AFFECTED BY THE GROWTH STRATEGY OF ACQUIRING OTHER COMPANIES.

         Since our growth strategy may involve the acquisition of other companies, we may record goodwill in the future. The amortization and possible write-off of this goodwill could negatively impact our future earnings. Also we may be required to allocate a portion of the purchase price to the value of non-competition agreements, patient base and contracts that are acquired. The value of any amounts allocated to these items could be amortized over a period years. As a result, our earnings and market price of our common stock could be negatively impacted.

         WE RELY ON A FEW KEY EMPLOYEES WHOSE ABSENCE OR LOSS COULD ADVERSELY AFFECT OUR BUSINESS.

         We depend on a few key executives, and the loss of their services could cause a material adverse effect to our company. We do not maintain "key person" life insurance policies on any of those executives. As a result, we are not insured against the loss resulting from the death of our key executives. Further, we must be able to attract and retain other qualified, essential employees for our technical operating and professional staff, such as pharmacists. If we are unable to attract and retain these essential employees, our business could be harmed.

         WE MAY NEED ADDITIONAL CAPITAL TO FINANCE OUR GROWTH AND CAPITAL REQUIREMENTS, WHICH COULD PREVENT US FROM FULLY PURSUING OUR GROWTH STRATEGY.

         In order to implement our growth strategy, we will need substantial capital resources and will incur, from time to time, additional short-and long-term indebtedness, the terms of which depend on market and other conditions. We cannot be certain that existing or additional financing will be available to us on acceptable terms, if at all. As a result, we could be unable to fully pursue our growth strategy. Further, additional financing may involve the issuance of equity securities that would reduce the percentage ownership of our then current stockholders.

         OUR INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND NONCOMPLIANCE BY US OR OUR SUPPLIERS COULD HARM OUR BUSINESS.

         The marketing, sale and purchase of drugs and medical supplies is extensively regulated by federal and state governments, and if we fail or are accused of failing to comply with laws and regulations, we could suffer a material adverse effect on our business, financial condition and results of operations. Our business could also be materially and adversely affected if the suppliers or clients we work with are accused of violating laws or regulations. The applicable regulatory framework is complex, and the laws are very broad in scope. Many of these laws remain open to interpretation, and have not been addressed by substantive court decisions.

         The health care laws and regulations that especially apply to our activities include:

         - The federal "Anti-Kickback Law" prohibits the offer or solicitation of compensation in return for the referral of patients covered by almost all governmental programs, or the arrangement or recommendation of the purchase of any item, facility or service covered by those programs. The Health Insurance Portability and Accountability Act of 1996, or HIPPA, created new violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare or Medicaid eligible patients. The potential sanctions for violations of these laws range from significant fines, to exclusion from participation in the Medicare and Medicaid programs, to criminal sanctions. Although some "safe harbor" regulations attempt to clarify when an arrangement will not violate the Anti-Kickback Law, our business arrangements and the services we provide may not fit within these safe harbors. Failure to satisfy a safe harbor requires analysis of whether the parties intend to violate the Anti-Kickback Law. The finding of a violation could have a material adverse effect on our business.

         - The Department of Health and Human Services has proposed regulations implementing the Administrative Simplification provision of HIPPA concerning the maintenance and transmission and security of electronic health information, particularly individually identifiable information. The new regulations, when enacted, will require the development and implementation of security and transaction standards for all electronic health information and impose significant use and disclosure obligations on entities that send or receive individually identifiable electronic health information. Failure to comply with these regulations, or wrongful disclosure of confidential patient information could result in the imposition of administrative or criminal sanctions, including exclusion from the Medicare and state Medicaid programs. In addition, if we choose to distribute drugs through new distribution channels such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could have a material adverse effect on our business.

         - The Ethics in Patient Referrals Act of 1989, as amended, commonly referred to as the "Stark Law," prohibits physician referrals to entities with which the physician or their immediate family members have a "financial relationship." A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

         - State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that we assist patients and providers with prescribed treatment programs, a state could consider our activities to constitute the practice of medicine. If we are found to have violated those laws, we could face civil and criminal penalties and be required to reduce, restructure, or even cease our business in that state.

         - Pharmacies and pharmacist must obtain state licenses to operate and dispense drugs. Pharmacies must also obtain licenses in some states to operate and provide goods and services to residents of those states. If we are unable to maintain our licenses or if states place burdensome restrictions or limitations on non-resident pharmacies, this could limit or affect our ability to operate in some states which could adversely impact our business and results of operations.

         - Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as referral and billing practices, product discount arrangements, dissemination of confidential patient information, clinical drug research trials and gifts for patients.

         - The False Claims Act encourages private individuals to file suits on behalf of the government against health care providers such as us. Such suits could result in significant financial sanctions or exclusion from participation in the Medicare and Medicaid programs.

         THE MARKET PRICE OF OUR COMMON STOCK MAY EXPERIENCE SUBSTANTIAL FLUCTUATIONS.

         The Market price of our common stock could fluctuate substantially based on a variety of factors, including the following:

         - future announcements concerning us, our competitors, the drug manufacturers with whom we have relationships or the health care market.
         -    Changes in government regulations;
         -    Overall volatility of the stock market;
         -    Changes in earnings estimates by analysts; and
         -    Changes in operating results from quarter to quarter.

         Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in our results of operations and general economic, political and market conditions, may adversely affect the market price of our common stock.

         ITEM 2.  PROPERTIES

              The Company occupies approximately 2,700 square feet of space in Huntington Station, New York, which is leased to the Company through December 31, 2003. Both the executive offices and the New York Pharmacy are located at this site. The Company also leases approximately 3,600 square feet of space in Austin, Texas for its licensed pharmacy. This lease expires May 30, 2003.

         ITEM 3.  LEGAL PROCEEDINGS

                  The Company is not a party to any material pending legal proceedings.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2000.

                                     PART II

         ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDERS

         DESCRIPTION OF SECURITIES

                  The authorized capital stock of the Company consists of 5,000,000 shares of Preferred Stock, par value of $.01 per share and 15,000,000 shares of Common Stock, par value of $.01 per share. There were 512,500 shares of Preferred Stock and 3,100,000 shares of Common Stock outstanding at December 31, 2000. The Company's Certificate of Incorporation is available for review upon request.

         PREFERRED STOCK. The holders of Preferred Stock are entitled to receive dividends prior and in preference to any declaration of any dividend on the Common Stock. In the event of a liquidation, dissolution, or winding-up of the Company, holders of Preferred Stock are entitled to be paid in full in an amount equal to a per share price for each share of Preferred Stock outstanding plus an amount equal to all declared but unpaid dividends on each such share accrued up to such date of distribution. Holders of Preferred Stock may convert their stock at any time into shares of Common Stock.

         COMMON STOCK. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore. In the event of a liquidation, dissolution, or winding-up of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities. Holders of Common Stock have no preemptive rights and have no rights to convert their Common Stock into any other securities. All of the outstanding shares of Common Stock are fully paid and non-assessable.

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

         RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO THE ELEVEN MONTHS ENDED DECEMBER 31, 1999

         NET SALES. Net sales of the Company's mail order medications divisions were $9,167,587 for the year ended December 31, 2000 and $6,937,625 for the eleven months ended December 31, 1999. Monthly average net sales of specialty prescription medications increased by 21.13% during 2000 as compared to 1999.

         GROSS PROFIT. Gross profit was 16.46% of sales for the year ended December 31, 2000 and 23.43% for the eleven months ended December 31, 1999. The decrease was reflective of a change in prescription therapy and payor mix, as well as prescription reimbursement pricing pressure.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2,415,531 for the year ended December 31, 2000 and $2,638,367 for the eleven months ended December 31, 1999; and represented 26.34% and 38.03% of net sales, respectively. The decrease in selling, general and administrative expenses represents a 8.44% decrease in annual expenses when compared to 1999. The Company was able to reduce and leverage its expenses while increasing sales by 21.13%.

OTHER INCOME (EXPENSE). Other income (expense) for the year ended December 31, 2000 was ($233,643) and $(965,235) for the eleven months ended December 31, 1999. For the year ended December 31, 2000, other income (expense) is comprised of interest expense and the net gain from the Company's settlement of a lawsuit.

INCOME TAXES. For the year ended December 31, 2000, the Company's tax benefit approximating $ 130,000 primarily resulted from the income tax provision recorded for the income on discontinued operations. For the eleven months ended December 31, 1999, there was no provision due to the fact that the Company had an operating loss.

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

LIQUIDITY AND CAPITAL RESOURSES. At December 31, 2000 and December 31, 1999, the Company had cash balances of $727,981 and $316,871 respectively. Inventories at December 31, 2000 and December 31, 1999 were $96,519 and $94,718, respectively. Accounts receivable net of the allowance for doubtful accounts was $1,140,218 at December 31, 2000 and $1,137,469 at December 31, 1999. In addition, the Company has a revolving credit facility in the amount of $4.0 million available to the Company for short-term borrowings. Borrowings under the facility bear interest at Prime + two percent and are collateralized by a perfected and primary security interest in all assets, accounts receivable, trademarks, licenses, and values of any kind of the Company. At December 31, 2000 and December 31, 1999, borrowings under this facility were $0 and $727,804 respectively. In addition, The Company secured a loan from a bank for $1,500,000 that bears interest at 8.5%, monthly, with the full principle payable in March of 2002.

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 12 months from the date hereof.
         ITEM 7.FINANCIAL STATEMENTS                                Page

         Independent Auditors' Report                                F-1

         Consolidated Balance Sheet as of December 31, 2000          F-2

         Consolidated Statement of Operations for the Year Ended
         December 31, 2000 and the Period from February 1, 1999 to
         December 31, 1999                                           F-3

         Consolidated Statement of Cash Flows for the Year Ended
         December 31, 2000 and the Period from February 1, 1999
         to December 31, 1999                                        F-4

         Consolidated Statement of Stockholders' Equity for the
         Period February 1, 1999 to December 31, 2000                F-5

         Notes to Consolidated Financial Statements               F-6 - F-12

                          INDEPENDENT AUDITORS' REPORT

         The Board of Directors
         Allion Healthcare, Inc. and Subsidiaries
         Huntington Station, New York

         We have audited the accompanying consolidated balance sheet of Allion Healthcare, Inc. and Subsidiaries, as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and the period from February 1, 1999 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allion Healthcare, Inc. and Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended and for the period from February 1, 1999 to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

                                        HOLTZ RUBENSTEIN & CO., LLP
         Melville, New York
           January 30, 2001 (except for Note 5
            which the date is March 9, 2001)


                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

             ASSETS (Note 4) CURRENT:
 Cash and cash equivalents                              $   727,981
 Accounts receivable, net of allowance
 for doubtful accounts of  $ 165,000                      1,140,218
 Inventories                                                 96,519
 Prepaid expenses and other current assets                   38,850
                                                          ---------
                      Total current assets                2,003,568

PROPERTY AND EQUIPMENT, at cost,               $   56,323
         less accumulated depreciation and
         amortization of                       ($  9,863)
                                               ----------
TOTAL PROPERTY AND EQUIPMENT                                 46,460
OTHER ASSETS                                                 20,802
                                                         ----------
                                                        $ 2,070,830
                                                        ===========

             LIABILITIES AND STOCKHOLDERS' DEFICIT
             -------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                         $ 878,236
 Accrued expenses and other current liabilities             280,174
                                                          ---------
 Total current liabilities                                1,158,410

LONG TERM LIABILITIES
 Note payable (Note 5)                                    1,500,000
                                                          ---------
 Total long term liabilities                              1,500,000

COMMITMENTS (Note 7)

STOCKHOLDERS' DEFICIT: (Note 8)
 Convertible preferred stock, $.01 par value;
  shares authorized 5,000,000; issued
  and outstanding 512,500                                     5,125
 Common stock, $.01 par value; shares authorized
  15,000,000; issued and outstanding 3,100,000               31,000
  Additional paid-in capital                              2,153,375
  Unearned compensation                                     (10,000)
  Accumulated deficit                                    (2,767,080)
                                                        ------------
 TOTAL STOCKHOLDERS' DEFICIT                               (587,580)
                                                        ------------
                                                        $ 2,070,830
                                                        ===========

                See notes to consolidated financial statements.



                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE
                      ELEVEN MONTHS ENDED DECEMBER 31, 1999


                                                 2000            1999
                                              ----------       ---------
NET SALES                                     $9,167,587      $6,937,625
COST OF GOODS SOLD                             7,658,984       5,312,546
                                               ---------       ---------
       Gross profit                            1,508,603       1,625,079

OPERATING EXPENSES: (Note 7)
      Selling, general and
       administrative expenses                 2,415,531       2,638,367
                                               ---------       ---------

      Operating loss                            (906,928)     (1,013,288)
                                               ----------     -----------

OTHER INCOME (EXPENSE):
  Interest expense                             ( 306,591)     (  965,235)
  Other income, net                               72,948            -
                                               ---------      -----------
   Total other income (expense)                 (233,643)     (  965,235)
                                               ----------     -----------
LOSS BEFORE INCOME TAX BENEFIT                (1,140,571)     (1,978,523)

INCOME TAX BENEFIT                            (  129,632)          -
                                              -----------     -----------

LOSS FROM CONTINUING OPERATIONS               (1,010,939)     (1,978,523)
                                              ----------      -----------
DISCONTINUED OPERATIONS: (Note 3)
   Income(Loss) from discontinued operations,
   net of tax provision(benefit) of $134,000
   and $(820,000) respectively                  260,466       (1,497,155)
   Gain on disposal, net of income taxes
    of $ 820,000                                   -           1,459,071
                                               ----------      ---------

INCOME(LOSS) FROM DISCONTINUED OPERATIONS       260,466        (  38,084)
                                               ----------     -----------
NET LOSS                                      $(750,473)     $(2,016,607)
                                               ========       ===========

BASIC AND DILUTED LOSS PER COMMON SHARE:
   Continuing operations                      $    (.33)    $      (.66)
   Discontinued operations                          .09            (.50)
   Gain on disposal                                  -              .49
                                              ---------        ---------
                Net loss                      $    (.24)    $      (.67)
                                              =========        =========

BASIC AND DILUTED WEIGHTED AVERAGE
OF COMMON SHARES OUTSTANDING                  3,096,513       3,000,000
                                              =========      ==========




           See notes to consolidated financial statements



                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
                      ELEVEN MONTHS ENDED DECEMBER 31, 1999


  OPERATING ACTIVITIES:                                 2000         1999
                                                    ------------  ----------
   Net loss                                        $  (750,473)  $(2,016,607)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Loss from discontinued operations                     -       (1,497,155)
    Gain on sale of discontinued operations               -        1,459,071
    Non-cash compensation                               60,500        28,000
    Depreciation and amortization                        7,729         2,134
    Provision for doubtful accounts                    211,967       554,798
  Changes in operating assets and liabilities:
    Accounts receivable                               (214,716)      552,537
    Inventory                                           (1,801)       97,454
    Note receivable                                    326,393      (326,393)
    Prepaid expenses and other assets                  138,160       176,224
    Accounts payable and accrued expenses              354,819        54,023
                                                     ----------     --------
     Net cash provided by (used in)
            operating activities                       132,578      (945,914)
                                                     ----------     ---------

  INVESTING ACTIVITIES:
    Proceeds from dispositions of businesses
     and sales of property and equipment                  -        3,188,524
    Purchase of property and equipment                 (35,664)      (18,630)
                                                      ----------    ----------
    Net cash (used in) provided by
          investing activities                         (35,664)    3,169,894
                                                     ----------    ---------

  FINANCING ACTIVITIES:
       Proceeds from sale of Preferred Stock          1,025,000          -
       Proceeds from exercise of stock options
        and warrants                                     17,000          -
       Proceeds from sale of Common Stock                 -         1,000,000
       Proceeds from draws of line of credit          1,720,000     9,265,000
       Proceeds from note payable                         -         1,500,000
       Repayment of line of credit                   (2,447,804)  (13,672,109)
                                                    -----------   ------------
       Net cash provided by (used in)
            financing activities                        314,196   ( 1,907,109)
                                                    -----------   ------------

  NET INCREASE IN CASH AND CASH EQUIVALENTS             411,110       316,871
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        316,871         -
                                                    -----------   ------------
  CASH AND CASH EQUIVALENTS, END OF PERIOD          $   727,981   $    316,871
                                                    ===========   ============

      SUPPLEMENTAL DISCLOSURE:
       Income taxes paid                            $    4,368    $      -
                                                    ==========    ============
       Interest paid                                $  188,082    $  1,039,894
                                                    ==========    ============


                 See notes to consolidated financial statements.


                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    (Note 8)


                   Common Stk.           Preferred Stk.
                   15,000,000 Shs.       5,000,000 Shs.


                        $ .01 PAR VALUE     $.01 PAR VALUE
                        ----------------    --------------   ADDITIONAL
                                    PAR              PAR      PAID-IN     UNEARNED
                        SHARES     VALUE   SHARES   VALUE     CAPITAL    COMPENSATION    DEFICIT        TOTAL
                     -----------  ------- --------- ------   ----------  ------------   ---------  ------------

February 1, 1999         -     $    -        -      $ -      $     -      $    -           $     -   $      -

Issuance of stock    2,500,000   25,000      -        -       975,000        -              -         1,000,000

Stock options issued
for services             -          -        -        -        61,000     (61,000)          -             -

Amortization of
unearned compensation    -          -        -        -           -        28,000           -            28,000

Warrants issued          -          -        -        -        44,000        -              -            44,000

Stock issued to
unsecured creditors    500,000    5,000      -        -           -          -              -             5,000

Net loss                 -          -        -        -           -          -        (2,016,607)   (2,016,607)
                     ---------  -------   -------   ------ -----------   --------     -----------    ---------

Balance,
December 31,1999     3,000,000   30,000      -        -      1,080,000    (33,000)    (2,016,607)   (  939,607)

Issuance of stock      100,000    1,000      -        -         16,000      -               -           17,000

Issuance of stock        -          -     512,500    5,125   1,019,875      -               -        1,025,000

Stock options issued
for services             -          -        -        -         37,500    (37,500)          -              -

Amortization of
unearned compensation    -          -        -        -            -       60,500           -           60,500

Net loss                 -          -        -        -            -        -           (750,473)     (750,473)
                     ---------  -------   -------   ------ -----------   --------     -----------    ---------
Balance,
December 31, 2000    3,100,000  $31,000   512,500   $5,125 $ 2,153,375   $(10,000)    $(2,767,080)   $(587,580)
                     =========  =======   =======   ====== = =========   ========     ===========    =========



                 See notes to consolidated financial statements.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY

         Allion Healthcare, Inc. and Subsidiaries (the "Company") is the parent corporation of two wholly owned subsidiaries; Mail Order Meds, Inc. and Mail Order Meds of New York, Inc. The Company provides specialty prescription medication services to all 50 U.S. States and provides a convenient, private and informative shopping experience for health and personal care products through the Internet.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

INCOME TAXES. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

STATEMENT OF CASH FLOWS. For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

CREDIT RISK. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high-quality financial institutions. The Company's customer base consists of a large number of diverse customers.

NET LOSS PER SHARE INFORMATION. Basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares, consist of the incremental common shares issuable upon the exercise of stock options and warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the year ended December 31, 2000 and eleven months ended December 31, 1999, does not include the impact of common stock options and warrants then outstanding, as the effect of their inclusion would be anti-dilutive.

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

         Net revenues and loss from discontinued operations are as follows:

                                        2000              1999
                                      --------        ------------
Revenues, net                         $   -           $  4,024,771
                                      --------        ------------
Cost and expenses:
Cost of revenues                          -              2,445,112
Selling, general and administrative       -              3,829,201
Bad debt recoveries                    394,466               -
Depreciation and amortization             -                 67,613
                                      ---------        -----------
                                       394,466           6,341,926
                                      ---------        -----------
Operating income (loss)                394,466          (2,317,155)
Income tax provision (benefit)         134,000          (  820,000)
                                      --------         ------------
Net Income (Loss)                     $260,466         $(1,497,155)
                                      ========         ============

NOTE 4.  REVOLVING CREDIT LINE

         The Company has a revolving credit facility in the amount of $4.0 million available for short-term borrowings. This credit facility expires on April 21, 2001. Borrowings under the facility bear interest at Prime + two percent and are collaterized by a perfected and primary security interest in all assets, accounts receivable, trademarks, licenses and values of any kind of the Company. The prime rate at December 31, 2000 was 9.5%.

NOTE 5.  NOTE PAYABLE

         The Company has a promissory note in the amount of $1,500,000 that is due and payable on March 31, 2002. The note bears interest at 8.5% annually and the Company is required to make monthly interest payments. The note is guaranteed by a Director of the Company.

NOTE 6.  INCOME TAXES

         A reconciliation of the income tax (benefit) computed at the statutory Federal income tax rate to the reported amount follows:

                                                PERIODS ENDED DECEMBER 31,
                                                --------------------------
                                                  2000             1999
                                               ----------       ----------

Federal Statutory Rate:                             34%               34%
                                                    ---
Tax benefit at Federal Statutory Rates        $ (340,319)       $ (672,693)
Loss in excess of available benefit              210,687           670,908
Other, net                                          -                1,785
                                              ----------       -----------
                                              $ (129,632)      $      -
                                              ===========      ============

At December 31, 2000, the Company had net operating loss carryforwards for tax purposes of approximately $2,167,000 expiring at various dates through 2020.

Deferred tax assets comprise the following:

                                            DECEMBER 31,2000    DECEMBER 31,1999
                                            ----------------    ----------------

Allowance for doubtful accounts             $    67,000          $   95,173
Loss carryforwards                              887,000             725,979
                                            -------------         ---------
Gross deferred tax assets                       954,000             821,152
Valuation allowance                            (954,000)           (821,152)
                                            -------------         ----------
                                            $      -              $     -
                                            =============         ===========

NOTE 7.  LEASE COMMITTMENTS

         The Company leases office space in Huntington Station, New York and Austin, Texas. The lease for the New York space expires in December 2003 and the lease for the Texas space expires in May 2003.
         At December 31, 2000, the Company's lease commitments provide for the following minimum annual rentals.

                         2001       $  122,000
                         2002          129,000
                         2003          100,000
                                    ----------
                                    $  351,000
                                    ==========

    During the year ended December 31, 2000, and the eleven months ended December 31, 1999, rental expense approximated to $130,000 and $107,000 respectively.

NOTE 8.  STOCKHOLDERS' EQUITY

      a.   Common shares reserved

           Common shares reserved at December 31, 2000, are as follows:

           Stock Option Plan                    1,150,000
           Warrants                               492,500
           Convertible Preferred Stock            512,500

      b.   Stock Options

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

A summary of the status of the Company's stock option plan as of December 31, 2000 and 1999, and changes during the periods then ended is presented below.

                                         2000                     1999
                                 ----------------------- -----------------------
                                               WEIGHTED               WEIGHTED
                                               AVERAGE                AVERAGE
                                               EXERCISE               EXERCISE
    STOCK OPTIONS                  SHARES      PRICE      SHARES       PRICE
    -------------                ---------     --------   -------     ---------

Outstanding, beginning of year     735,100      $0.18        -         $   -
Granted                            375,500       1.59     735,100        0.18
Exercised                         (100,000)      0.18         -            -
Canceled                          (  3,700)      0.51         -            -
                                  ---------                -------

Outstanding, end of year          1,006,900    $ 0.71       735,100     $ 0.18
                                  =========                 =======

Options exercisable at year end     663,029    $ 0.28       334,822     $ 0.17
                                  =========                 =======

Weighted average fair value of options
under the plan granted during the year         $ 0.27                   $ 0.13
                                               ======                   ======

Weighted average fair value of warrants
granted during the year                        $ 0.10                   $ 0.44
                                               ======                   ======



The following table summarizes information about stock options outstanding at December 31, 2000:




                          OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
-----------------------------------------------------  ------------------------
                            WEIGHTED        WEIGHTED                  WEIGHTED
RANGE OF                    AVERAGE         AVERAGE                   AVERAGE
EXERCISE    NUMBER         REMAINING        EXERCISE    NUMBER        EXERCISE
PRICE      OUTSTANDING    CONTRACTUAL LIFE   PRICE    OUTSTANDING      PRICE
--------- ------------- ------------------ --------- -------------  ---------

$ .17-$ .66   632,900       8.11 years       $0.19      600,696        $ 0.19
$1.00-$2.00   374,000       9.54 years       $1.59       62,333        $ 1.18

         In accordance, with APB Opinion No. 25, no compensation expense has been recognized for the stock option plans. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in the year ended December 31, 2000 and the eleven months ended December 31, 1999 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have changed to the following pro forma amounts.

                                           2000            1999
                                     ----------------   ------------
Net loss, as reported                $  (750,473)       $(2,016,607)
Net loss, pro forma                     (770,873)        (2,025,823)
Basic loss per share, as reported           (.24)              (.67)
Basic loss per share, pro forma             (.25)              (.67)
Diluted loss per share, as reported         (.24)              (.67)
Diluted loss per share, pro forma           (.25)              (.67)

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The following range of weighted-average assumptions were used for grants during the year ended December 31, 2000 and eleven months ended December 31, 1999.

                                   2000                   1999
                             ----------------       --------------
Dividend yield                     0.00%                  0.00%
Volatility                         0.00%                  0.00%
Risk-free interest rate            5.50%                  5.50%
Expected life                    Ten years             Five years

         The weighted average grant date fair value of options granted during 2000 and 1999 was $.27 and $.13, respectively.

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

c.   Warrants

         In March 2000, the Company issued 375,000 common stock warrants to a director of the Company, which resulted in an additional charge to interest expense approximating $37,500. The warrants were issued as consideration for guarantying the Company's note payable. (See Note 5).

d.         Preferred stock

         The Company has authorized 5,000,000 shares of preferred stock, .01 par value, which the Board of Directors has authority to issue from time to time in series. The Board of Directors also has the authority to fix, before the issuance of each series, the number of shares in each series and the designation, preferences, rights and limitations of each series.
         In March 2000, the Company sold 512,500 shares of Series A convertible preferred stock (the "Series A Preferred Stock") to a group of investors. The net proceeds to the Company were approximately $1,025,000. As described in the Private Placement Memorandum, each share of Series A Preferred Stock is convertible, at the option of the holder at any time, into one share of common stock.
         The Series A Preferred Stock has senior preference and priority as to the dividend as well as distributions and payments upon the liquidation, dissolution, or winding up of affairs before any payment to other shareholders of the Company.

NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.
         Long-Term Debt: The fair value of the Company's long term debt, including the current portions, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at December 31, 2000 approximates its fair value.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE

            Not applicable.

ITEM 9. MANAGEMENT OF THE COMPANY



                        EXECUTIVE OFFICERS AND DIRECTORS

         Our executive officers and Directors, their ages and the positions held by them, as of December 31, 2000 are as follows:

NAME                           AGE    POSITION
----                           ---    --------
Michael P. Moran...............40     President and Chief Executive Officer,
                                      Chief Financial Officer and Secretary
John Pappajohn.................72     Director
Derace Schaffer, M.D. .........53     Director

         MICHAEL P. MORAN has served as President and CEO since September 1997. Mr. Moran was hired to turn around the financial picture of the Company and refocus its core business units. Mr. Moran managed the Company through a successful Chapter 11 reorganization in 4 months, and has increased business in the Specialty Pharmacy divisions during the past two years. From 1996 to September of 1997 Mr. Moran was a Regional Vice President at Coram Healthcare, Inc. From 1990 to 1996 Mr. Moran was a Regional Vice President for Chartwell Home Therapies, Inc. From 1982 to 1990 Mr. Moran held various sales and management positions at Critical Care America, Inc. Mr. Moran received a B.A. in Management from Assumption College, and was a second team All-American Football player.

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

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item will appear in the section entitled "Executive Compensation" included in the Company's definitive proxy statement relating to the 2001 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will appear in the section entitled "Security Ownership of Directors, Officers and Principle Stockholders" included in the Company's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         One of the Company's Directors, John Pappajohn, personally guaranteed a loan made by a bank to the Company. The loan was for $1,500,000 and is due on March 31, 2002. (See Notes 5 and 8)

ITEM 13. COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         The Company knows of no existing failure to file a required form.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K
         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   Item 7. Financial Statements, Pro Forma Financial Information, Exhibits

                                   SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  Date:   January 30, 2001

                                  ALLION HEALTHCARE, INC., AND SUBSIDIARIES

                                           (Registrant)

                                      By:  /s/MICHAEL P. MORAN
                                           -----------------
                                           Michael P. Moran, Director
                                           President, Chief Executive Officer,
                                           Chief Financial Officer, Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  JOHN PAPPAJOHN
     ---------------
    John Pappajohn, Director
    Date: JANUARY 30, 2001

/s/ DERACE SCHAFFER, M.D.
    --------------------
    Derace Schaffer, M.D., Director

    Date: JANUARY 30, 2001
          ----------------