Form 10QSB
period 2001-03-31
ALLION HEALTHCARE INC
filed 2001-05-14
CIK 847935

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001
                                                 --------------

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

      YES  X      NO
          ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                       OUTSTANDING AT
         CLASS OF COMMON STOCK         MARCH 31, 2001
         ---------------------         --------------
            $.01 par value               3,100,000

Transitional small business disclosure format (check one):

YES         NO  X
    ---        ---

                                TABLE OF CONTENTS





         PART I.  FINANCIAL INFORMATION                            Page
                                                                   ----
          Financial Statements:

          Condensed Consolidated Balance Sheet as of
          March 31, 2001 (Unaudited)                                3

          Condensed Consolidated Statements of Operations
          for the Three Months Ended March 31, 2001
          and 2000 (Unaudited)                                      4

          Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 2001 and
          2000 (Unaudited)                                          5

          Notes to Condensed Consolidated Financial Statements      6

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations           6-7

          PART II. OTHER INFORMATION

         Item 6:  Exhibits and Reports on Form 8-K                  7

         Signatures                                                 8


                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


 ASSETS                                         MARCH 31 ,2001
 ------                                        ---------------

CURRENT:
 Cash and cash equivalents                        $  615,323
 Accounts receivable, net                          1,025,779
 Inventories                                         116,979
 Prepaid expenses and other
  current assets                                      33,563
                                                   ---------
        Total current assets                       1,791,644

PROPERTY AND EQUIPMENT, net                           43,644
OTHER ASSETS                                          20,802
                                                  ----------

                                                 $ 1,856,090
                                                 ===========

 LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT:
 Accounts payable                                $   872,948
 Accrued expenses and other
  current liabilities                                272,023
 Note payable                                      1,500,000
                                                ------------

 Total current liabilities                         2,644,971

STOCKHOLDERS' DEFICIT:
 Convertible preferred stock,$.01 par value;
  shares authorized 5,000,000; issued and
  outstanding 512,500                                  5,125

Common stock, $.01 par value; shares
  authorized 15,000,000; issued and
  outstanding 3,100,000                               31,000
  Additional paid-in capital                       2,153,375
Accumulated deficit                               (2,978,381)
                                                 ------------
TOTAL STOCKHOLDERS' DEFICIT                         (788,881)
                                                 ------------
                                                 $ 1,856,090
                                                 ===========


     See notes to condensed consolidated financial statements.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three months ended
                                                             March 31,
                                                     2001               2000
                                                    --------         ----------
NET SALES                                         $ 2,684,957       $ 2,120,492
COST OF GOODS SOLD                                  2,209,271         1,704,515
                                                  -----------       -----------
     Gross profit                                     475,686           415,977

OPERATING EXPENSES:
     Selling, general and
      administrative expenses                         647,788           616,707
                                                  -----------       -----------

     Operating loss                                  (172,102)         (200,730)
                                                  -----------       -----------

OTHER:
    Interest expense                                  (31,946)         (192,070)
    Other income, net                                    --              36,540
                                                  -----------       -----------
     Total other income (expense)                     (31,946)         (155,530)
                                                  -----------       -----------

LOSS BEFORE INCOME TAXES                             (204,048)         (356,260)

PROVISION FOR INCOME TAXES                              7,253               915
                                                  -----------       -----------

LOSS FROM CONTINUING OPERATIONS                      (211,301)         (357,175)

INCOME FROM DISCONTINUED OPERATIONS
 NET OF TAX PROVISION OF $ --
  AND $ 37,000, RESPECTIVELY                             --             107,371
                                                  -----------       -----------

NET LOSS                                          $  (211,301)      $  (249,804)
                                                  ===========       ===========

BASIC AND DILUTED INCOME (LOSS) PER
  COMMON SHARE
    Continuing operations                         $    (.07)        $      (.12)
    Discontinued operations                                 -               .04
                                                  -----------      ------------

    Net loss                                      $    (.07)       $       (.08)
                                                  ===========       ===========


BASIC AND DILUTED WEIGHTED AVERAGE
 OF COMMON SHARES OUTSTANDING                      3,100,000          3,096,813
                                                  ==========        ===========




             See notes to condensed consolidated financial statements.


                ALLION HEALTHCARE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                        Three months ended
                                                              March 31,
                                                        2001              2000
                                                    ------------        ----------

OPERATING ACTIVITIES:
Net loss                                               (211,301)       (249,804)
Adjustments to reconcile net loss to
net cash (used in) provided by operating
activities:
Income from discontinued operations                        --           107,371
Non-cash compensation                                    10,000           7,500
Depreciation and amortization                             2,816           1,245
Provision for doubtful accounts                            --            80,820

Changes in operating assets and liabilities:
Accounts receivable                                     114,439         127,105
Inventory                                               (20,460)           (376)
Prepaid expenses and other assets                         5,287         125,465
Accounts payable and accrued expenses                   (13,439)         27,130
                                                      ---------     -----------

Net cash (used in) provided by
operating activities                                   (112,658)        226,456
                                                      ---------     -----------

INVESTING ACTIVITIES:
  Note receivable                                          --            24,129
  Purchase of property and equipment                       --            (9,402)
                                                      ---------     -----------

  Net cash provided by investing activities                --            14,727
                                                      ---------     -----------

FINANCING ACTIVITIES:
Proceeds from sale of Preferred Stock                      --         1,025,000
Proceeds from exercise of stock
options and warrants                                       --            17,100
Proceeds from draws of line of credit                      --         1,720,000
  Repayment of line of credit                              --        (2,555,175)
                                                      ---------     -----------

Net cash provided by
  financing activities                                     --           206,925
                                                      ---------     -----------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                      (112,658)        448,108

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                    727,981         316,871
                                                      ---------     -----------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                        $ 615,323     $   764,979
                                                      =========     ===========


            See notes to condensed consolidated financial statements.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

          The consolidated financial statements of Allion Healthcare, Inc. and Subsidiaries (the "Company") include the accounts of the Company and its two wholly owned subsidiaries; Mail Order Meds, Inc. and Mail Order Meds of New York, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

2.  INVENTORIES

          Inventories at March 31, 2001 were comprised of pharmaceuticals.

3.  INTERIM PERIODS

          The financial statements for the three months ended March 31, 2001 and 2000 are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for fair presentation of financial position and results of operations. Results for the interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company's December 31, 2000 consolidated financial statements and notes thereto.

4.  SUBSEQUENT EVENT

          On April 25, 2001, the Company issued 333,334 shares of Series B Convertible Preferred Stock in exchange for $1,000,002. These securities were issued pursuant to Rule 506 under Section 4(2), 4(6) of the Securities Act.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NET SALES: Net sales of the Company's specialty pharmacy divisions were $2,684,957 for the three months ended March 31, 2001 and $2,120,492 for the three months ended March 31, 2000. Monthly average net sales of specialty prescriptions medications increased by 26.62% during the first quarter of 2001 as compared to the first quarter of 2000.

GROSS PROFIT: Gross profit was 17.71% of sales for the three months ended March 31, 2001 and 19.62% for the three months ended March 31, 2000. The decrease was reflective of a change in prescription therapy and payor mix, as well as prescription reimbursement pricing pressure.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were $647,788 for the three months ended March 31, 2001 and $616,707 for the three months ended March 31, 2000. Selling, general and administrative expenses were 24.12% of sales in 2001 as compared to 29.08% in 2000.

OTHER INCOME (EXPENSE): Other income (expense) during the three months ended March 31, 2001 was ($31,946) and ($155,530) for the three months ended March 31, 2000. For the three months ended March 31, 2000, other income (expense) is comprised of interest expense and the net gain from the Company's settlement of a lawsuit.

LIQUIDITY AND CAPITAL RESOURCES: At March 31, 2001 and 2000 the Company had cash balances of $615,323 and $764,979, respectively. Inventories at March 31, 2001 and 2000 were $116,979 and $95,094, respectively. In addition, the Company has a revolving credit facility in the amount of $4.0 million available to the Company for short-term borrowings. Borrowings under the facility bear interest at Prime + 2% and are collateralized by a perfected and primary security interest in all assets, accounts receivable, trademarks, licenses, and values of any kind of the Company. At March 31, 2001 and 2000, the borrowings under this facility were $0.

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 12 months from the date hereof.


                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES


PART II. OTHER INFORMATION


Item 6:       EXHIBITS AND REPORTS ON FORM 8-K

              There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2001

                             ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                             -----------------------------------------
                             (Registrant)

                             By:  MICHAEL P. MORAN
                                 ------------------------------------
                                 Michael P. Moran, Director,
                                 President, Chief Executive Officer,
                                 Chief Financial Officer, Secretary