Form 10QSB
period 2001-06-30
ALLION HEALTHCARE INC
filed 2001-08-14
CIK 847935

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001
                               -------------
                        OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number:0-17821

                             ALLION HEALTHCARE,INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                           11-2962027
-------------------------------             -----------------
(State or other jurisdiction of             (I.R.S.Employer
incorporation or organization)              Identification No.)

         33 WALT WHITMAN ROAD, SUITE 200A HUNTINGTON STATION, NY  11746
       --------------------------------------------------------- --------
          (Address of principal executive offices)              (Zip Code)

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

      YES  X      NO
          ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                       OUTSTANDING AT
         CLASS OF COMMON STOCK         JUNE 30, 2001
         ---------------------         -------------

            $.01 par value               3,100,000

Transitional small business disclosure format (check one):

YES         NO  X
    ---        ---

                                TABLE OF CONTENTS
                                -----------------


  PART I.  FINANCIAL INFORMATION                                         PAGE

                Financial Statements:

                Condensed Consolidated Balance Sheet as of
      June 30, 2001 (Unaudited)                                            3

                Condensed Consolidated Statements of Operations
      for the Six Months Ended June 30, 2001 and
      2000 (Unaudited)                                                     4

     Condensed Consolidated Statements of Operations
      for the Three Months Ended June 30, 2001 and
      2000 (Unaudited)                                                     5

                Condensed Consolidated Statements of Cash Flows
      for the Six Months Ended June 30, 2001 and
      2000 (Unaudited)                                                     6

                Notes to Condensed Consolidated Financial
      Statements                                                          7-8

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 8-9


  PART II. OTHER INFORMATION

           Item 6:  Exhibits and Reports on Form 8-K                       9

           Signatures                                                      9


                     ALLION HEALTHCARE,INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


 ASSETS                                           JUNE 30,2001
 ------                                           ------------

CURRENT:
 Cash and cash equivalents                       $ 1,221,359
 Accounts receivable, net                          1,056,287
 Inventories                                         106,695
 Prepaid expenses and other current assets            21,893
                                                   ---------
 Total current assets                              2,406,234

PROPERTY AND EQUIPMENT, net                           54,033
OTHER ASSETS                                         170,802
                                                  ----------
                                                 $ 2,631,069
                                                 ===========

 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT:
 Accounts payable                                $   862,260
 Accrued expenses and other
  current liabilities                                394,968
 Note payable                                      1,500,000
                                                  ----------

 Total current liabilities                         2,757,228

STOCKHOLDERS' DEFICIT:
 Preferred stock,$.01 par value; shares
  authorized 5,000,000; issued and
  outstanding 845,834                                  8,458

 Common stock, $.01 par value; shares
  authorized 15,000,000; issued and
  outstanding 3,100,000                               31,000
  Additional paid-in capital                       3,137,944
  Accumulated deficit                             (3,303,561)
                                                 ------------
TOTAL STOCKHOLDERS' DEFICIT                         (126,159)
                                                 ------------
                                                 $ 2,631,069
                                                 ===========


     See notes to condensed consolidated financial statements.



                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                     2001              2000
                                                  -----------       -----------

NET SALES                                         $ 5,595,938       $ 4,263,611
COST OF GOODS SOLD                                  4,699,418         3,453,114
                                                  -----------       -----------
     Gross profit                                     896,520           810,497

OPERATING EXPENSES:
     Selling, general and
      administrative expenses                       1,365,541         1,302,885
                                                  -----------       -----------

     Operating loss                                  (469,021)         (492,388)
                                                  -----------       -----------

OTHER:
    Interest expense                                  (59,364)         (233,112)
    Other income, net                                    --              72,948
                                                  -----------       -----------
     Total other expense                              (59,364)         (160,164)
                                                  -----------       -----------

LOSS BEFORE INCOME TAXES                             (528,385)         (652,552)

PROVISION FOR INCOME TAXES                              8,096             1,686
                                                  -----------       -----------

LOSS FROM CONTINUING OPERATIONS                      (536,481)         (654,238)

INCOME FROM DISCONTINUED OPERATIONS
 NET OF TAX PROVISION OF $ -
  AND $101,000, RESPECTIVELY                             --             297,633
                                                  -----------       -----------

NET LOSS                                          $  (536,481)      $  (356,605)
                                                  ===========       ===========

BASIC AND DILUTED LOSS PER
  COMMON SHARE
    Continuing operations                         $      (.17)      $      (.22)
    Discontinued operations                              --                 .10
                                                  -----------       -----------

    Net loss                                      $      (.17)      $      (.12)
                                                  ===========       ===========


BASIC AND DILUTED WEIGHTED AVERAGE
 OF COMMON SHARES OUTSTANDING                       3,100,000         3,096,813
                                                  ===========       ===========





             See notes to condensed consolidated financial statements.


                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                      2001              2000
                                                  -------------     ------------

NET SALES                                         $ 2,910,982       $ 2,143,119
COST OF GOODS SOLD                                  2,490,148         1,748,599
                                                  -----------       -----------
     Gross profit                                     420,834           394,520

OPERATING EXPENSES:
     Selling, general and
      administrative expenses                         717,754           686,178
                                                  -----------       -----------

     Operating loss                                  (296,920)         (291,658)
                                                  -----------       -----------

OTHER:
    Interest expense                                  (27,418)          (41,042)
    Other income, net                                                    36,408
                                                  -----------       -----------
     Total other income (expense)                     (27,418)           (4,634)
                                                  -----------       -----------

LOSS BEFORE INCOME TAXES                             (324,338)         (296,292)

PROVISION FOR INCOME TAXES                                842               771
                                                  -----------       -----------

LOSS FROM CONTINUING OPERATIONS                      (325,180)         (297,063)

INCOME FROM DISCONTINUED OPERATIONS
 NET OF TAX PROVISION OF $ -
  AND $65,000, RESPECTIVELY                              --             190,262
                                                  -----------       -----------

NET LOSS                                          $  (325,180)      $  (184,424)
                                                  ===========       ===========

BASIC AND DILUTED LOSS PER
  COMMON SHARE
    Continuing operations                         $      (.10)      $      (.10)
    Discontinued operations                              --                 .06
                                                  -----------       -----------

    Net loss                                      $      (.10)      $      (.04)
                                                  ===========       ===========


BASIC AND DILUTED WEIGHTED AVERAGE
 OF COMMON SHARES OUTSTANDING                       3,100,000         3,096,813
                                                  ===========       ===========





             See notes to condensed consolidated financial statements.


                ALLION HEALTHCARE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                        2001              2000
                                                     -----------      ----------
OPERATING ACTIVITIES:
  Net loss                                             (536,481)       (356,605)
  Adjustments to reconcile net loss to
  net cash (used in) provided by
operating activities:
Income from discontinued operations                        --           126,393
Non-cash compensation                                    10,000          30,000
Depreciation and amortization                             6,168           2,925
Provision for doubtful accounts                          34,536         190,602

Changes in operating assets and liabilities:
Accounts receivable                                      49,395          50,235
Inventory                                               (10,176)        (35,109)
Prepaid expenses and other assets                      (133,043)        164,333
Accounts payable and accrued expenses                    98,818        (149,264)
                                                    -----------     -----------
Net cash (used in) provided by
   operating activities                                (480,783)         23,510
                                                    -----------     -----------

INVESTING ACTIVITIES:
  Purchase of property and equipment                    (13,741)        (14,193)
                                                    -----------     -----------
  Net cash used in investing activities                 (13,741)        (14,193)
                                                    -----------     -----------

FINANCING ACTIVITIES:
Net proceeds from sale of Preferred Stock               987,902       1,025,000
Proceeds from exercise of stock options
 and warrants                                              --            17,100
Proceeds from draws of line of credit                      --         1,720,000
  Repayment of line of credit                              --        (2,447,804)
                                                    -----------     -----------

 Net cash provided by financing
    activities                                          987,902         314,296
                                                    -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               493,378         323,613

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                    727,981         316,871
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                      $ 1,221,359     $   640,484
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

2.  INVENTORIES
    -----------

                Inventories at June 30, 2001 were comprised of pharmaceuticals.

3.   INTERIM PERIODS
     ---------------

                The financial statements for the six months ended June 30, 2001 and 2000 are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for fair presentation of financial position and results of operations. Results for the interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company's December 31, 2000 consolidated financial statements and notes thereto.

4.  ISSUANCE OF PREFERRED STOCK
    ---------------------------

                On April 25, 2001, the Company issued 333,334 shares of Series B convertible preferred stock for $1,000,002. Each share of Series B Preferred Stock is convertible, at the option of the holder at any time, into one share of common stock.

5.  SUBSEQUENT EVENTS
    -----------------

                In July 2001, the Company acquired certain assets of a specialty pharmacy for $ 900,000 in cash. The Company paid $ 600,000 at closing into an escrow account until certain requirements on the part of the seller have been satisfied. The Company will pay $ 100,000 a month in August, September and October 2001 to the seller if representations are satisfied.


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

RESULTS OF OPERATIONS
---------------------

SIX MONTHS ENDED JUNE 30, 2001 AND 2000
---------------------------------------

NET SALES: Net sales of the Company's specialty pharmacy divisions were $5,595,938 for the six months ended June 30, 2001 and $4,263,611 for the six months ended June 30, 2000. Monthly average net sales of specialty prescription medications increased by 31.20% during the second quarter of 2001 as compared to the second quarter of 2000.

GROSS PROFIT: Gross profit was 16.02% of sales for the six months ended June 30, 2001 and 19.00% for the six months ended June 30, 2000. The decrease was reflective of a change in prescription therapy and payor mix, as well as prescription reimbursement pricing pressure.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were $1,365,541 for the six months ended June 30, 2001 and $1,302,885 for the six months ended June 30, 2000. The increase in selling, general and administrative expenses is attributable to the Company's extending the line of credit until 2002 and review of several potential acquisition candidates.

OTHER INCOME (EXPENSE): Other (expense) during the six months ended June 30, 2001 was ($59,364) and ($160,164) for the six months ended June 30, 2000. For the six months ended June 30, 2000, other income (expense) is comprised of interest expense and the net gain from the Company's settlement of a lawsuit.


LIQUIDITY AND CAPITAL RESOURCES: At June 30, 2001 and 2000 the Company had cash balances of $1,221,359 and $640,484, respectively. Inventories at June 30, 2001 and 2000 were $106,695 and $129,827, respectively. In addition, the Company has a revolving credit facility in the amount of $4.0 million available to the Company for short-term borrowings. Borrowings under the facility bear interest at Prime + 2% and are collateralized by a perfected and primary security interest in all assets, accounts receivable, trademarks, licenses, and values of any kind of the Company. At June 30, 2001 and June 30, 2000,the borrowings under this facility were $0.

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 12 months from the date hereof.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES


PART II. OTHER INFORMATION


Item 6:   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

         There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

SIGNATURES
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001
                             ALLION HEALTHCARE INC. AND SUBSIDIARIES
                             ----------------------------------------
                                        (Registrant)

                             By:  /s/ MICHAEL P. MORAN
                                 ------------------------------------
                                 Michael P. Moran, Director,
                                 President, Chief Executive Officer,
                                 Chief Financial Officer, Secretary