Form 10QSB
period 2001-09-30
ALLION HEALTHCARE INC
filed 2001-11-14
CIK 847935

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2001
                               ------------------
                        OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                               Commission File Number:0-17821

                         ALLION HEALTHCARE, INC.
           -------------------------------------------------------
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

      YES  X      NO
          ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                             OUTSTANDING AT
         CLASS OF COMMON STOCK             SEPTEMBER 30, 2001
         ---------------------             ------------------

            $.01 par value                     3,100,000


Transitional small business disclosure format (check one):


YES         NO  X
    ---        ---

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                            Page

              Financial Statements:

              Condensed Consolidated Balance Sheet as of
               September 30, 2001 (Unaudited)                              3

              Condensed Consolidated Statements of Operations
               for the Nine Months Ended September 30, 2001
               and 2000  (Unaudited)                                       4

              Condensed Consolidated Statements of Operations
               for the Three Months Ended September 30, 2001
               and 2000 (Unaudited)                                        5

              Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended September 30, 2001
               and 2000 (Unaudited)                                        6

              Notes to Condensed Consolidated Financial
               Statements                                                7-8

              Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       8-9


PART II. OTHER INFORMATION

              Item 6:  Exhibits and Reports on Form 8-K                  9

              Signatures                                                 9





                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


ASSETS                                          SEPTEMBER 30,2001
------                                          -----------------

CURRENT:
 Cash and cash equivalents                           $1,388,304
 Accounts receivable, net                             2,392,430
 Inventories                                            139,446
 Prepaid expenses and other current assets              625,415
                                                    -----------

 Total current assets                                 4,545,595

PROPERTY AND EQUIPMENT, net                              59,672
INTANGIBLE ASSETS                                       896,000
OTHER ASSETS                                            119,802
                                                    -----------

                                                    $ 5,621,069
                                                    ===========

 LIABILITIES AND STOCKHOLDERS' DEFICIT
 -------------------------------------

CURRENT:
 Revolving credit line                              $ 2,376,352
 Accrued expenses and other current liabilities         344,908
 Accounts payable                                     1,381,665
 Notes payable                                        1,700,000
                                                     ----------

 Total current liabilities                            5,802,925

STOCKHOLDERS' DEFICIT:
 Preferred stock,$.01 par value; shares
  authorized 5,000,000; issued and
  outstanding 845,834                                     8,458

 Common stock, $.01 par value; shares
  authorized 15,000,000; issued and
  outstanding 3,100,000                                  31,000
  Additional paid-in capital                          3,137,944
Accumulated deficit                                  (3,359,258)
                                                    ------------
TOTAL STOCKHOLDERS' DEFICIT                            (181,856)
                                                    ------------

                                                    $ 5,621,069
                                                    ===========


     See notes to condensed consolidated financial statements.



                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Nine months ended
                                                  September 30,
                                              2001                2000
                                          ----------          -----------

NET SALES                                $10,638,483           $6,525,431
COST OF GOODS SOLD                         9,067,895            5,377,098
                                          ----------           ----------
     Gross profit                          1,570,588            1,148,333

OPERATING EXPENSES:
     Selling, general and
      administrative expenses              2,446,340            1,787,128
                                           ---------           -----------

     Operating loss                         (875,752)            (638,795)
                                           ----------           ----------

OTHER:
    Interest expense                        (106,694)            (270,103)
    Other income, net                        400,000               72,948
                                            ---------            ---------
     Total other income (expense)            293,306             (197,155)
                                            ---------            ---------

LOSS BEFORE INCOME TAXES                    (582,446)            (835,950)

PROVISION FOR INCOME TAXES                     9,732                4,368
                                            ---------           ----------

LOSS FROM CONTINUING OPERATIONS             (592,178)            (840,318)

INCOME FROM DISCONTINUED OPERATIONS
 NET OF TAX PROVISION OF $ -
  AND $128,000, RESPECTIVELY                    -                 376,984
                                            --------             --------

NET LOSS                                  $ (592,178)           $(463,334)
                                            ========             =========

BASIC AND DILUTED INCOME (LOSS) PER
  COMMON SHARE
    Continuing operations                 $    (.19)             $   (.28)
    Discontinued operations                      -                    .13
                                            ---------            ---------

    Net loss                              $    (.19)             $   (.15)
                                            =========            =========


BASIC AND DILUTED WEIGHTED AVERAGE
 OF COMMON SHARES OUTSTANDING              3,100,000            3,096,813
                                           =========            =========





             See notes to condensed consolidated financial statements.



                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three months ended
                                                   September 30,
                                              2001                2000
                                          ----------          -----------

NET SALES                                $ 5,042,545          $ 2,261,820
COST OF GOODS SOLD                         4,368,477            1,923,984
                                         -----------          -----------
     Gross profit                            674,068              337,836

OPERATING EXPENSES:
     Selling, general and
     administrative expenses               1,080,799              484,243
                                         -----------          -----------
     Operating loss                         (406,731)            (146,407)
                                         -----------          -----------
OTHER:
    Interest expense                         (47,330)             (36,991)
    Other income, net                        400,000                  -
                                         -----------          -----------
Total other income (expense)                 352,670              (36,991)
                                         -----------          -----------
LOSS BEFORE INCOME TAXES                     (54,061)            (183,398)

PROVISION FOR INCOME TAXES                     1,636                2,682
                                         -----------          -----------

LOSS FROM CONTINUING OPERATIONS              (55,697)            (186,080)

INCOME FROM DISCONTINUED OPERATIONS
 NET OF TAX PROVISION OF $ -  AND
 $28,000,RESPECTIVELY                            -               ( 79,351)
                                         -----------          -----------

NET LOSS                                   $ (55,697)            $(106,729)
                                         ===========           ============

BASIC AND DILUTED INCOME (LOSS) PER
  COMMON SHARE
    Continuing operations                  $   (.02)             $   (.06)
    Discontinued operations                      -                    .03
                                           ---------             ---------

    Net loss                               $   (.02)             $   (.03)
                                           =========             =========


BASIC AND DILUTED WEIGHTED AVERAGE
 OF COMMON SHARES OUTSTANDING              3,100,000             3,096,813
                                           =========             =========



             See notes to condensed consolidated financial statements.



                      ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                        Nine months ended
                                                          September 30,
                                                       2001             2000
                                                   -------------    -----------
OPERATING ACTIVITIES:
   Net loss                                          (592,178)       (463,334)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
   Non-cash compensation                               10,000          45,500
   Depreciation and amortization                       24,529           4,936
   Provision for doubtful accounts                    130,540         204,132

Changes in operating assets and liabilities:
   Accounts receivable                             (1,382,752)          2,858
   Inventory                                          223,073         (23,986)
   Prepaid expenses and other assets                 (386,565)        137,078
   Other                                              (99,000)        200,000
   Accounts payable and accrued expenses              523,163        (108,424)
                                                  -----------     -----------

   Net cash used in operating activities           (1,549,190)         (1,240)
                                                  -----------     -----------

INVESTING ACTIVITIES:
   Payments for business acquired                  (1,166,000)           --
   Proceeds from sale of certain assets                25,000            --
   Purchase of property and equipment                 (13,741)        (30,295)
                                                  -----------     -----------

   Net cash used in investing activities           (1,154,741)        (30,295)
                                                  -----------     -----------

FINANCING ACTIVITIES:
   Proceeds from sale of Preferred Stock              987,902       1,025,000
   Proceeds from exercise of stock options
    and warrants                                         --            17,100
   Proceeds from draws of line of credit            4,225,000       1,720,000
   Repayment of line of credit                     (1,848,648)     (2,447,804)
                                                  -----------     -----------

   Net cash provided by
    financing activities                            3,364,254         314,296
                                                  -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS             660,323         282,761

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                  727,981         316,871
                                                  -----------     -----------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                    $ 1,388,304     $   599,632
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

2.   INVENTORIES

     Inventories at September 30, 2001 were comprised of pharmaceuticals.

3.   INTERIM PERIODS

     The financial statements for the nine months ended September 30, 2001 and 2000 are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for fair presentation of financial position and results of operations. Results for the interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company's December 31, 2000 consolidated financial statements and notes thereto.

4.   ISSUANCE OF PREFERRED STOCK

     On April 25, 2001 the Company issued 333,334 shares of Series B Convertible Preferred Stock in exchange for $1,000,002.

5.   PURCHASE OF DIVISION

     On July 27th, 2001, the Company purchased certain assets of Prescripticare, L.L.C. - Specialty Care Pharmacy Division ("SCPD"). The results of SCPD's operations have been included in the consolidated financial statements since that date. SCPD is a provider that fills individual patient specialty oral and injectable prescription medications as well as biopharmaceuticals. As a result of the acquisition, the Company intends to continue to expand the combined exiting lines of business and develop new business by leveraging the products of SCPD. The aggregate purchase price was $1,411,000, which was allocated as follows:

             Customer lists             $  890,000
             Inventory                     466,000
             Property and equipment         10,000
             Other                          45,000
                                        ----------
                                        $1,411,000
                                        ==========

On September 24th, 2001, the Company sold certain assets acquired from SCPD for $225,000.

The following pro forma results were developed assuming the acquisition of SCPD and sale of certain assets occurred January 1, 2000.



                     Nine Months Ended             Three Months Ended
                       September 30,                 September 30,
                     2001          2000           2001           2000
                 -----------  ------------   -------------   ------------
Revenue          $15,995,905    $12,304,796     $5,808,580    $4,449,643
Net loss         $  (572,899)   $(1,006,645)    $ (570,899)   $ (307,491)
Loss per share   $      (.18)   $      (.33)    $     (.18)   $     (.10)


6.  CONSULTING AGREEMENT

     On September 24th, 2001, the Company entered into an agreement with the purchaser of certain assets under which the Company will provide consulting services to facilitate the transfer of certain contracts. These services will be provided over a thirty-day period for which the Company will receive $450,000. This amount is included in other income.

7.  SUBSEQUENT EVENT

     On October 30th, 2001 the Company issued 333,334 shares of Series B Convertible Preferred Stock in exchange for $1,000,002.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NET SALES: Net sales of the Company's mail order medications divisions were $10,638,483 for the nine months ended September 30, 2001 and $6,525,431 for the nine months ended September 30, 2000. Monthly average net sales of specialty prescriptions medications increased by 63.03% during the third quarter of 2001 as compared to the third quarter of 2000.

GROSS PROFIT: Gross profit was 14.76% of sales for the nine months ended September 30, 2001 and 17.59% for the nine months ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were $2,446,340 for the nine months ended September 30, 2001 and $1,787,128 for the nine months ended September 30, 2000. The increase in selling, general and administrative expenses is attributable to an increase in both clinical and administrative personnel.

OTHER INCOME (EXPENSE): Other income (expense) during the nine months ended September 30, 2001 was $293,306 and ($197,155) for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, other income (expense) is comprised of interest expense and consulting income. For the nine months ended September 30, 2000, other income (expense) is comprised of interest expense and the net gain from the Company's settlement of a lawsuit.

LIQUIDITY AND CAPITAL RESOURCES: At September 30, 2001 and 2000 the Company had cash balances of $1,388,304 and $599,632 respectively. Inventories at September 30, 2001 and 2000 were $139,446 and $118,704 respectively. In addition, the Company has a revolving credit facility in the amount of $4.0 million available to the Company for short-term borrowings. Borrowings under the facility bear interest at Prime + 2% and are collateralized by a perfected and primary security interest in all assets, accounts receivable, trademarks, licenses, and values of any kind of the Company. At September 30, 2001 and September 30, 2000, the borrowings under this facility were $2,376,352 and $0, respectively.

          The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 12 months from the date hereof.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 6:   EXHIBITS AND REPORTS ON FORM 8-K

          On August 10th, 2001 the Company filed an 8-K dated July 27th, 2001. On October 10th, 2001 The Company filed an amended 8-K.

SIGNATURES
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001
                             ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                             -----------------------------------------
                                      (Registrant)


                             By:  MICHAEL P. MORAN
                                 ------------------------------------
                                  Michael P. Moran, Director,
                                  President, Chief Executive Officer,
                                  Chief Financial Officer, Secretary