Form 10KSB
period 2001-12-31
ALLION HEALTHCARE INC
filed 2002-04-01
CIK 847935

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended DECEMBER 31,2001
                                                  ----------------
                                     OR
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   Commission File Number:0-17821

                             ALLION HEALTHCARE, INC.
                             -----------------------
          (name of small business issuer as it appears in its charter)

                 DELAWARE                                11-2962027
                 --------                                ----------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

           33 WALT WHITMAN ROAD, SUITE 200A  HUNTINGTON STATION, NY 11746
           --------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

Issuer's telephone number...(631) 547-6520
                            --------------

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 Par Value per Share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                             YES  X      NO
                                 ---

Check of disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form exists or any amendment to this form 10-KSB.

                                   [X]

The issuer's revenues for its most recent fiscal year (year ended December 31, 2001) were $ 16,235,657.

As of March 27, 2002, the aggregate market value of the common equity of the registrant held by non-affiliates was approximately $3,262,500 based per a price of $ 3.00 per share of common stock.

As of March 27, 2002, 3,100,000 shares of Common Stock of the Issuer were issued and outstanding.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by section 12,13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               YES  X      NO
                                   ---        ---

                       DOCUMENTS INCORPORATED BY REFERENCE


The Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders is incorporated herein by reference in response to the items in Part III of this Annual Report on Form 10-KSB. The Proxy statement will be filed within 120 days of the end of the Registrant's 2001 fiscal year.

Transitional small business disclosure format (check one):

                              YES         NO  X
                                  ---        --

                                TABLE OF CONTENTS

 PART I.

 ITEM 1.   BUSINESS..........................................................4
 ITEM 2.   PROPERTIES........................................................12
 ITEM 3.   LITIGATION........................................................13
 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............13

 PART II

 ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS...............................................13
 ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS
           OF OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION................14
 ITEM 7.   FINANCIAL STATEMENTS..............................................21
 ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE..........................................34

 PART III

 ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS......34
 ITEM 10.  EXECUTIVE COMPENSATION............................................34
 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....34
 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................34
 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K..................................35


FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-KSB that are not based on historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding Allion Healthcare, Inc.'s (the "Company") hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on the Company's current expectations and are subject to a number of risks, uncertainties and assumptions relating to the Company's operations, financial condition and results of operations, including, among others, rapid technological and other changes in the market we serve, our numerous competitors and the few barriers to entry for potential competitors, the short-term nature of many of our contracts, the seasonality and quarterly variations we experience in our revenue, our uncertain revenue growth, our ability to attract and retain qualified personnel, our ability to expand our infrastructure and manage our growth, and our ability to identify, finance and integrate acquisitions, among others. If any of these risks or uncertainties materializes, or if any of the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made in this Annual Report. These and other risks are detailed in this Annual Report on Form 10-KSB and in other documents filed by us with the Securities and Exchange Commission. Allion Healthcare, Inc. undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.


                                     PART I

           ITEM 1.   BUSINESS

           OVERVIEW

           Allion Healthcare, Inc., through its two wholly owned subsidiaries, MOMSPharmacy of Texas and MOMSPharmacy of New York, fills specialty oral and injectable prescription medications and biopharmaceuticals. These prescriptions are filled at licensed pharmacies located in Long Island, New York and Austin, Texas.

           The Company is licensed to dispense prescription medication in all 50 United States. The Company focuses its clinical expertise on specialized select niche markets such as HIV, Liver and Solid Organ Transplant.

           The Company's objective is to enhance its market position as a leading specialty pharmacy provider by focusing on its core strengths and further penetrating its targeted niche disease markets. In addition, the Company may enter select new markets, which might include clinical trials of patient-specific biopharmaceuticals and product distribution of additional medication. The Company is also considering possible acquisitions to compliment existing product offerings and additional geographic markets.

           The specialty pharmacy market is fragmented with many public and private companies focusing on different product or customer niches. Historically, HIV oral and injectable medications, as well as organ transplant and diabetes medications were administered within a hospital or physician office setting. During the 1990's, the frequency with which these treatments have been administered outside these settings has increased dramatically in response to cost containment efforts and the introduction of new and more effective medications. The Company believes that the shift from hospital-based or office-based administration, to home or self-administration has created a significant opportunity for the Company across the country.

           COMPANY HISTORY. On September 15, 1998, the Company, formally known as The Care Group, Inc., filed for protection under Chapter 11 of the Bankruptcy Code. Prior to September 15, 1998, The Care Group's principal business was to provide home health care, including therapy, to patients with HIV, AIDS, cancer, and other diseases requiring high technology intermittent therapies. During the period September 15, 1998 to February 1, 1999, the Care Group, Inc. focused on filling specialty oral and injectable prescription medications and biopharmaceuticals. On February 1, 1999, the United States Bankruptcy Court for the Western District of Texas entered an order confirming the Company's First Amended Plan of Reorganization.

           In accordance with generally accepted accounting principles, the Company was required to adopt "fresh start" reporting, which valued all assets and liabilities at their fair values as of the effective date of the reorganization.

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

           During 2000 and 2001, the New York and Texas offices focused on developing relationships with clinics to increase its customer base. The increased customer base resulted in steady growth of sales from 1999 through 2001.
           On July 27th, 2001, the Company purchased certain assets of Prescripticare, L.L.C. - Specialty Care Pharmacy Division ("SCPD"). The results of SCPD's operations have been included in the consolidated financial statements since that date. SCPD is a provider that fills individual patient specialty oral and injectable prescription medications as well as biopharmaceuticals. As a result of the acquisition, the Company intends to continue to expand the combined exiting lines of business and develop new business by leveraging the products of SCPD.

CURRENT BUSINESS OPERATIONS

           COMPANY PHARMACIES. The Company owns and operates pharmacies in New York and Texas. The Company will only accept prescriptions that it can verify as being written by licensed healthcare providers. The Company does not prescribe medications or give medical advice. The focus of the Company pharmacies will be on dispensing medications and providing information to its customers.

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

           MARKETING AND PROMOTION. The Company's sales personnel are responsible for promoting the capabilities and services of the Company to potential customers and potential referral sources. The Company made a significant investment in sales expense as it hired a vice president of new business development, a director of national sales and two sales managers during the third quarter of 2001, resulting in a significant increase in its sales expenses. They are all based in New York and will help to develop business in both the New York and Texas markets, as well as explore opportunities in additional markets.

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

         The Company derives a significant portion of its revenue from governmental programs such as Medicare and Medicaid. Such programs are highly regulated and subject to frequent and substantial changes and cost containment measures. In recent years, changes in these programs have limited and reduced reimbursement to providers, and also replaced and relaxed the federal Medicaid payment standard, thereby increasing state discretion over administration of Medicaid programs.

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

     COMPETITION. The specialty pharmacy industry is highly competitive and is undergoing consolidation. The industry is fragmented, with many public and private companies focusing on different product or customer niches. Some of our current and potential competitors include:

      o specialty pharmacy distributors such as Caremark Therapuetic Services, Priority Healthcare Corporation, Accredo Health, Inc. and Gentiva Health Services, Inc.;

      o    specialty pharmacy divisions of national wholesale drug distributors;

      o    pharmacy benefit management companies;

      o    hospital based pharmacies;

      o    retail pharmacies;

      o    home infusion therapy companies;

      o manufacturers that sell their products both to distributors and directly to users, including clinics and physician offices; and

      o hospital based care centers and other alternate site health care providers.

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

            REFERRAL RESTRICTIONS. The federal kickback law prohibits the knowing and willful solicitation, offer, payment or receipt of "any remuneration (including any kickback, bribe or rebate) directly or indirectly, overtly or covertly, in cash or in kind" in return for referring an individual for healthcare services or supplies for which payment may be made in whole or in part under any federally funded healthcare program. The statute extends to both physicians and non-physicians alike. At the state level, laws and regulations that prohibit the offer, payment, solicitation, or receipt of kickbacks in exchange for patient referral may use terms such as "bribes", "rebates", "commissions" or "fee-splitting" to describe the same prohibited conduct. Similarly, federal and state self-referral laws exist, which are aimed at curtailing over-utilization of health care services and supplies by generally prohibiting a physician who (or whose family) has a financial relationship with a facility or entity for health care services or supplies from referring patients to such a facility or entity for healthcare services or supplies.

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

           New crimes under HIPPA include:

      o knowingly and willfully committing a federal health care offense related to a health care benefit program: and

      o knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false or fraudulent statements in connection with claims and payment for health care services by a health care benefit plan.

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

            HEALTHCARE REFORM. Each state operates a Medicaid program funded in part by the Federal government. The states may customize their programs within federal limitations. Each state program has its own payment formula and recipient eligibility criteria. In recent years, changes in Medicare and Medicaid programs have resulted in limitations on, and reduced levels of, payment and reimbursement for a substantial portion of health care goods and services. For example, the federal Balanced Budget Act of 1997 (even after the restoration of some funding in 1999) will continue to cause significant reductions in spending levels for the Medicare and Medicaid programs. A more recent example is the action of a number of state Medicaid agencies to reduce their reimbursement rates in response to the new AWP prices published by First DataBank. Medicare has announced that it plans to also adopt new AWP pricing.

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

LIABILITY INSURANCES.
Providing health care services and products entails an inherent risk of liability. In recent years, participants in the health care industry have become subject to an increasing number of lawsuits, many of which involve large claims and significant defense costs. We may from time to time be subject to such suits as a result of the nature of our business. We maintain general liability insurance, including professional and product liability, in an amount deemed adequate by our management. There can be no assurance, however, that claims in excess of, or beyond the scope of, our insurance coverage will not arise. In addition, our insurance policies must be renewed annually. Although we have not experienced difficulty in obtaining insurance coverage in the past, there can be no assurance that we will be able to do so in the future on acceptable terms or at all.

SUPPLIERS. The Company purchases its inventory from various wholesalers, and not directly from the drug manufacturer. The Company selects wholesalers based on a number of factors, including price, credit terms and customer service. While the number of wholesalers who carry the drugs dispensed by the Company may be limited, the Company believes sufficient supply of drugs is available. There can be no assurance that the Company will be able to purchase on credit terms acceptable to it. If a wholesaler does not extend credit and no other wholesaler is available, the Company's cash requirements may increase significantly.

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

PHARMACISTS. Our pharmacists must obtain state licenses to dispense drugs. Our pharmacists are licensed in those states where their activity requires it. Pharmacists must also comply with professional practice rules. We monitor our pharmacists' practices for compliance with such state laws and rules. We do not believe that the activities undertaken by our pharmacists violate rules governing the practice of pharmacy or medicine.

PHARMACY COUNSELING. Federal law requires that states offering Medicaid prescription drug benefits implement a drug use review program. The program requires "before and after" drug use reviews, the use of predetermined standards, and patient education. Its purpose is to improve the quality of care by ensuring drug prescriptions are medically necessary, and not likely to cause adverse effects. Participating states must develop standards for pharmacy counseling. These standards apply as well to non-resident pharmacies like us. We believe our pharmacists monitor these requirements, and provide necessary counseling.

FEDERAL MAIL ORDER.  Federal law imposes standards for:

      o the labeling, packaging and repackaging, advertising and adulteration of prescription drugs: and

      o     the dispensing of controlled substances and prescription drugs.

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

EMPLOYEES. As of December 31, 2001, the Company had 36 full-time employees. None of our employees is represented by a labor union. The Company has not experienced any work stoppages and considers our employee relations to be good.

ITEM 2.    PROPERTIES

     The Company occupies approximately 3,200 square feet of space in Huntington Station, New York, which is leased to the Company through December 31, 2003. Both the executive offices and the New York Pharmacy are located at this site. The Company also leases approximately 3,600 square feet of space in Austin, Texas for its licensed pharmacy. This lease expires June 30, 2004.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2001.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS

            DESCRIPTION OF SECURITIES

            The authorized capital stock of the Company consists of 5,000,000 shares of Preferred Stock, par value of $.01 per share and 15,000,000 shares of Common Stock, par value of $.01 per share. There were 1,179,618 shares of Preferred Stock and 3,100,000 shares of Common Stock outstanding at December 31, 2001.

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

MARKET FOR COMMON EQUITY. The Company's securities are not listed on any exchange, nor are they traded in any market. The Company is unable to provide any information as to if and when the Company's securities will be publically traded.

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

            BACKGROUND. On September 15, 1998, the Company, formally known as The Care Group, Inc., filed for protection under Chapter 11 of the Bankruptcy Code. On February 1, 1999, the United States Bankruptcy Court for the Western District of Texas entered an order confirming the Company's First Amended Plan of Reorganization.

                     In accordance with generally accepted accounting principles, the Company was required to adopt "fresh start" reporting, which valued all assets and liabilities at their fair values as of the effective date. The Company was in operation during 1999 from February 1st through December 31st, 1999.

                     During 2000 and 2001, the New York and Texas offices focused on developing relationships with clinics to increase its customer base. The increased customer base resulted in steady growth of sales from 1999 through 2001.
           During July 2001, the Company purchased certain assets of Prescripticare, L.L.C. - Specialty Care Pharmacy Division ("SCPD"). As a result of the acquisition, the Company intends to continue to expand the combined exiting lines of business and develop new business by leveraging the products of SCPD.


SIGNIFICANT ACCOUNTING POLICIES

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

NET SALES. Net sales of the Company's medications divisions were $16,235,657 and $9,167,587 for the years ended December 31, 2001 and 2000, respectively. Annual average net sales of specialty prescription medications increased by 77.10% during 2001 as compared to 2000. The sales increase is due primarily to the Company's acquisition of Prescripticare, L.L.C. - Specialty Care Pharmacy Division ("SCPD") in July 2001.

GROSS PROFIT. Gross profit was 15.59% and 16.46% of sales for the years ended December 31, 2001 and 2000, respectively. The decrease was reflective of a change in prescription therapy and payor mix, as well as prescription reimbursement pricing pressure.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3,919,370 and $2,415,531 for the years ended December 31, 2001 and 2000, respectively and represented 24.14% and 26.34% of net sales, respectively. The increase in selling, general and administrative expenses is attributable to an increase in clinical, administrative and sales personnel; the write off of a $200,000 receivable for inventory sold to a company that purchased certain assets from Allion and increased amortization expense resulting from the amortization of intangible assets.

OTHER INCOME (EXPENSE). Other income (expense) for the years ended December 31, 2001 and 2000 were $288,070 and $(233,643), respectively. For the year ended December 31, 2001, other income (expense) is comprised of interest expense of ($156,930) and consulting income of $445,000. There was a reduction of interest expense of $149,661 from 2000 to 2001. During September 2001, the Company entered into an agreement with the purchaser of certain assets under which the

Company will provide consulting services to facilitate the transfer of certain contracts. These services were provided over a thirty-day period. For the year ended December 31, 2000, other income (expense) is comprised of interest expense of $(306,591) and the one-time net gain from the Company's settlement of a lawsuit for $72,948.

INCOME TAXES. For the year ended December 31, 2000, the Company's tax benefit approximating $ 130,000 resulted primarily from the income tax provision recorded for the income on discontinued operations.

LIQUIDITY AND CAPITAL RESOURSES. At December 31, 2001, the Company had cash balances of $1,559,460. In addition, the Company has a revolving credit facility in the amount of $4.0 million available to the Company for short-term borrowings. Borrowings under the facility bear interest at Prime + two percent and are collateralized by a perfected and primary security interest in all assets, accounts receivable, trademarks, licenses, and values of any kind of the Company. At December 31, 2001 borrowings under this facility were $993,936. In addition, The Company secured a loan from a bank for $1,500,000 that bears interest at 4.75%, monthly, with the full principle payable in March of 2003. If the Company is unable to pay this loan in 2003, it will enter discussions with the bank that issued the loan to extend the loan for another year.

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

    OUR BUSINESS WOULD BE HARMED IF DEMAND FOR OUR PRODUCTS AND SERVICES IS REDUCED.

                Reduced demand for our products and services could be caused by a number of circumstances, including:

o    patient shifts to treatment regimens other than those we offer;

o new treatments or methods of delivery of existing drugs that do not require our specialty products and services; or a recall of a drug;

o    adverse reactions caused by a drug;

o    the expiration or challenge of a drug patent;

o    competing treatment from a new drug or a new use of an existing drug;

o the loss of a managed care or other payor relationship covering a number of high revenue patients;

o    the cure of a disease we service; or

o    the death of a high revenue patient.

o limited capital resources and the inability to acquire financing due to the Company's current financial condition and its bankruptcy filing in 1998.

                 THERE IS SUBSTANTIAL COMPETITION IN OUR INDUSTRY, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

            The specialty pharmacy industry is highly competitive and continuing to become more competitive. All of the drugs, supplies and services that we provide are also available from our competitors. Our current and potential competitors include:

      o     other specialty pharmacy distributors;
      o     specialty pharmacy divisions of wholesale drug distributors;
      o     pharmacy benefit management companies;
      o     hospital-based pharmacies;
      o     retail pharmacies;
      o     home infusion therapy companies;
      o     other alternate site health care providers.

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

      o difficulty in identifying suitable candidates and negotiating and consummating acquisitions on attractive terms;

      o difficulty in assimilating the new operations; o increased transaction costs;

      o     diversion of our management's attention from existing operations;

      o dilutive issuances of equity securities that may negatively impact the market price of our stock;

      o     increased debt; and

      o increased amortization expense related to intangible assets that would decrease our earnings.

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

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY THE GROWTH STRATEGY OF ACQUIRING OTHER COMPANIES.

Since our growth strategy may involve the acquisition of other companies, we may record goodwill in the future. The possible impairment of this goodwill could negatively impact our future earnings. Also we may be required to allocate a portion of the purchase price to the value of non-competition agreements, patient base and contracts that are acquired. The value of any amounts allocated to these items could be amortized over a period years. As a result, our earnings and market price of our common stock could be negatively impacted.

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

WE WILL NEED SUBSTANTIAL ADDITIONAL CAPITAL TO FINANCE OUR GROWTH AND CAPITAL REQUIREMENTS, WHICH COULD PREVENT US FROM FULLY PURSUING OUR GROWTH STRATEGY.

In order to implement our growth strategy, we will need substantial capital resources and will incur, from time to time, additional short-and long-term indebtedness, the terms of which depend on market and other conditions. We cannot be certain that existing or additional financing will be available to us on acceptable terms, if at all, especially in light of our bankruptcy in 1999. As a result, we could be unable to fully pursue our growth strategy. Further, additional financing may involve the issuance of equity securities that would reduce the percentage ownership of our then current stockholders.

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

The health care laws and regulations that especially apply to our activities include:

      o The federal "Anti-Kickback Law" prohibits the offer or solicitation of compensation in return for the referral of patients covered by almost all governmental programs, or the arrangement or recommendation of the purchase of any item, facility or service covered by those programs. The Health Insurance Portability and Accountability Act of 1996, or HIPPA, created new violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare or Medicaid eligible patients. The potential sanctions for violations of these laws range from significant fines, to exclusion from participation in the Medicare and Medicaid programs, to criminal sanctions. Although some "safe harbor" regulations attempt to clarify when an arrangement will not violate the Anti-Kickback Law, our business arrangements and the services we provide may not fit within these safe harbors. Failure to satisfy a safe harbor requires analysis of whether the parties intend to violate the Anti-Kickback Law. The finding of a violation could have a material adverse effect on our business.

      o The Department of Health and Human Services has proposed regulations implementing the Administrative Simplification provision of HIPPA concerning the maintenance and transmission and security of electronic health information, particularly individually identifiable information. The new regulations, when enacted, will require the development and implementation of security and transaction standards for all electronic health information and impose significant use and disclosure obligations on entities that send or receive individually identifiable electronic health information. Failure to comply with these regulations, or wrongful disclosure of confidential patient information could result in the imposition of administrative or criminal sanctions, including exclusion from the Medicare and state Medicaid programs. In addition, if we choose to distribute drugs through new distribution channels such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could have a material adverse effect on our business.


      o The Ethics in Patient Referrals Act of 1989, as amended, commonly referred to as the "Stark Law," prohibits physician referrals to entities with which the physician or their immediate family members have a "financial relationship." A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

      o State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that we assist patients and providers with prescribed treatment programs, a state could consider our activities to constitute the practice of medicine. If we are found to have violated those laws, we could face civil and criminal penalties and be required to reduce, restructure, or even cease our business in that state.

      o     Pharmacies and pharmacists must obtain state licenses to operate

      o and dispense drugs. Pharmacies must also obtain licenses in some states to operate and provide goods and services to residents of those states. If we are unable to maintain our licenses or if states place burdensome restrictions or limitations on non-resident pharmacies, this could limit or affect our ability to operate in some states which could adversely impact our business and results of operations.

      o Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as referral and billing practices, product discount arrangements, dissemination of confidential patient information, clinical drug research trials and gifts for patients.

      o The False Claims Act encourages private individuals to file suits on behalf of the government against health care providers such as us. Such suits could result in significant financial sanctions or exclusion from participation in the Medicare and Medicaid programs.

ITEM 7.FINANCIAL STATEMENTS                                        PAGE

        Independent Auditors' Report                                F-1

        Consolidated Balance Sheet as of December 31, 2001          F-2

        Consolidated Statements of Operations for the Years
        Ended December 31, 2001 and 2000                            F-3

        Consolidated Statements of Cash Flows for the Years
        Ended December 31, 2001 and 2000                            F-4

        Consolidated Statement of Stockholders' Equity for
        the Years Ended December 31, 2001 and 2000                  F-5

        Notes to Consolidated Financial Statements               F-6 - F-13

                          INDEPENDENT AUDITORS' REPORT


        The Board of Directors
        Allion Healthcare, Inc. and Subsidiaries
        Huntington Station, New York

        We have audited the accompanying consolidated balance sheet of Allion Healthcare, Inc. and Subsidiaries, as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allion Healthcare, Inc. and Subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

                                                  HOLTZ RUBENSTEIN & CO., LLP
        Melville, New York
        February 6, 2002 (Except for Note 7
        which the date is March 22, 2002)

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                         ASSETS      (Note 6)
                         ------
 CURRENT:
 Cash and cash equivalents                                     $ 1,559,460
 Accounts receivable, net of allowance
 for doubtful accounts of $ 357,000                             1,861,635
 Inventories                                                       259,028
 Prepaid expenses and other current assets                          25,483
                                                                ----------
                        Total current assets                     3,705,606

PROPERTY AND EQUIPMENT, at cost,                   $   108,770
           less accumulated depreciation and
           amortization of                             (26,997)
                                                    ----------
TOTAL PROPERTY AND EQUIPMENT                                       81,773
INTANGIBLE ASSETS, net of accumulated
 amortization of $ 75,000 (Note 3)                                835,000
OTHER ASSETS                                                       86,350
                                                                ----------
                                                               $4,708,729
                                                               ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Revolving credit line (Note 6)                               $   993,936
 Accounts payable                                               1,642,913
 Accrued expenses and other current liabilities                   156,708
                                                               ----------
                   Total current liabilities                    2,793,557

LONG TERM LIABILITIES:
 Note payable (Note 7)                                          1,500,000
 Other                                                            120,000
                                                               ----------
                 Total long term liabilities                    1,720,000

COMMITMENTS (Note 9)

STOCKHOLDERS' EQUITY: (Note 10)
 Convertible preferred stock, $.01 par value;
  shares authorized 5,000,000; issued
  and outstanding 1,179,168                                       11,791
 Common stock, $.01 par value; shares authorized
  15,000,000; issued and outstanding 3,100,000                    31,000
  Additional paid-in capital                                   4,133,213
  Accumulated deficit                                         (3,880,832)
                                                              ----------
TOTAL STOCKHOLDERS' EQUITY                                       295,172
                                                              ----------
                                                              $4,708,729
                                                              ==========


                See notes to consolidated financial statements.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    YEARS ENDED
                                                     DECEMBER 31,
                                              -------------------------
                                                 2001            2000
                                              ----------       ---------
NET SALES                                    $16,235,657      $9,167,587
COST OF GOODS SOLD                            13,704,527       7,658,984
                                              ----------       ---------
       Gross profit                            2,531,130       1,508,603

OPERATING EXPENSES: (Note 9)
      Selling, general and
       administrative expenses                 3,919,370       2,415,531
                                               ---------       ---------

      Operating loss                          (1,388,240)      ( 906,928)
                                             ------------     -----------

OTHER INCOME (EXPENSE):
  Interest expense                             ( 156,930)     (  306,591)
  Other income, net (Note 4)                     445,000          72,948
                                               ----------     -----------
   Total other income (expense)                  288,070      (  233,643)
                                               ----------     -----------

LOSS BEFORE INCOME TAXES (BENEFIT)            (1,100,170)     (1,140,571)

PROVISION (BENEFIT) FOR INCOME TAXES (Note 8)     13,582      (  129,632)
                                              ------------   ------------

LOSS FROM CONTINUING OPERATIONS               (1,113,752)     (1,010,939)
                                              ----------      -----------
DISCONTINUED OPERATIONS: (Note 5)
   Income from discontinued operations, net
   of tax provision of $ - and $134,000,
   respectively                                    -             260,466
                                               ----------     ----------

INCOME FROM DISCONTINUED OPERATIONS                -             260,466
                                               ----------     -----------
NET LOSS                                     $(1,113,752)    $(  750,473)
                                              ==========      ===========

BASIC AND DILUTED LOSS PER COMMON SHARE:
      Continuing operations                      $     (.36)     $     (.33)
   Discontinued operations                            -              .09
                                                ---------         -------
           Net loss                           $     (.36)     $     (.24)
                                                =========        ========

BASIC AND DILUTED WEIGHTED AVERAGE
OF COMMON SHARES OUTSTANDING                    3,100,000       3,096,513
                                                =========       =========



           See notes to consolidated financial statements



                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                   --------------------------
  OPERATING ACTIVITIES:                                 2001          2000
                                                    ------------   ----------

Net loss                                         $(1,113,752)   $  (750,473)
 Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:

  Non-cash compensation                               10,000         60,500
  Depreciation and amortization                      155,884          7,729
  Provision for doubtful accounts                    364,875        211,967
 Changes in operating assets and liabilities:
  Accounts receivable                             (1,286,292)      (214,716)
  Inventories                                        313,491         (1,801)
  Note receivable                                       --          326,393
  Prepaid expenses and other assets                 (170,931)       138,160
  Accounts payable and accrued expenses              761,211        354,819
                                                 -----------    -----------
   Net cash (used in) provided by
          operating activities                      (965,514)       132,578
                                                 -----------    -----------

INVESTING ACTIVITIES:
  Payments for businesses acquired                (1,166,000)          --
  Purchase from sale of certain assets                25,000           --
  Purchase of property and equipment                 (42,447)       (35,664)
                                                 -----------    -----------
  Net cash used in investing activities           (1,183,447)       (35,664)
                                                 -----------    -----------

FINANCING ACTIVITIES:
     Proceeds from sale of Preferred Stock         1,986,504      1,025,000
     Proceeds from exercise of stock options
      and warrants                                      --           17,000
     Proceeds from draws of line of credit         6,875,000      1,720,000
     Repayment of line of credit                  (5,881,064)    (2,447,804)
                                                 -----------    -----------
   Net cash provided by financing activities       2,980,440        314,196
                                                 -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS            831,479        411,110
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR         727,981        316,871
                                                 -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR           $ 1,559,460    $   727,981
                                                 ===========    ===========

    SUPPLEMENTAL DISCLOSURE:
     Income taxes paid                           $    10,582    $     4,368
                                                 ===========    ===========
     Interest paid                               $   147,077    $   188,082
                                                 ===========    ===========




                  See notes to consolidated financial statements.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    (Note 10)


                        COMMON STK.               PREFERRED STK.
                      $ .01 PAR VALUE             $.01 PAR VALUE
                     ----------------              --------------
                                                                    ADDITIONAL
                                      PAR                   PAR      PAID-IN      UNEARNED
                        SHARES       VALUE      SHARES     VALUE     CAPITAL    COMPENSATION   DEFICIT       TOTAL
                       ---------    -------   ---------    ------  ----------  ------------   ---------    ----------

Balance,
January 1, 2000         3,000,000   $30,000        --     $  --     $1,080,000   $(33,000)   $(2,016,607)   $  (939,607)

Issuance of stock         100,000     1,000        --        --         16,000       --             --           17,000

Issuance of stock            --        --       512,500     5,125    1,019,875       --             --        1,025,000

Stock options issued
for services                 --        --          --        --         37,500    (37,500)          --             --

Amortization of
unearned compensation        --        --          --        --           --       60,500           --           60,500

Net loss                     --        --          --        --           --         --         (750,473)      (750,473)
                        ---------   -------   ---------   -------   ----------   --------    -----------    -----------

Balance,
December 31, 2000       3,100,000    31,000     512,500     5,125    2,153,375    (10,000)    (2,767,080)      (587,580)


Issuance of stock            --        --       666,668     6,666    1,979,838       --             --        1,986,504

Amortization of
unearned compensation        --        --          --        --           --       10,000           --           10,000

Net loss                     --        --          --        --           --         --       (1,113,752)    (1,113,752)
                        ---------   -------   ---------   -------   ----------   --------    -----------    -----------

Balance,
December 31, 2001       3,100,000   $31,000   1,179,168   $11,791   $4,133,213   $   --      $(3,880,832)   $   295,172
                        =========   =======   =========   =======   ==========   ========    ===========    ===========





                 See notes to consolidated financial statements.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

      Allion Healthcare, Inc. (collectively, the "Company") is the parent corporation of two wholly owned subsidiaries; Mail Order Meds, Inc. and Mail Order Meds of New York, Inc. The Company provides specialty prescription medication services to all 50 United States.

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

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of three or five years for office furniture and equipment.

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

NET LOSS PER SHARE INFORMATION. Basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares, consist of the incremental common shares issuable upon the exercise of stock options and warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the years ended December 31, 2001 and 2000 do not include the impact of common stock options and warrants then outstanding, as the effect of their inclusion would be anti-dilutive.

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

INTANGIBLE ASSETS. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The Company is required to adopt SFAS No. 141 for all business combinations completed after June 30, 2001. This standard requires that business combinations initiated after June 30, 2001, be accounted for under the purchase method. Goodwill and other intangible assets that resulted from business combinations before July 1, 2001, must be reclassified to conform to the requirements of SFAS No. 142, as of the statement adoption date.

The Company adopted SFAS No. 142 in the 3rd quarter of 2001 for all goodwill and other intangible assets recognized in the Company's statement of financial position. This standard changes the accounting for goodwill from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges. The new impairment model requires performance of a two-step test for operations that have goodwill assigned to them. First, it requires a comparison of the book value of net assets to the fair value of the related operations. If fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. In this process, the fair value of goodwill is estimated, and is compared to its book value. Any shortfall of the book value below fair value represents the amount of goodwill impairment.

NEW PRONOUNCEMENT. In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement, which establishes one accounting model for the recognition, measurement and reporting of impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale, became effective January 2002 with early application encouraged. The Company adopted this standard for fiscal 2001 and it did not have any impact on our consolidated financial statements.

NOTE 3. PURCHASE OF BUSINESS

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
                                                ----------
                                                $1,411,000
                                                ==========

The $890,000 of customer lists was assigned to intangible assets and have a weighted average useful life of approximately five years. The $ 45,000 of other was assigned to intangible assets and have a weighted average useful life of approximately five years. Accumulated amortization and amortization expense of intangible assets at December 31, 2001 and for the year then ended was $ 75,000.

The Company has not paid the final $ 10,000 due to Prescripticare due to a dispute between the Company and Prescripticare involving accounts payable at the time of the purchase of the assets.

On September 24th, 2001, the Company sold certain assets acquired from SCPD for $225,000. Of this amount, the company collected $ 25,000 and wrote off the balance of $ 200,000.

The following pro forma results were developed assuming the acquisition of SCPD and sale of certain assets occurred January 1, 2000.


                                 Year Ended December 31,
                             2001                     2000
                             ----                      ----
Revenue                 $ 21,327,905              $ 16,406,395
Net loss                $   (763,865)             $ (1,342,193)
Loss per share          $       (.25)             $       (.54)

NOTE 4.   CONSULTING AGREEMENT

     On September 24th, 2001, the Company entered into an agreement with the purchaser of certain assets under which the Company will provide consulting services to facilitate the transfer of certain contracts. These services were provided over a thirty-day period for which the Company received a net amount of $445,000. This amount is included in other income.

NOTE 5.    DISCONTINUED OPERATIONS

           In connection with the sale of its Houston Operations in 1999, the Company recorded discontinued operations. Net revenues from discontinued operations are as follows:
                                                   2000
                                               ------------
Revenues, net                                  $      -
                                               ------------

Cost and expenses:
Bad debt recoveries                                394,466
Depreciation and amortization                        -
                                               ------------
                                                   394,466
                                               ------------
Operating income                                   394,466
Income tax provision                               134,000
                                               ------------
Net Income                                     $   260,466
                                               ============

NOTE 6.    REVOLVING CREDIT LINE

           The Company has a revolving credit facility in the amount of $4.0 million available for short-term borrowings. This credit facility expires on April 21, 2002. Borrowings under the facility bear interest at Prime + two percent and are collaterized by a perfected and primary security interest in all assets, accounts receivable, trademarks, licenses and values of any kind of the Company. The prime rate at December 31, 2001 was 4.75%.

NOTE 7.    NOTE PAYABLE

           The Company has a promissory note in the amount of $1,500,000 that is due and payable on March 31, 2003. The note bears interest at 4.75% annually and the Company is required to make monthly interest payments. The note is guaranteed by a member of the board of directors of the Company.

NOTE 8.    INCOME TAXES

           A reconciliation of the income tax (benefit) computed at the statutory Federal income tax rate to the reported amount follows:

                                                   YEARS ENDED DECEMBER 31,
                                                 ---------------------------
                                                 2001                2000
                                               ----------          ----------
Federal statutory rate:                           34%                 34%
                                                  ---                 ---
Tax benefit at Federal statutory rates       $ (378,676)          $ (340,319)
Loss in excess of available benefit             378,676              210,687
State income taxes                               13,582                -
                                              ----------          -----------
                                              $  13,582           $ (129,632)
                                              ==========          ===========


At December 31, 2001, the Company had net operating loss carryforwards for tax purposes of approximately $2,839,000 expiring at various dates through 2021.

Deferred tax assets comprise the following:

                                                       DECEMBER 31,
                                                       ------------
                                                 2001                 2000
                                                 ----                 ----
Allowance for doubtful accounts            $    143,000          $   67,000
Other                                            20,000                -
Loss carryforwards                            1,136,000             887,000
                                            -------------         ---------
Gross deferred tax assets                     1,299,000             954,000
Valuation allowance                          (1,299,000)           (954,000)
                                            -------------         ----------
                                            $     -               $     -
                                            =============         ===========



NOTE 9.    LEASE COMMITTMENTS

           The Company leases office space in Huntington Station, New York and Austin, Texas. The lease for the New York space expires in December 2003 and the lease for the Texas space expires in June 2004.
           At December 31, 2001, the Company's lease commitments provide for the following minimum annual rentals.

                           2002   $ 139,000
                           2003     144,000
                           2004      33,000
                                  ---------
                                  $ 316,000
                                  =========

During the years ended December 31, 2001 and 2000, rental expense approximated to $136,000 and $130,000, respectively.

NOTE 10.   STOCKHOLDERS' EQUITY

           a.   Common shares reserved

                  Common shares reserved at December 31, 2001, are as follows:

                  Stock Option Plan                    1,150,000
                  Warrants                               492,500
                  Convertible Preferred Stock          1,179,168

           b.   Stock Options

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

                     A summary of the status of the Company's stock option plan as of December 31, 2001 and 2000, and changes during the years then ended is presented below.




                                         2001                    2000
                                 ----------------------- -----------------------
                                               WEIGHTED               WEIGHTED
                                               AVERAGE                AVERAGE
                                               EXERCISE               EXERCISE
    STOCK OPTIONS                  SHARES      PRICE      SHARES       PRICE
    -------------                ---------     --------   -------     ---------

Outstanding, beginning of year   1,006,900     $ 0.71     735,100      $ 0.18
Granted                            146,500       3.00     375,500        1.59
Exercised                             -          0.00    (100,000)       0.18
Canceled                          (152,000)      1.22     ( 3,700)       0.51
                                  ---------              ----------
Outstanding, end of year          1,001,400    $ 0.97    1,006,900     $ 0.71
                                  =========              =========

Options exercisable at year end     742,369    $ 0.48      663,029     $ 0.28
                                  =========                =======

Weighted average fair value of options
under the plan granted during the year         $ 0.72                  $ 0.27
                                               ======                  ======

Weighted average fair value of warrants
granted during the year                        $  -                    $ 0.10



The following table summarizes information about stock options outstanding at December 31, 2001:


           OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
----------------------------------------------------    -----------------------
                              WEIGHTED      WEIGHTED                 WEIGHTED
RANGE OF                      AVERAGE       AVERAGE                  AVERAGE
EXERCISE      NUMBER         REMAINING      EXERCISE    NUMBER      EXERCISE
PRICE      OUTSTANDING   CONTRACTUAL LIFE   PRICE      OUTSTANDING    PRICE
--------- ------------- ------------------ ---------   ----------- ------------

$ .17-$ .66   579,900        7.11 years      $0.19      579,900      $ 0.19
$1.00-$2.00   275,000        8.51 years      $1.52      157,361      $ 1.44
    $3.00     146,500        9.80 years      $3.00        5,108      $ 3.00

           In accordance, with APB Opinion No. 25, no compensation expense has been recognized for the stock option plans. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in the years ended December 31, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have changed to the following pro forma amounts.

                                          2001              2000
                                     -------------       ------------
Net loss, as reported                $(1,113,752)       $  (750,473)
Net loss, pro forma                   (1,165,554)          (770,873)
Basic loss per share, as reported           (.36)              (.24)
Basic loss per share, pro forma             (.38)              (.25)
Diluted loss per share, as reported         (.36)              (.24)
Diluted loss per share, pro forma           (.38)              (.25)


            The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The following range of weighted-average assumptions were used for grants during the years ended December 31, 2001 and 2000.

                                   2001                   2000
                               --------------       --------------
Dividend yield                     0.00%                  0.00%
Volatility                         0.00%                  0.00%
Risk-free interest rate            5.50%                  5.50%
Expected life                   Five years             Ten years

            The weighted average grant date fair value of options granted during 2001 and 2000 was $.72 and $.27, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

c.   Warrants

           In March 2000, the Company issued 375,000 common stock warrants to a director of the Company, which resulted in an additional charge to interest expense approximating $37,500. The warrants were issued as consideration for guarantying the Company's note payable. (See Note 7).

d.   Preferred stock

            The Company has authorized 5,000,000 shares of preferred stock, .01 par value, which the Board of Directors has authority to issue from time to time in series. The Board of Directors also has the authority to fix, before the issuance of each series, the number of shares in each series and the designation, preferences, rights and limitations of each series.

            In April 2001, the Company sold 333,334 shares of Series B convertible preferred stock (the "Series B Preferred Stock") to a group of investors. The net proceeds to the Company were approximately $ 987,902. In October 2001, the Company sold 333,334 shares of Series B convertible preferred stock (the "Series B Preferred Stock") to a group of investors. The net proceeds to the Company were approximately $ 998,602.

            In March 2000, the Company sold 512,500 shares of Series A convertible preferred stock (the "Series A Preferred Stock") to a group of investors. The net proceeds to the Company were approximately $1,025,000.

            The Series A and Series B Preferred Stock have senior preference and priority as to the dividend as well as distributions and payments upon the liquidation, dissolution, or winding up of affairs before any payment to Common Stock shareholders of the Company. The Series A Preferred Stock is on a pari passu basis with the Series B Preferred Stock. As described in their respective Private Placement Memorandums, each share of Series A and Series B Preferred Stock is convertible, at the option of the holder at any time, into one share of common stock.

NOTE 11.              FAIR VALUE OF FINANCIAL INSTRUMENTS

            The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:
            Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.
            Long-Term Debt: The fair value of the Company's long term debt, including the current portions, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at December 31, 2001 approximates its fair value.

NOTE 12.   RELATED PARTY TRANSACTIONS

           During 2001, one of the Company's directors provided consulting services for fees approximating $ 39,000.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE

           Not applicable.

ITEM 9.     MANAGEMENT OF THE COMPANY

     The information required by this item will appear in the section entitled "Management of the Company" included in the Company's definitive proxy statement relating to the 2002 Annual Meeting of Stockholders.

      The information required by this item will appear in the section entitled "Compliance with Section 16 (a) of the Exchange Act" included in the Company's definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders.


ITEM 10.   EXECUTIVE COMPENSATION

            The information required by this item will appear in the section entitled "Executive Compensation" included in the Company's definitive proxy statement relating to the 2002 Annual Meeting of Stockholders.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this item will appear in the section entitled "Security Ownership of Directors, Officers and Principle Stockholders" included in the Company's definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item will appear in the section entitled "Certain Relationships and Related Transactions" included in the Company's definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   Item 7. Financial Statements, Pro Forma Financial Information, Exhibits

   The Company filed an amended Current Report on Form 8-K on October 10, 2001. The amended report related to the acquisition by the Company of the assets of Prescripticare, L.L.C., which acquisition was reported on a Current Report on Form 8-K filed in the third quarter of 2001, and included certain pro forma financial information.



                                   SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  Date:   March 27, 2002

                                  ALLION HEALTHCARE, INC., AND SUBSIDIARIES
                                  -----------------------------------------

                                               (Registrant)

                                        By:  MICHAEL P. MORAN
                                             -----------------
                                             Michael P. Moran, Director
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN PAPPAJOHN
    ---------------
    John Pappajohn, Director
    Date: MARCH 27, 2002

/s/ DERACE SCHAFFER, M.D.
    ---------------------
    Derace Schaffer, M.D., Director
    Date: MARCH 27, 2002