Form 10KSB/A
period 2001-12-31
ALLION HEALTHCARE INC
filed 2002-04-30
CIK 847935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to ___

                        Commission file number: 000-17821

                             ALLION HEALTHCARE, INC.
        (Exact name of small business issuer as specified in its charter)

       DELAWARE                                         11-2962027
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

  33 WALT WHITMAN ROAD, SUITE 200A HUNTINGTON STATION, NY              11746
           (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (631) 547-6520

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON SHARES, PAR VALUE $0.001 PER SHARE

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

The issuer's revenues for its most recent fiscal year ended December 31, 2001 were $16,235,657.

As of March 31, 2002, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $3,262,500 based on a price of $3.00 per share of common stock.

As of March 31, 2002, 3,100,000 shares of Common Stock, 512,500 shares of Series A Preferred Stock and 666,668 shares of Series B Preferred Stock of the registrant were outstanding.

                   AMENDMENT TO ANNUAL REPORT ON FORM 10-KSB/A
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

         The registrant has determined to furnish the information required in
Part III of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, rather than to incorporate it by reference to information to be contained in the registrant's proxy statement. This Amendment No. 1 to the Annual Report on Form 10-KSB is being filed solely to add the information required in Part III.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the names, ages and principal positions of our directors and executive officers as of March 31, 2002:

NAME                          AGE    PRINCIPAL POSITION WITH REGISTRANT
John Pappajohn(1)(2)           73    Director
Derace Schaffer, M.D.(1)(2)    53    Director
Michael P. Moran               41    Director, President, Chief Executive
                                        Officer, Chief Financial
                                        Officer and Secretary

JOHN PAPPAJOHN, has served as a Director of the Company since 1996. Since 1969, Mr. Pappajohn has been the President and principal stockholder of Equity Dynamics, Inc., a financial consulting firm, and the sole owner of Pappajohn Capital Resources, a venture capital firm. Mr. Pappajohn has served on the Boards of over 40 public companies and currently serves as a director of the following public companies; MC Informatics, Inc., PACE Health Management Systems, Inc. and Patient Infosystems, Inc. Mr. Pappajohn received his B.A. in Business from the University of Iowa. On September 15, 1998, the Company filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. The Company's plan for reorganization was approved by the bankruptcy court on February 1, 1999. Mr. Pappajohn was a member of the Company's Board of Directors prior to, during and after the Company's bankruptcy reorganization.

DERACE SCHAFFER, M.D., has served as a Director of the Company since 1996. Dr. Schaffer is a founder and director of Radiologix, Inc. Dr. Schaffer is the Chairman and CEO of the IDE Group, P.C., one of the radiology practices with which Radiologix has a contractual relationship. Dr. Schaffer is also CEO and President of the Lan Group, a venture capital firm. Dr. Schaffer is the founder and Chairman of Patient Infosystems, Inc., a public company. Dr. Schaffer is a member of the board of directors at Logisticare, Inc.; a founder and director of Cardsystems, Inc.; and founder and Chairman of MedEView, Inc. Dr. Schaffer is a board certified radiologist. He received his postgraduate radiology training at the Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident. Dr. Schaffer is a member of Alpha Omega Alpha, the national medical honor society, and is Clinical Professor of Radiology at the University of Rochester School of Medicine. On September 15, 1998, the Company filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. The Company's plan for reorganization was approved by the bankruptcy court on February 1, 1999. Dr. Schaffer was a member of the Company's Board of Directors prior to, during and after the Company's bankruptcy reorganization.

MICHAEL P. MORAN, has served as President, Chief Executive Officer, Chief Financial Officer and as a member of our Board of Directors since September 1997. From 1996 to September of 1997 Mr. Moran was a Regional Vice President at Coram Healthcare, Inc. From 1990 to 1996 Mr. Moran was a Regional Vice President for Chartwell Home Therapies, Inc. Prior to 1990, Mr. Moran held various sales and management positions at Critical Care America, Inc. Mr. Moran received a B.A. in management from Assumption College. On September 15, 1998, the Company filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. The Company's plan for reorganization was approved by the bankruptcy court on February 1, 1999. Mr. Moran was a member of the Company's Board of Directors prior to, during and after the Company's bankruptcy reorganization.



____________

(1) Audit Committee Member
(2) Compensation Committee Member

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and certain of its officers, and persons who beneficially own more than 10% percent of the Company's Common Stock (collectively, "Insiders"), to file reports of ownership and changes in ownership of common stock with the Securities and Exchange Commission ("SEC"). Insiders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Mr. John Pappajohn failed to file four Form 4 reports on a timely basis reporting the purchase of shares of the Company's common stock and the grant of options to purchase shares of the Company's common stock in February 1999; the grant of a warrant to purchase shares of the Company's common stock in January 2000; the exercise of options to purchase shares of the Company's common stock in February 2000; and the grant of options to purchase shares of the Company's common stock in December 2000. Mr. Derace Shaffer failed to file three Form 4 reports on a timely basis reporting the purchase of shares of the Company's common stock and the grant of options to purchase shares of the Company's common stock in February 1999; the exercise of options to purchase shares of the Company's common stock in March 2000; and the grant of options to purchase shares of the Company's common stock in December 2000. Mr. Michael P. Moran failed to file a Form 3 report and two Form 4 reports on a timely basis reporting his status as an officer and a director of the Company; the grant of options to purchase shares of the Company's common stock in February 1999; and the grant of options to purchase shares of the Company's common stock in January 2000. The Company expects that these late filings will be filed with the SEC shortly.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth all compensation received for services rendered to the Company in all capacities for the years ended December 31, 2001, 2000 and for the period from February 1, 1999 through December 31, 1999, by Michael P. Moran, the Company's President, Chief Executive Officer, Chief Financial Officer and Secretary. The Company has no other employees with policymaking responsibilities. Perquisites amounting in aggregate to the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer are not disclosed.



                           SUMMARY COMPENSATION TABLE

                            ANNUAL COMPENSATION                                  LONG TERM COMPENSATION
                            -------------------                                  ----------------------
                                                                                        AWARDS
                                                                                        ------
NAME                                                       OTHER       RESTRICTED      SECURITIES
AND                                                        ANNUAL        STOCK         UNDERLYING
PRINCIPAL                                                COMPENSATION    AWARD(S)      OPTIONS/SARS  ALL OTHER
POSITION             YEAR     SALARY($)   BONUS($)          ($)           ($)             (#)     COMPENSATION($)
----------------------------------------------------------------------------------------------------------------
Michael P. Moran     2001     $217,231    $100,000           $0            $0               0           $      0
President, Chief
Executive Officer,   2000     $180,000    $     0            $0            $0            100,000        $      0
Chief Financial
Officer, Director    1999     $140,231    $64,231            $0            $0            500,000        $120,000(1)
and Secretary




(1) Represents commission earned for sale of the Company's Houston operations, which was not paid to Mr. Moran during 1999. This commission was paid to Mr. Moran in 2000.

OPTION GRANTS IN LAST FISCAL YEAR

         Mr. Moran, the Company's sole Named Executive Officer, did not receive any option grants for the year ended December 31, 2001.


AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

         The following table sets forth the number of exercisable and unexercisable options held by Mr. Moran, the Company's sole Named Executive Officer at December 31, 2001. No shares of Common Stock were acquired upon exercise of stock options by Mr. Moran during fiscal year 2001. The option value was based upon unregistered sales of the Company's Series B Preferred Stock consummated in October 2001 at an offering price of $3.00 per share.

                                                              Number of Securities Underlying    Value of Unexercised
                                                              Unexercised Options at Fiscal      In-the-Money Options at Fiscal
                        Shares acquired    Value Realized     Year-End                           Year End
Name                    on exercise (#)    ($)                Exercisable/Unexercisable (#)      Exercisable/Unexercisable ($)

Michael P. Moran               --                 --                   566,667/33,333                    1,700,001/99,999

------------------------------------------------------------------------------------------------------------------------------------


1998 STOCK OPTION PLAN

         BACKGROUND. The Company's 1998 Stock Option Plan (the "1998 Plan") was adopted pursuant to a confirmation of a plan of reorganization adopted on February 1, 1999. The 1998 Plan authorizes the grant of options to purchase up to 1,250,000 shares of common stock. As of March 31, 2002, incentive stock options to purchase 1,001,400 shares are outstanding under this plan, and these options have exercise prices ranging from $0.175 to $3.00 per share. No further options will be granted under this plan.

         STOCK OPTIONS. The 1998 Plan provides for the discretionary grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code"), to employees and for the grant of nonstatutory stock options to employees, non-employee directors and consultants and other independent contractors providing services to us.

         ADMINISTRATION. The 1998 Plan provides that it may be administered by our board of directors or a committee of two or more members of the board. The administrator has the power to determine who receives option grants and the terms of the options granted, including exercise price, the number of shares subject to each option and the exercisability thereof. The administrator also has the authority to cancel and regrant options. Until recently our board of directors administered the 1998 Plan. Currently the 1998 Plan is administered by our compensation committee.

         STOCK OPTIONS. The exercise price of all incentive stock options granted under the 1998 Plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of nonstatutory stock options granted under the 1998 Plan must be at least equal to 85% of the fair market value of the common stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted to such a participant must be at least equal to 110% of the fair market value of the common stock on the grant date, and the term of any such incentive stock option must not exceed five years. The term of all other options granted under the 1998 Plan may not exceed ten years.

         CHANGE IN CONTROL. The 1998 Plan provides that, in the event we merge with or into another company in which more than 50% of the surviving company is not owned by our shareholders before such merger, or in the event of a liquidating sale of all or substantially all of our assets, the administrator shall accelerate the vesting of each outstanding option under the 1998 Plan unless the options are assumed by a successor or replaced with a comparable cash incentive program.

         OTHER TERMS OF OPTIONS. Options granted under the 1998 Plan are generally not transferable by the optionee, and each option is exercisable during the lifetime of the optionee only by such optionee. Options granted under the 1998 Plan must generally be exercised within 3 months after the optionee ceases to be an employee, director or consultant, or within one year after such optionee's termination of service by reason of disability or death, but in no event later than the expiration of the option's term.

         Unless terminated sooner, the 1998 Plan will automatically terminate on February 1, 2009. The board also has the authority to amend, suspend or terminate the 1998 Plan, provided that no such action may adversely affect any outstanding option grants or increase the authorized shares under the 1998 Plan without shareholder approval.


DIRECTOR COMPENSATION

         The Company does not have a formal policy regarding the granting of stock options to its directors. The Company's non-employee directors have each been granted options to purchase 50,000 shares of common stock pursuant to the Company's 1998 Stock Option Plan as compensation for serving on the Company's Board of Directors. The options have an exercise price equal to $2.00 per share, the fair market value as of the date of grant, and vest in two equal annual installments with the first installment vesting on December 5, 2002, so long as the director remains a member of our board. The Company's non-employee directors receive no compensation for their service as directors. Mr. Moran has been granted options to purchase 600,000 shares of common stock pursuant to the Company's 1998 Stock Option Plan as compensation for serving on the Board of Directors. 500,000 of the options have an exercise price of $0.175 and became fully vested on February 1, 2001. 100,000 of the options have an exercise price of $1.00 and become fully vested on January 11, 2003. All of the Company's directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as board members.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 31, 2002 regarding the beneficial ownership of the Company's capital stock by (i) each person known by the Company to own more than five percent of the Company's outstanding capital stock; (ii) each of the directors and named executive officer of the Company and (iii) all of the Company's directors and named executive officers as a group. The Company believes that each individual or entity named will have sole investment and voting power with respect to the shares indicated as beneficially owned by them, except as otherwise noted.


          Name(1)            Shares of       Percentage   Shares of      Percentage of   Shares of        Percentage    Percentage
                             Common Stock    of Common    Series A       Series A        Series B         of Series B   of all
                                             Stock(2)     Preferred      Preferred       Preferred Stock  Owned(4)      Classes(5)
                                                          Stock          Stock(3)
---------------------------- --------------- ------------ -------------- --------------- ---------------- ------------- ------------
Gary Kirke                   500,000(6)      13.89%       500,000        97.56%          --               --            10.46%
417 Locust Street
Des Moines, Iowa 50309
---------------------------- --------------- ------------ -------------- --------------- ---------------- ------------- ------------
Principal Life Insurance     333,334(7)      9.71%        --             --              333,334          50%           7.23%
Company
711 High Street
Des Moines, IA  50392
Attn: Dennis Menken
---------------------------- --------------- ------------ -------------- --------------- ---------------- ------------- ------------
Gainesborough, L.L.C.        333,334(7)      9.71%        --             --              333,334          50%           7.23%
420 Bedford Street, Suite
110
Lexington, MA  02420
---------------------------- --------------- ------------ -------------- --------------- ---------------- ------------- ------------
John Pappajohn               1,475,000(8)    41.84%       --             --              --               --            31.36%
2116 Financial Center
Des Moines, IA  50309
---------------------------- --------------- ------------ -------------- --------------- ---------------- ------------- ------------
Michael P. Moran             566,667(9)      15.45%       --             --              --               --            11.69%
33 Walt Whitman Road,
Suite 200A
Huntington Station, NY
11746
---------------------------- --------------- ------------ -------------- --------------- ---------------- ------------- ------------
Derace Schaffer, M.D.        300,000(10)     9.52%        --             --              --               --            6.93%
3489 Elmwood Avenue
Rochester, NY  14610
---------------------------- --------------- ------------ -------------- --------------- ---------------- ------------- ------------
Edgewater Private Equity     562,500         18.15%       --             --              --               --            13.15%
Fund II, L.P.
900 N. Michigan Avenue,
14th Floor
Chicago, IL  60611
---------------------------- --------------- ------------ -------------- --------------- ---------------- ------------- ------------
Northwest Holdings, Ltd.     250,000         8.06%        --             --              --               --            5.84%
4th Floor, Bank of Nova
Scotia Building, P.O. Box
1068
Georgetown, Grand Cayman
Cayman Islands
---------------------------- -------------- ------------ -------------- --------------- ---------------- ------------- -------------
All officers and directors   2,341,667(11)  56.54%       0              0               0                0             44.01%
as a group
(3 persons)
---------------------------- -------------- ------------ -------------- --------------- ---------------- ------------- -------------

 (1) This table is based upon information supplied by the officer, directors and principal shareholders and applicable filings made with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. The number of shares for each person is calculated in accordance with the rules of the Securities and Exchange Commission and includes shares each person has the right to acquire within 60 days from March 31, 2002.

(2) Percentages are calculated on the basis of the amount of outstanding shares of Common Stock (3,100,000), plus for each person or group, any shares that person or group has the right to acquire within 60 days from March 31, 2002.

(3) Percentages are calculated on the basis of the amount of outstanding shares of Series A Preferred Stock (512,500), plus for each person or group, any shares that person or group has the right to acquire within 60 days from March 31, 2002.

(4) Percentages are calculated on the basis of the amount of outstanding shares of Series B Preferred Stock (666,668), plus for each person or group, any shares that person or group has the right to acquire within 60 days from March 31, 2002.

(5) Percentages are calculated on the basis of the amount of outstanding shares of Common Stock (3,100,000), Series A Preferred Stock (512,500) and Series B Preferred Stock (666,668) for a total of 4,279,168 shares, plus for each person or group, any shares that person or group has the right to acquire within 60 days from March 31, 2002.

(6) Includes 500,000 shares of Common Stock issuable upon conversion of shares of Series A Preferred.

(7) Includes 333,334 shares of Common Stock issuable upon conversion of shares of Series B Preferred.

(8) Includes 475,000 shares held by Halkis, Ltd., a sole proprietorship owned by Mr. Pappajohn and 250,000 shares held by Thebes, Ltd., a sole proprietorship owned by Mr. Pappajohn's spouse. Mr. Pappajohn disclaims beneficial ownership of the shares owned by Halkis, Ltd. and Thebes, Ltd. Includes 50,000 shares of Common Stock issuable upon exercise of options and 375,000 shares of Common Stock issuable upon exercise of a warrant.

(9) Includes 566,667 shares of Common Stock issuable upon exercise of options.

(10) Includes 50,000 shares of Common Stock issuable upon exercise of options.

(11) Includes 1,041,667 shares of Common Stock issuable upon exercise of options and warrants.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In March 2000, the Company sold 512,500 shares of its Series A Preferred Stock in a private placement to two accredited investors. The net proceeds received by the Company were approximately $1,000,000.

         In April 2001, the Company sold 333,334 shares of its Series B Preferred Stock in a private placement to an accredited investor. The net proceeds received by the Company were approximately $1,000,000. In October 2001, the Company sold 333,334 shares of its Series B Preferred Stock in a private placement to an accredited investor. The net proceeds received by the Company were approximately $1,000,000.

         In January 2000, Mr. John Pappajohn, a member of the Company's board of directors and the Company's majority stockholder, personally guaranteed a loan made by West Des Moines Bank to the Company in the amount of $1,500,000 in the form of a promissory note, which accrues interest at 4.75% annually. The original note matured after one year, but the note has since been renewed for successive one-year terms, the current of which will mature on March 31, 2003. In exchange for guaranteeing the promissory note, the Company issued Mr. Pappajohn a warrant for the purchase of 375,000 shares of the Company's common stock, exercisable for nine years at an exercise price of $1 per share.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Allion Healthcare, Inc.


Date: April 30, 2002                   /S/ MICHAEL P. MORAN
                                       -----------------------------------
                                       Michael P. Moran
                                       President, Chief Executive Officer,
                                       Chief Financial Officer, Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

SIGNATURE

/S/ JOHN PAPPAJOHN
John Pappajohn, Director
April 30, 2002

/S/ DERACE SCHAFFER, M.D.
Derace Schaffer, M.D., Director
April 30, 2002

/S/ MICHAEL P. MORAN
--------------------------
Michael P. Moran, Director
April 30, 2002