Form 10QSB
period 2002-03-31
ALLION HEALTHCARE INC
filed 2002-05-15
CIK 847935

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 000-17821

                             ALLION HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    11-2962027
(State or other jurisdiction                (I.R.S.Employer Identification No.)
     of incorporation)

33 WALT WHITMAN ROAD, SUITE 200A HUNTINGTON STATION, NEW YORK        11746
         (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (631) 547-6520

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. YES  X      NO __
                                                                  ---

As of March 31, 2002, the total number of outstanding shares of the Registrant's common stock was 3,100,000.

Transitional small business disclosure format (check one): YES __     NO  X
                                                                         ----

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION
    Item 1: Financial Statements:
         Condensed Consolidated Balance Sheet as of                          3
             March 31, 2002 (Unaudited)..........................
         Condensed Consolidated Statements of Operations for the             4
             Three Months Ended March 31, 2002 and 2001
             (Unaudited).........................................
         Condensed Consolidated Statements of Cash Flows for the             5
             Three Months Ended March 31, 2002 and 2001
             (Unaudited) ........................................
         Notes to Condensed Consolidated Financial Statements....            6
    Item 2: Management's Discussion and Analysis of Financial                7
         Condition and Results of Operations.....................
PART II.  OTHER INFORMATION
    Item 6:  Exhibits and Reports on Form 8-K....................            9
         Signatures..............................................            9

                             ALLION HEALTHCARE, INC.
                         PART I   FINANCIAL INFORMATION

ITEM 1...FINANCIAL STATEMENTS



CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)


 ASSETS                                             MARCH 31,2002
 ------                                             -------------

CURRENT:
 Cash and cash equivalents                          $   953,681
 Accounts receivable, net                             2,155,701
 Inventories                                            343,594
 Prepaid expenses and other current assets               59,323
                                                      ----------

 Total current assets                                 3,512,299

PROPERTY AND EQUIPMENT, net                             265,500
INTANGIBLE ASSETS                                       789,500
OTHER ASSETS                                             60,100
                                                     ----------

                                                    $ 4,627,399
                                                    ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses              $ 2,617,223
 Note payable                                         1,500,000
 Current portion of capital lease obligation             39,433
 Current portion of long-term debt                       15,337
                                                     ----------

 Total current liabilities                            4,171,993

LONG TERM LIABILITIES:
 Capital lease obligation                               145,567
 Other                                                  118,184
                                                     ----------

 Total long term liabilities                            263,751

STOCKHOLDERS' EQUITY:
 Preferred stock,$.01 par value; shares
  authorized 5,000,000; issued and
  outstanding 1,179,168                                  11,791

 Common stock, $.01 par value; shares
  authorized 15,000,000; issued and
  outstanding 3,100,000                                  31,000
  Additional paid-in capital                          4,133,213
  Accumulated deficit                                (3,984,349)
                                                    ------------
TOTAL STOCKHOLDERS' EQUITY                              191,655
                                                    ------------

                                                    $ 4,627,399
                                                    ===========



            See notes to condensed consolidated financial statements.



                             ALLION HEALTHCARE, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     Three months ended
                                                           March 31,
                                              2002                     2001
                                          ----------               ----------

NET SALES                                $ 5,930,318              $ 2,684,957
COST OF GOODS SOLD                         5,042,646                2,209,271
                                         -----------              -----------

     Gross profit                            887,672                  475,686

OPERATING EXPENSES:
     Selling, general and
      administrative expenses                958,169                  647,788
                                           ---------              -----------

     Operating loss                          (70,497)                (172,102)

Interest expense                            ( 26,369)                 (31,946)
                                            ---------               ---------

LOSS BEFORE INCOME TAXES                     (96,866)                (204,048)

PROVISION FOR INCOME TAXES                     6,651                    7,253
                                            ---------               ---------

NET LOSS                                  $ (103,517)             $  (211,301)
                                          ==========              ===========

BASIC AND DILUTED LOSS PER
  COMMON SHARE
           Net loss                      $    (.03)                $     (.07)
                                         ==========               ===========


BASIC AND DILUTED WEIGHTED AVERAGE
 OF COMMON SHARES OUTSTANDING            3,100,000                  3,100,000
                                        ==========                ===========





             See notes to condensed consolidated financial statements.



                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three months ended
                                                             March 31,
                                                       2002              2001
                                                   -------------     -----------
OPERATING ACTIVITIES:
  Net loss                                             (103,517)       (211,301)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
Non-cash compensation                                      --            10,000
Depreciation and amortization                            79,153           2,816
Provision for doubtful accounts                          13,948            --

Changes in operating assets and liabilities:
Accounts receivable                                    (308,014)        114,439
Inventory                                               (84,566)        (20,460)
Prepaid expenses and other assets                       (33,840)          5,287
Accounts payable and accrued expenses                   834,943         (13,439)
                                                    -----------     -----------

Net cash provided by (used in)
  operating activities                                  398,107        (112,658)
                                                    -----------     -----------

INVESTING ACTIVITIES:
  Purchase of property and equipment                     (6,130)           --
                                                    -----------     -----------
  Net cash used in investing activities                  (6,130)           --
                                                    -----------     -----------

FINANCING ACTIVITIES:
Proceeds from draws of line of credit                 1,450,000            --
  Repayment of line of credit                        (2,443,936)           --
 Repayment of long-term debt                             (3,820)           --
                                                    -----------     -----------


 Net cash used in financing activities                 (997,756)           --
                                                    -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (605,779)       (112,658)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                  1,559,460         727,981
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                      $   953,681     $   615,323
                                                    ===========     ===========


      See notes to condensed consolidated financial statements.

                             ALLION HEALTHCARE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

NOTE A   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

For further information, refer to the consolidated financial statements and footnotes thereto included in Allion Healthcare, Inc.'s (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE B   INVENTORIES

Inventories consist of pharmaceuticals and are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis.

NOTE C  REVENUE RECOGNITION

Revenue is recognized as medications and delivered to customers. Substantially all of the Company's revenue is billed to third party payors, such as governmental payors, insurance companies and managed care programs, with governmental payors accounting for almost all of the Company's revenue. Revenue is recorded net of contractual adjustments and related discounts. Contractual adjustments represent estimated differences between billed revenues and amounts expected to be realized from third party payors under contractual arrangements.

NOTE D  ACQUISITIONS

On July 27, 2001, the Company acquired certain assets of the Specialty Care Pharmacy Division of Prescripticare, L.L.C. ("SCPD"). The results of operations attributable to such acquisition have been included in the Company's financial statements since July 27, 2001. The purchase price for SCPD was $1,411,000. The Company has not paid the final $10,000 due to Prescripticare, L.L.C. due to a dispute concerning accounts payable at the time of the acquisition.

On September 14, 2001, the Company sold certain assets of SCPD not related to the Company's core business to New Geri Care of Brooklyn, L.L.C. The purchase price for such assets was $475,000, which included a one-time consulting fee, plus the fair market value of certain inventory. The Company is involved in a dispute with New Geri Care of Brooklyn, L.L.C. regarding the collection of the inventory.

                             ALLION HEALTHCARE, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors, including, without limitation, the Company's cash constraints, the Company's limited operating history, the ability of the Company to market its customized packaging system and the acceptance of such system by healthcare providers and patients, the ability of the Company to manage its growth with a limited management team, the ability of the Company to integrate acquisitions, and the other risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including without limitation the Company's Quarterly and Annual Reports on Forms 10-QSB and 10-KSB, respectively.

                              RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
NET SALES

Net sales for the three months ended March 31, 2002 increased to $5,930,318 from $2,684,957 for the three months ended March 31, 2001, an increase of 120.87%. This increase is attributable primarily to the Company's acquisition of the Specialty Care Pharmacy Division of Prescripticare, L.L.C. in July 2001.

GROSS PROFIT

Gross profit was 14.96% and 17.71% of sales for the three months ended March 31, 2002 and 2001, respectively. The decrease in gross margin reflects a change in the prescription therapy and payor mix, as well as prescription reimbursement pricing pressure.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $958,169 and $647,788 for the three months ended March 31, 2002 and 2001, respectively, and represented 16.16% and 24.13% of net sales, respectively. The increase in selling, general and administrative expenses in absolute dollars is attributable to an increase in clinical, administrative and sales personnel. The decrease in selling, general and administrative expenses expressed as a percentage of net sales is attributable to the increase in net sales.

OPERATING LOSS

For the three months ended March 31, 2002, the Company recorded an operating loss of $70,497, as compared to an operating loss of $172,102 for the comparable period in the prior year. This improvement is attributable to the increase in net sales and was offset by an increase in selling, general and administrative expenses.

INTEREST EXPENSE

During the three months ended March 31, 2002 and 2001, the Company incurred interest expense of $26,369 and $31,946, respectively. The Company repaid amounts outstanding under its revolving credit line during 2001 resulting in a decrease in interest expense in the three months ended March 31, 2002.

PROVISION FOR INCOME TAXES

For the three months ended March 31, 2002, the Company recorded a provision for income taxes of $6,651, as compared to an income tax provision of $7,253 for the comparable period in the prior year. The provision for income taxes relates primarily to franchise tax payments.

NET LOSS

For the three months ended March 31, 2002, the Company recorded a net loss of $103,517, as compared to a net loss of $211,301 for the comparable period in the prior year. This improvement is attributable to the increase in net sales, the decrease in interest expense and a smaller provision for taxes, and was offset by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company purchases the medications it needs to fill prescriptions from wholesalers, who require that almost all purchases are made in cash. The Company is reimbursed by third party payors, on average, within 30 days after a prescription is filled and a claim is submitted in the appropriate format. Accordingly, the Company needs significant cash resources to operate. At March 31, 2002, the Company's cash balance was $953,681.

In addition, the Company has a revolving credit facility in the amount of $4.0 million available for short-term borrowings. Borrowings under the facility bear interest at prime rate plus two percent and are collateralized by a perfected and primary security interest in all assets, accounts receivable, trademarks, and licenses of the Company. At March 31, 2002, borrowings under this facility were $0. Management has not used this facility to fund the purchase of medication and the growth of the business because of concerns arising from the lag between the date when payment is due for medications and the date when the Company receives payment from third party payors.


The Company had secured a loan from a bank for $1,500,000 that bears interest at 4.75% monthly, with the full principal payable in March of 2003. If the Company does not have sufficient available cash to repay the loan, it will need to extend the term of this loan for an additional year. In the past, the lender has been willing to extend the term, but there can be no assurance that the lender will continue to do so.

The Company may seek additional debt or equity financing to meet its working capital requirements and fund its future growth, but there can be no assurance that it will be able to secure any financing on terms acceptable to the Company.

                             ALLION HEALTHCARE, INC.
                            PART II OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION.

         Not Applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a) The following exhibits are included herein:

         None.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ALLION HEALTHCARE, INC.


Date: May 15, 2002                 By: /S/   MICHAEL P. MORAN
                                       -----------------------------------------
                                   Michael P. Moran
                                   Director, President, Chief Executive Officer,
                                   Chief Financial Officer and Secretary