Form 10QSB
period 2002-06-30
ALLION HEALTHCARE INC
filed 2002-08-14
CIK 847935

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 000-17821

                             ALLION HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    11-2962027
           --------                                    ----------
   (State or other jurisdiction          (I.R.S.Employer Identification No.)
         of incorporation)


33 WALT WHITMAN ROAD, SUITE 200A HUNTINGTON STATION, NEW YORK        11746
-------------------------------------------------------------        -----
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


As of June 30, 2002, the total number of outstanding shares of the Registrant's common stock was 3,100,000.

Transitional small business disclosure format (check one): YES __     NO  X
                                                                         ----

                                TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION

     Item 1: Financial Statements:
           Condensed Consolidated Balance Sheet as of June 30, 2002
               (Unaudited) ..............................................3
           Condensed Consolidated Statements of Operations for the Six
               Months Ended June 30, 2002 and 2001 (Unaudited)...........4

           Condensed Consolidated Statements of Operations for the Three
               Months Ended June 30, 2002 and 2001 (Unaudited)...........5


           Condensed Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2002 and 2001 (Unaudited) .................6
           Notes to Condensed Consolidated Financial Statements..........7
    Item 2: Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................8-11

PART II.  OTHER INFORMATION
           Item 4: Submission of Matters to a Vote of Security Holders...11
           Item 6: Exhibits and Reports on Form 8-K .....................11
           Signatures....................................................13

                             ALLION HEALTHCARE, INC.
                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS



CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)


ASSETS                                              JUNE 30, 2002
------                                              -------------
CURRENT ASSETS:
 Cash and cash equivalents                          $   621,014
 Accounts receivable, (net of allowance for
   doubtful accounts of $276,605)                     2,092,959
 Inventories                                            591,519
 Prepaid expenses and other current assets               48,678
                                                      ---------
Total current assets                                  3,354,170

Property and equipment, net                             253,169
Intangible assets, net                                  744,000
Deferred financing costs                                456,391
Other assets                                             46,229
                                                     ----------

Total assets                                        $ 4,853,959
                                                     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable and accrued expenses              $ 2,648,334
 Accrued deferred financing costs                       440,512
 Note payable                                         1,500,000
 Current portion of capital lease obligation             41,625
 Current portion of long-term debt                       14,980
                                                     ----------
Total current liabilities                             4,645,451

LONG TERM LIABILITIES:
 Capital lease obligation                               137,264
 Other                                                  114,714
                                                     ----------
Total long term liabilities                             251,978

STOCKHOLDERS' DEFICIT:
 Preferred stock,$.01 par value; shares
  authorized 20,000,000; issued and
  outstanding 1,179,168                                  11,791

 Common stock, $.01 par value; shares
  authorized 80,000,000; issued and
  outstanding 3,100,000                                  31,000
 Additional paid-in capital                           4,133,213
 Accumulated deficit                                 (4,219,474)
                                                    ------------
Total stockholders' deficit                             (43,470)
                                                    ------------

Total liabilities and stockholders' deficit         $ 4,853,959
                                                     ==========


    See notes to condensed consolidated financial statements.



                             ALLION HEALTHCARE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         Six months ended
                                                            June 30,
                                                      2002              2001
                                                  -----------       ----------

Net sales                                        $ 12,153,994       $ 5,595,938
Cost of goods sold                                 10,374,300         4,699,418
                                                 ------------       -----------

   Gross profit                                     1,779,694           896,520

Operating expenses:
   Selling, general and
    administrative expenses                         2,061,504         1,365,541
                                                 ------------       -----------

   Operating loss                                    (281,810)         (469,021)

Interest expense                                      (46,381)          (59,364)
                                                 ------------       -----------

Loss before income taxes                             (328,191)         (528,385)

Provision for income taxes                             10,451             8,096
                                                 ------------       -----------

Net loss                                         $   (338,642)      $  (536,481)
                                                 ============       ===========

Basic and diluted loss per
  common share
    Net loss                                     $       (.11)      $      (.17)
                                                 ============       ===========


Basic and diluted weighted average
 of common shares outstanding                       3,100,000         3,100,000
                                                 ============       ===========





             See notes to condensed consolidated financial statements.


                             ALLION HEALTHCARE, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      Three months ended
                                                          June 30,
                                                     2002            2001
                                                  ----------       ----------

Net sales                                         $ 6,223,676       $ 2,910,982
Cost of goods sold                                  5,331,654         2,490,148
                                                  -----------       -----------

     Gross profit                                     892,022           420,834

Operating expenses:
     Selling, general and
      administrative expenses                       1,102,445           717,754
                                                  -----------       -----------

     Operating loss                                  (210,423)         (296,920)

Interest expense                                      (20,902)          (27,418)
                                                  -----------       -----------

Loss before income taxes                             (231,325)         (324,338)

Provision for income taxes                              3,800               842
                                                  -----------       -----------

Net loss                                          $  (235,125)      $  (325,180)
                                                  ===========       ===========

Basic and diluted loss per
  common share
     Net loss                                     $      (.08)      $      (.10)
                                                  ===========       ===========


Basic and diluted weighted average
 of common shares outstanding                       3,100,000         3,100,000
                                                  ===========       ===========





            See notes to condensed consolidated financial statements.


                      ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                    Six months ended
                                                        June 30,
                                                2002             2001
                                           -----------        ----------
OPERATING ACTIVITIES:
  Net loss                                 $ (338,642)       $ (536,481)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
Non-cash compensation                            -               10,000
Depreciation and amortization                 174,649             6,168
Provision for doubtful accounts                23,852            34,536

Changes in operating assets and liabilities:
Accounts receivable                          (255,176)           49,395
Inventories                                  (332,491)          (10,176)
Prepaid expenses and other current assets    ( 51,453)         (133,043)
Accounts payable and accrued expenses         866,054            98,818
                                             ---------        ----------

Net cash provided by (used in)
 operating activities                          86,793          (480,783)
                                             ---------        ----------

INVESTING ACTIVITIES:
  Purchase of property and equipment          (17,545)         ( 13,741)
                                            ----------        ----------
  Net cash used in investing activities       (17,545)         ( 13,741)
                                            ----------        ----------
FINANCING ACTIVITIES:
Net proceeds from sale of Preferred Stock        -              987,902
Proceeds from draws of line of credit       1,450,000              -
  Repayment of line of credit              (2,443,936)             -
  Repayment of long-term debt                ( 13,758)             -
                                            ----------        ----------
  Net cash provided by (used in)
   financing activities                    (1,007,694)          987,902
                                            ----------        ----------
Net (decrease) increase in cash and
 cash equivalents                            (938,446)          493,378

Cash and cash equivalents,
 beginning of period                        1,559,460           727,981
                                            ----------        ----------

Cash and cash equivalents,
 end of period                             $  621,014        $1,221,359
                                          ============      ===========



Supplemental disclosure of non-cash financing activities:
Equipment acquired under capital lease obligations amounted to $185,000 in 2002. Deferred financing costs were incurred for ongoing financing activities in the amount of $440,512 in 2002.

           See notes to condensed consolidated financial statements.

                             ALLION HEALTHCARE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002

NOTE A     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

For further information, refer to the consolidated financial statements and footnotes thereto included in Allion Healthcare, Inc.'s (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE B    DEFERRED FINANCING COSTS

Costs associated with the Company's currently planned equity financing have been deferred and will be charged to equity upon the successful closing of the equity financing or written off to expense if the equity financing is not successful.

NOTE C    ACQUISITIONS AND INTANGIBLE ASSETS

On July 27, 2001, the Company acquired certain assets of the Specialty Care Pharmacy Division of Prescripticare, L.L.C. ("SCPD"). The results of operations attributable to SCPD have been included in the Company's financial statements since July 27, 2001. The purchase price for SCPD was $1,411,000. The Company has not paid the final $10,000 due to Prescripticare, L.L.C. due to a dispute concerning accounts payable at the time of the acquisition.

On September 14, 2001, the Company sold certain assets of SCPD not related to the Company's core business to New Geri Care of Brooklyn, L.L.C. The sales price for such assets was $475,000, which included a one-time consulting fee, plus the fair market value of certain inventory. The Company is involved in a dispute with New Geri Care of Brooklyn, L.L.C. regarding the payment for the inventory.

The following pro forma results were developed assuming the acquisition of SCPD and sale of certain assets occurred January 1, 2001.

               Three Months Ended       Six Months Ended
                    June 30,                 June 30,
                       2001                   2001
                ------------------     ------------------

Revenue          $  5,360,985              $ 10,186,719
Net loss         $   (310,205)             $   (596,540)
Loss per share   $       (.10)             $       (.19)

Other intangible assets as of June 30, 2002 and December 31, 2001 are as follows:

                                 JUNE 30, 2002            DECEMBER 31, 2001
                              --------------------     -------------------------

                                      ACCUMULATED                ACCUMULATED
                              COST    AMORTIZATION       COST    AMORTIZATION
                              ----    ------------       ----    ------------
Other intangible assets:
  Customer lists           $ 865,000  $ (157,750)     $ 865,000  $ ( 71,250)
  Other                       45,000    (  8,250)        45,000    (  3,750)
                           ----------------------     ----------------------
Total                      $ 910,000  $ (166,000)     $ 910,000  $ ( 75,000)
                           =========  ===========     =========  ===========

Amortization of other intangible assets for the six months ended June 30, 2002 was approximately $ 91,000. The annual amortization expense on these assets for the years 2002 through 2005 will be approximately $ 182,000 per year. The annual amortization expense for 2006 will be approximately $ 106,000.

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

                              RESULTS OF OPERATIONS

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
NET SALES

Net sales for the six months ended June 30, 2002 increased to $12,153,994 from $5,595,938 for the six months ended June 30, 2001, an increase of 117.19%. This increase is attributable primarily to the Company's acquisition of the Specialty Care Pharmacy Division of Prescripticare, L.L.C. in July 2001.

GROSS PROFIT

Gross profit was $1,779,694 and $896,520 for the six months ended June 30, 2002 and 2001, respectively, and represents 14.64% and 16.02% of net sales, respectively. The decrease in gross margin reflects a change in the prescription therapy and payor mix, as well as prescription reimbursement pricing pressure.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $2,061,504 and $1,365,541 for the six months ended June 30, 2002 and 2001, respectively, and represent 16.96% and 24.40% of net sales, respectively. The increase in selling, general and administrative expenses in absolute dollars is attributable to an increase in clinical, administrative and sales personnel. The decrease in selling, general and administrative expenses expressed as a percentage of net sales is attributable to the increase in net sales.

OPERATING LOSS

Operating losses were $281,810 and $469,021 for the six months ended June 30, 2002 and 2001, respectively and represents 2.31% and 8.38% of net sales, respectively. This improvement is attributable to the increase in net sales and was offset by an increase in selling, general and administrative expenses.

INTEREST EXPENSE

Interest expense was $46,381 and $59,364 for the six months ended June 30, 2002 and 2001, respectively. The Company repaid amounts outstanding under its revolving credit line during 2001 resulting in a decrease in interest expense in the six months ended June 30, 2002.

PROVISION FOR INCOME TAXES

The Company recorded a provision for income taxes of $10,451 and $8,096 for the six months ended June 30, 2002 and 2001, respectively. The provision for income taxes relates primarily to franchise tax payments and accruals.

NET LOSS

The Company recorded net losses of $338,642 and $536,481 for the six months ended June 30, 2002 and 2001, respectively. This improvement is attributable to the increase in net sales, the decrease in interest expense, and was offset by an increase in selling, general and administrative expenses.

                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
NET SALES

Net sales for the three months ended June 30, 2002 increased to $6,223,676 from $2,910,982 for the six months ended June 30, 2001, which is an increase of $3,312,694 and represents an increase of 113.79%. This increase is attributable primarily to the Company's acquisition of the Specialty Care Pharmacy Division of Prescripticare, L.L.C. in July 2001.

GROSS PROFIT

Gross profit was $892,022 and $420,834 for the three months ended June 30, 2002 and 2001, respectively, and represents 14.33% and 14.45% of net sales, respectively. The decrease in gross margin reflects a change in the prescription therapy and payor mix, as well as prescription reimbursement pricing pressure.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $1,102,445 and $717,754 for the three months ended June 30, 2002 and 2001, respectively, and represent 17.71% and 24.65% of net sales, respectively. The increase in selling, general and administrative expenses in absolute dollars is attributable to an increase in clinical, administrative and sales personnel. The decrease in selling, general and administrative expenses expressed, as a percentage of net sales is attributable to the increase in net sales.

OPERATING LOSS

Operating losses were $210,423 and $296,920 for the three months ended June 30, 2002 and 2001, respectively and represents 3.38% and 10.19% of net sales, respectively. This improvement is attributable to the increase in net sales and was offset by an increase in selling, general and administrative expenses.

INTEREST EXPENSE

Interest expense was $20,902 and $27,418 for the three months ended June 30, 2002 and 2001, respectively. The Company repaid amounts outstanding under its revolving credit line during 2001 resulting in a decrease in interest expense in the three months ended June 30, 2002.

PROVISION FOR INCOME TAXES

The Company recorded a provision for income taxes of $3,800 and $842 for the three months ended June 30, 2002 and 2001, respectively. The provision for income taxes relates primarily to franchise tax payments.

NET LOSS

The Company recorded net losses of $235,145 and $325,180 for the three months ended June 30, 2002 and 2001, respectively. This improvement is attributable to the increase in net sales, the decrease in interest expense, and was offset by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company purchases the medications it needs to fill prescriptions from wholesalers who require that almost all purchases are made in cash. The Company is reimbursed by third party payors, on average, within 30 days after a prescription is filled and a claim is submitted in the appropriate format. Accordingly, the Company needs significant cash resources to operate. At June 30, 2002, the Company's cash balance was $621,014.

In addition, the Company has a revolving credit facility in the amount of $4.0 million available for short-term borrowings, with an expiration date of April 21, 2003. Borrowings under the facility bear interest at prime rate plus two percent and are collateralized by a perfected and primary security interest in all assets, accounts receivable, trademarks, and licenses of the Company. At June 30, 2002, borrowings under this facility were $0.


The Company had secured a loan from a bank for $1,500,000 that bears interest at 4.75% per annum, with the full principal payable in March of 2003. If the Company does not have sufficient available cash to repay the loan, it will need to extend the term of this loan for an additional year. In the past, the lender has been willing to extend the term, but there can be no assurance that the lender will continue to do so.

The Company is currently planning to secure equity financing, and has deferred the related costs incurred of approximately $ 440,000. However, there can be no assurance that it will be able to secure any financing on terms acceptable to the Company.

                             ALLION HEALTHCARE, INC.
                            PART II OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

           None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On June 24, 2002, the Company held its annual meeting of stockholders, at which the stockholders voted for:

1.         the election of three directors;

2. to ratify an increase in the Company's authorized capital stock approved in May 2000;

3. to approve amendments to the Company's Certificate of Incorporation to (a) increase the authorized shares of Common Stock to 80,000,000 shares, (b) increase the authorized shares of Preferred Stock to 15,000,000 shares, and (c) delete Article VIII of the Company's Certificate of Incorporation which limits the Company's ability to act by written consent;

4.         to approve the Company's 2002 Stock Option Plan; and

5. to ratify the selection of BDO Seidman, LLP as the Company's independent accountants.

The nominees for election to the Company's Board of Directors received the following votes:

                                            FOR         WITHHOLD
                                            ---         --------
            John Pappajohn               3,060,291     1,218,877
            Dr. Derace Schaffer          3,060,291     1,218,877
            Michael P. Moran             3,060,291     1,218,877



With respect to the ratification of a prior increase in the authorized capital stock of the Company, 1,881,123 votes were cast in favor of the proposal, 0 votes were cast against the proposal and there were 1,218,877 abstentions and broker non-votes.

With respect to the proposal to amend the Company's Certificate of Incorporation, 3,060,291 votes were cast in favor of the proposal, 0 votes were cast against the proposal and there were 1,218,877 abstentions and broker non-votes.

With respect to the proposal to approve the Company's 2002 Stock Option Plan, 3,060,291 votes were cast in favor of the proposal, 0 votes were cast against the proposal and there were 1,218,877 abstentions and broker non-votes.

With respect to the proposal to ratify the selection of BDO Seidman, LLP to serve as the Company's independent public accountants, 3,060,291 votes were cast in favor of the proposal, 0 votes were cast against the proposal, and there were 1,218,877 abstention and no broker non-votes.

ITEM 5.  OTHER INFORMATION.

           Not Applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a) The following exhibits are included herein:

           None.

(b)        Reports on Form 8-K:

      Current report on Form 8-K, filed on May 21, 2002.












                                   SIGNATURES

                     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ALLION HEALTHCARE, INC.


Date: August 14, 2002           By: /S/   MICHAEL P. MORAN
                                -------------------------
                                Michael P. Moran
                                Director, President, Chief Executive Officer,
                                   and Secretary


                                By: /S/  BROUGHAN E. GOREY
                                --------------------------------
                                Broughan E. Gorey
                                Chief Financial Officer