Form 10QSB
period 2002-09-30
ALLION HEALTHCARE INC
filed 2002-11-14
CIK 847935

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 000-17821

                             ALLION HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                   11-2962027
(State or other jurisdiction                    (I.R.S.Employer
     of incorporation)                         Identification No.)


33 WALT WHITMAN ROAD, SUITE 200A HUNTINGTON STATION, NEW YORK        11746
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

As of November 14, 2002 the total number of outstanding shares of the Registrant's common stock was 3,100,000.

Transitional small business disclosure format (check one): YES        NO  X
                                                               ---       ---

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

     Item 1: Financial Statements:
           Condensed Consolidated Balance Sheet as of September 30, 2002
               (Unaudited) ........................................ ..........3
           Condensed Consolidated Statements of Operations for the Nine
               Months Ended September 30, 2002 and 2001 (Unaudited)...........4

           Condensed Consolidated Statements of Operations for the Three
               Months Ended September 30, 2002 and 2001 (Unaudited)...........5


           Condensed Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 2002 and 2001 (Unaudited)..................6
           Notes to Condensed Consolidated Financial Statements...........  7-8
    Item 2: Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................9-12
    Item 3: Controls and Procedures..........................................13

PART II.  OTHER INFORMATION

     Item 1: Legal Proceedings...............................................14


     Item 2: Changes in Securities and Use of Proceeds.......................14


     Item 3: Defaults Upon Senior Securities.................................14


     Item 4: Submission of Matters to a Vote of Security Holders.............14


     Item 5: Other Information...............................................14


     Item 6: Exhibits and Reports on Form 8-K................................14

               Signatures and Certifications..............................15-20

                             ALLION HEALTHCARE, INC.
                        PART I.....FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)


ASSETS                                          SEPTEMBER 30, 2002
------                                          ------------------
CURRENT ASSETS:
 Cash and cash equivalents                          $   525,968
 Accounts receivable, (net of allowance for
   doubtful accounts of $ 276,605)                    2,223,378
 Inventories                                            342,978
 Prepaid expenses and other current assets               53,745
                                                      ---------
Total current assets                                  3,146,069

Property and equipment, net                             251,403
Intangible assets, net                                  698,500
Deferred financing costs                                478,865
Other assets                                             39,655
                                                     ----------

Total assets                                        $ 4,614,492
                                                     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable and accrued expenses              $ 2,718,163
 Accrued deferred financing costs                       434,986
 Note payable                                         1,500,000
 Revolving credit line                                  207,581
 Current portion of capital lease obligation             41,190
 Current portion of long-term debt                       15,000
                                                     ----------
Total current liabilities                             4,916,920

LONG TERM LIABILITIES:
 Capital lease obligation                               126,612
 Other                                                  110,863
                                                     ----------
Total liabilities                                     5,154,395
                                                     -----------

CONTINGENCIES (Note D)

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value; shares
  authorized 20,000,000; issued and
  outstanding 1,179,168                                  11,791

 Common stock, $.01 par value; shares
  authorized 80,000,000; issued and
  outstanding 3,100,000                                  31,000
 Additional paid-in capital                           4,133,213
 Accumulated deficit                                 (4,715,907)
                                                    ------------
Total stockholders' deficit                            (539,903)
                                                    ------------

Total liabilities and stockholders' deficit         $  4,614,492
                                                    ============


    See notes to condensed consolidated financial statements.



                             ALLION HEALTHCARE, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                               Nine months ended
                                                 September 30,
                                              2002           2001
                                          ----------      ----------

Net sales                               $ 19,372,263     $ 10,638,483
Cost of goods sold                        16,793,105        9,067,895
                                         ------------     ------------

   Gross profit                            2,579,158        1,570,588

Operating expenses:
   Selling, general and
    administrative expenses                3,328,431        2,446,340
                                          -----------     -----------

   Operating loss                           (749,273)       (875,752)
                                          -----------     -----------

Other:
   Interest expense                          (72,975)        (106,694)
   Other income, net                           -              400,000
                                          -----------      -----------

   Total other income,(expense)              (72,975)         293,306
                                          ------------     -----------

Loss before income taxes                    (822,248)        (582,446)

Provision for income taxes                    12,827            9,732
                                          -----------      -----------

Net loss                                 $  (835,075)     $  (592,178)
                                           =========       ===========

Basic and diluted loss per
  common share
    Net loss                             $      (.27)     $      (.19)
                                           ==========      ===========


Basic and diluted weighted average
 of common shares outstanding              3,100,000        3,100,000
                                           =========        =========




             See notes to condensed consolidated financial statements.



                             ALLION HEALTHCARE, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                               Three months ended
                                                 September 30,
                                              2002            2001
                                          ----------       ----------
Net sales                                $ 7,218,269      $ 5,042,545
Cost of goods sold                         6,418,806        4,368,477
                                          -----------      -----------

     Gross profit                            799,463          674,068

Operating expenses:
     Selling, general and
      administrative expenses              1,266,926        1,080,799
                                          ----------      -----------

     Operating loss                         (467,463)        (406,731)
                                          -----------     -----------

Other:
   Interest expense                          (26,594)         (47,330)
   Other income, net                           -              400,000
                                          -----------      -----------

   Total other income,(expense)              (26,594)         352,670
                                           ----------     ------------

Loss before income taxes                    (494,057)         (54,061)

Provision for income taxes                     2,376            1,636
                                            ---------      -----------

Net loss                                  $ (496,433)      $  (55,697)
                                            =========        =========
Basic and diluted loss per
  common share
     Net loss                             $     (.16)      $     (.02)
                                            =========        =========


Basic and diluted weighted average
 of common shares outstanding              3,100,000        3,100,000
                                           =========        =========





          See notes to condensed consolidated financial statements.


                      ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                  Nine months ended
                                                    September 30,
                                                2002             2001
                                            -----------     ------------

OPERATING ACTIVITIES:
  Net loss                                     $  (835,075)   $  (592,178)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
Non-cash compensation                                 --           10,000
Depreciation and amortization                      246,205         24,529
Provision for doubtful accounts                     25,771        130,540
Changes in operating assets and liabilities:
Accounts receivable                               (387,514)    (1,382,752)
Inventories                                        (83,950)       223,073
Prepaid expenses and other current assets          (61,696)      (386,565)
Other                                                 --          (99,000)
Accounts payable and accrued expenses              954,762        523,163
                                               -----------    -----------
Net cash used in operating activities             (141,497)    (1,549,190)
                                               -----------    -----------

INVESTING ACTIVITIES:
  Payments for business acquired                      --       (1,166,000)
  Proceeds for sale of certain assets                 --           25,000
  Purchase of property and equipment               (33,085)       (13,741)
                                               -----------    -----------
  Net cash used in investing activities            (33,085)    (1,154,741)
                                               -----------    -----------

FINANCING ACTIVITIES:
  Net proceeds from sale of Preferred Stock           --          987,902
  Proceeds from draws of line of credit          2,650,000      4,225,000
  Payment of deferred financing costs              (43,879)          --
  Repayment of line of credit                   (3,436,355)    (1,848,648)
  Repayment of long-term debt                   (   28,676)        --
                                               -----------    -----------

  Net cash provided by (used in)
   financing activities                         (  858,910)    3,364,254
                                               -----------    -----------

Net (decrease) increase in cash and
 cash equivalents                               (1,033,492)       660,323

Cash and cash equivalents,
 beginning of period                             1,559,460        727,981
                                               -----------    -----------

Cash and cash equivalents,
 end of period                                 $   525,968    $ 1,388,304
                                               ===========    ===========





                                       7



 Supplemental disclosure of non-cash financing activities:
Equipment acquired under capital lease obligations amounted to $185,000 in 2002. Deferred financing costs were incurred for ongoing financing activities in the amount of $478,865 in 2002.

           See notes to condensed consolidated financial statements.

                             ALLION HEALTHCARE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002

NOTE A     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

For further information, refer to the consolidated financial statements and footnotes thereto included in Allion Healthcare, Inc.'s (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE B    DEFERRED FINANCING COSTS

The Company is attempting to secure additional equity financing and the costs associated with such financing have been deferred. If the Company consummates such equity financing, the deferred cost will be charged to equity. If the Company determines that it will not be able to consummate the equity financing, the costs will be written off. There can be no assurance that the Company will be able to secure any equity financing on terms acceptable to it.

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

The following pro forma results were developed assuming the acquisition of SCPD and sale of certain assets occurred January 1, 2001.

                 Three Months Ended           Nine Months Ended
                 September 30,                 September 30,
                       2001                         2001
                ------------------              ----------------

Revenue          $  5,808,580                        $ 15,995,905
Net loss         $   (570,899)                       $   (572,899)
Loss per share   $       (.18)                       $       (.18)

Other intangible assets as of September 30, 2002 are as follows:


                                 SEPTEMBER 30, 2002
                                 ------------------
                                          ACCUMULATED
                               COST       AMORTIZATION
                               ----       ------------
Other intangible assets:
  Customer lists             $ 865,000    $ (201,000)
  Other                         45,000      ( 10,500)
                             ---------    -----------
Total                        $ 910,000    $ (211,500)
                             =========    ===========

Amortization of other intangible assets for the nine months ended September 30, 2002 was approximately $ 136,500. The annual amortization expense on these assets for the years 2002 through 2005 will be approximately $ 182,000 per year. The annual amortization expense for 2006 will be approximately $ 106,000.

NOTE D    CONTINGENCIES - LEGAL PROCEEDINGS

MORRIS AND DICKSON CO., LTD. V. ALLION HEALTHCARE INC. On October 18, 2002, Morris and Dickson, the Company's former drug wholesaler, filed suit against the Company and the Company's wholly owned subsidiaries, Mail Order Meds of New York, Inc. and Mail Order Meds, Inc., in the District Court for the Western District of Louisiana. Morris and Dickson alleged that the Company has failed to pay $2,053,661.18 (inclusive of interest at 18% per annum through September 25, 2002) for pharmaceutical products. Morris and Dickson is seeking such amount plus reasonable attorneys fees and court costs. The Company has accrued approximately $1,780,000 in costs. The Company will file its answer by December 4, 2002. The Company intends to defend itself vigorously in this action. At this time, the Company is unable to estimate the outcome.

ALLION HEALTHCARE, INC. V. NEW GERI CARE OF BROOKLYN, LLC. On July 18, 2002, the Company filed suit in the Supreme Court of Suffolk County against New Geri Care of Brooklyn because New Geri Care of Brooklyn failed to pay for inventory it acquired in connection with the purchase of certain assets from the Company in September 2001. The Company is seeking payment in full for such inventory, $220,000 plus interest and costs. On August 29, 2002, New Geri Care answered the Company's complaint and filed a counter claim against the Company alleging fraud in connection with the September 2001 transaction. The Company filed its answer on September 26, 2002. The Company believes that New Geri Care's claims are baseless and the Company intends to pursue this matter aggressively.

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

                              RESULTS OF OPERATIONS

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
NET SALES

Net sales for the nine months ended September 30, 2002 increased to $19,372,263 from $10,638,483 for the nine months ended September 30, 2001, an increase of 82.10%. This increase is attributable primarily to the Company's acquisition of the Specialty Care Pharmacy Division of Prescripticare, L.L.C. in July 2001, and is also attributable to the Company establishing new relationships with clinics and centers as a result of such acquisition and the Company's increased sales and marketing efforts.

GROSS PROFIT

Gross profit was $2,579,158 and $1,570,588 for the nine months ended September 30, 2002 and 2001, respectively, and represents 13.31% and 14.76% of net sales, respectively. The decrease in gross margin reflects a change in the prescription therapy and payor mix, with the Company distributing more lower margin pharmaceuticals, prescription reimbursement pricing pressure, and additional costs were incurred because a prior drug wholesaler changed the business terms resulting in the Company establishing a relationship with a new drug wholesaler.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $3,328,431 and $2,446,340 for the nine months ended September 30, 2002 and 2001, respectively, and represent 17.18% and 23.00% of net sales, respectively. The increase in selling, general and administrative expenses in absolute dollars is attributable to an increase in clinical, administrative and sales personnel, required to support the

Company's growth. The Company also incurred startup costs for a new pharmacy to be located in Miami, Florida. The decrease in selling, general and administrative expenses expressed as a percentage of net sales is attributable to the increase in net sales.

OPERATING LOSS

Operating losses were $749,273 and $875,752 for the nine months ended September 30, 2002 and 2001, respectively and represents 3.87% and 8.23% of net sales, respectively. This improvement is attributable to the increase in net sales and was offset by an increase in selling, general and administrative expenses.

INTEREST EXPENSE

Interest expense was $72,975 and $106,694 for the nine months ended September 30, 2002 and 2001, respectively. The Company repaid amounts outstanding under its revolving credit line during 2001 resulting in a decrease in interest expense in the nine months ended September 30, 2002.

OTHER INCOME

Other income was $0 and $400,000 for the nine months ended September 30, 2002 and 2001, respectively. The other income for the nine months ended September 30, 2001 consists of a one-time consulting fee paid to the Company for transition services rendered by the Company to a buyer of certain assets from the Company.

PROVISION FOR INCOME TAXES

The Company recorded a provision for income taxes of $12,827 and $9,732 for the nine months ended September 30, 2002 and 2001, respectively. The provision for income taxes relates primarily to franchise tax payments.

NET LOSS

The Company recorded net losses of $835,075 and $592,178 for the nine months ended September 30, 2002 and 2001, respectively. This increase in loss is attributable to an increase in selling, general and administrative expenses and, in 2002, the Company did not have any other income to offset the loss from operations.

                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
NET SALES

Net sales for the three months ended September 30, 2002 increased to $7,218,269 from $5,042,545 for the three months ended September 30, 2001, which is an increase of $2,175,724 and represents an increase of 43.15%. This increase is attributable primarily to the Company's acquisition of the Specialty Care Pharmacy Division of Prescripticare, L.L.C. in July 2001, and is also attributable to the Company establishing new relationships with clinics and centers as a result of such acquisition and the Company's increased sales and marketing efforts.

GROSS PROFIT

Gross profit was $799,463 and $674,068 for the three months ended September 30, 2002 and 2001, respectively, and represents 11.08% and 13.37% of net sales, respectively. The decrease in gross margin percentage reflects a change in the prescription therapy and payor mix, with the Company distributing more lower margin pharmaceuticals, prescription reimbursement pricing pressure, and additional costs were incurred because a prior drug wholesaler changed the business terms resulting in the Company establishing a relationship with a new drug wholesaler.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $1,266,926 and $1,080,799 for the three months ended September 30, 2002 and 2001, respectively, and represent 17.55% and 21.43% of net sales, respectively. The increase in selling, general and administrative expenses in absolute dollars is attributable to an increase in clinical, administrative, and sales personnel, required to support the Company's growth. The Company also incurred startup costs for a new pharmacy to be located in Miami, Florida. The decrease in selling, general and administrative expenses expressed, as a percentage of net sales is attributable to the increase in net sales.

OPERATING LOSS

Operating losses were $467,463 and $406,731 for the three months ended September 30, 2002 and 2001, respectively and represents 6.48% and 8.07% of net sales, respectively. The increase in operating loss is attributable to an increase in selling, general and administrative expenses, and startup costs for the new pharmacy, which is partially offset by the increase in net sales.

INTEREST EXPENSE

Interest expense was $26,594 and $47,330 for the three months ended September 30, 2002 and 2001, respectively. The Company repaid amounts outstanding under its revolving credit line during 2001 resulting in a decrease in interest expense in the three months ended September 30, 2002.

OTHER INCOME

Other income was $0 and $400,000 for the three months ended September 30, 2002 and 2001, respectively. The other income for the nine months ended September 30, 2001 consists of a one-time consulting fee paid to the Company for transition services rendered by the Company to a buyer of certain assets from the Company.

PROVISION FOR INCOME TAXES

The Company recorded a provision for income taxes of $2,376 and $1,636 for the three months ended September 30, 2002 and 2001, respectively. The provision for income taxes relates primarily to franchise tax payments.

NET LOSS

The Company recorded net losses of $496,433 and $55,697 for the three months ended September 30, 2002 and 2001, respectively. This increase in loss is attributable to an increase in selling, general, administrative, and startup costs for the new pharmacy. In 2002, the Company did not have any other income to offset the loss from operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company purchases the medications it needs to fill prescriptions from wholesalers who require that almost all purchases are made in cash. The Company is reimbursed by third party payors, on average, within 30 days after a prescription is filled and a claim is submitted in the appropriate format. Accordingly, the Company needs significant cash resources to operate. At September 30, 2002, the Company's cash balance was $525,968.

In addition, the Company has a revolving credit facility in the amount of $4.0 million available for short-term borrowings, with an expiration date of April 21, 2003. Borrowings under the facility bear interest at prime rate plus two percent and are collateralized by a perfected and primary security interest in all assets, accounts receivable, trademarks, and licenses of the Company. At September 30, 2002, borrowings under this facility were $207,581.


The Company secured a loan from a bank for $1,500,000 that bears interest at 4.75% per annum, with the full principal payable in March 2003. If the Company does not have sufficient available cash to repay the loan, it will need to extend the term of this loan for an additional year. In the past, the lender has been willing to extend the term, but there can be no assurance that the lender will continue to do so.

The Company is currently attempting to secure equity financing, and has deferred the related costs incurred of approximately $ 480,000. However, there can be no assurance that it will be able to secure any financing on terms acceptable to the Company.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management team, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of this report. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002.

CHANGES IN INTERNAL CONTROLS

During the quarter, there were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by the Company's management team, including the CEO and the CFO.

                             ALLION HEALTHCARE, INC.
                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


MORRIS AND DICKSON CO., LTD. V. ALLION HEALTHCARE INC. On October 18, 2002, Morris and Dickson, the Company's former drug wholesaler, filed suit against the Company and the Company's wholly owned subsidiaries, Mail Order Meds of New York, Inc. and Mail Order Meds, Inc., in the District Court for the Western District of Louisiana. Morris and Dickson alleged that the Company has failed to pay $2,053,661.18 (inclusive of interest at 18% per annum through September 25, 2002) for pharmaceutical products. Morris and Dickson is seeking such amount plus reasonable attorneys fees and court costs. The Company has accrued approximately $1,780,000 in costs. The Company will file its answer by December 4, 2002. The Company intends to defend itself vigorously in this action. At this time, the Company is unable to estimate the outcome.

ALLION HEALTHCARE, INC. V. NEW GERI CARE OF BROOKLYN, LLC. On July 18, 2002, the Company filed suit in the Supreme Court of Suffolk County against New Geri Care of Brooklyn because New Geri Care of Brooklyn failed to pay for inventory it acquired in connection with the purchase of certain assets from the Company in September 2001. The Company is seeking payment in full for such inventory, $220,000 plus interest and costs. On August 29, 2002, New Geri Care answered the Company's complaint and filed a counter claim against the Company alleging fraud in connection with the September 2001 transaction. The Company filed its answer on September 26, 2002. The Company believes that New Geri Care's claims are baseless and the Company intends to pursue this matter aggressively.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable

ITEM 5.  OTHER INFORMATION.

           Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a) The following exhibits are included herein:

           99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 0f the Sarbanes-Oxley Act of
                     2002)

           99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 0f the Sarbanes-Oxley Act of
                     2002)

(b)        Reports on Form 8-K:
           None.

                                   SIGNATURES

                     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALLION HEALTHCARE, INC.


Date: November 14, 2002           By: /S/   MICHAEL P. MORAN
                                      ----------------------------------

                                  Michael P. Moran
                                  Director, President,
                                  Chief Executive Officer, and Secretary


                                  By: /S/   BROUGHAN E. GOREY
                                  ----------------------------------

                                  Broughan E. Gorey
                                  Chief Financial Officer

                                 CERTIFICATIONS

I, Michael P. Moran, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Allion Healthcare, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002




/S/ MICHAEL P. MORAN
------------------------
MICHAEL P. MORAN
PRESIDENT AND CHIEF EXECUTIVE OFFICER

I, Broughan E. Gorey, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Allion Healthcare, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



/S/ BROUGHAN E. GOREY
-----------------------
BROUGHAN E. GOREY
CHIEF FINANCIAL OFFICER