Form 10-K
period 2002-12-31
ALLION HEALTHCARE INC
filed 2003-04-16
CIK 847935

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================

                                   FORM 10-KSB

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal
                           year ended DECEMBER 31,2002
                                       OR
        ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number:0-17821

                             ALLION HEALTHCARE, INC.
                 (Name of small business issuer in its charter)

              DELAWARE                              11-2962027
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)           Identification No.)


          33 WALT WHITMAN ROAD, SUITE 200A HUNTINGTON STATION, NY 11746
                    (Address of principal executive offices)


         Issuer's telephone number, including area code: (631) 547-6520

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES  X      NO
         ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB exists or any amendment to this Form 10-KSB. X
                              ---

Issuer's revenues for the year ended December 31, 2002 were $ 27,457,438.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer on April 15, 2003, based on assumed price of $5.00 per share of Common Stock (as there is no trading market for the Common Stock), was approximately $5,437,500.

                    ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                     YES  X      NO
                                                         ---        ---


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 15, 2003, the Issuer had outstanding 3,100,000 shares of Common
Stock.



                       DOCUMENTS INCORPORATED BY REFERENCE


Part III of this Annual Report on Form 10-KSB incorporated information by reference from the Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders, which Proxy Statement will be filed no later than 120 days after the end of the Registrant's fiscal year.


Transitional Small Business Disclosure Format (check one):

                                                     YES         NO  X
                                                         ---        --

                             ALLION HEALTHCARE INC.
        ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2002

                                      INDEX

 =================================================================================================================================
  FORWARD - LOOKING STATEMENTS                                                                                                   4
  PART I.
  -------
  ITEM 1.                DESCRIPTION OF BUSINESS                                                                                 4
  ITEM 2.                DESCRIPTION OF PROPERTY                                                                                 5
  ITEM 3.                LEGAL PROCEEDINGS                                                                                      23
  ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                    23

  PART II.
  ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                               24
  ITEM 6.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                              25
  ITEM 7.                FINANCIAL STATEMENTS                                                                                   28
  ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                                                                                                                                28

  PART III.
  ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                         THE EXCHANGE ACT                                                                                       28
  ITEM 10.               EXECUTIVE COMPENSATION                                                                                 29
  ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
                                                                                                                                29
  ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                         29
  ITEM 13.               EXHIBITS AND REPORTS ON FORM 8-K                                                                       29
  ITEM 14.               CONTROLS AND PROCEDURES                                                                                30

FORWARD-LOOKING STATEMENTS:

     This Annual Report on Form 10-KSB and certain information incorporated herein by reference contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical are forward looking statements. Words such as "expects," "anticipates," "plans," "believes," "seeks," "estimates," and other similar expressions or variations of such words are intended to identify these forward-looking statements.

     These forward-looking statements, which include statements about the Company's effort, its pharmacy acquisitions, its capital structure, its market size, share and demand, and management's expectations and objectives regarding future expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.

     All forward-looking statements included or incorporated by reference in this Annual Report on Form 10-KSB are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

     The forward-looking statements and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors, including, without limitation, changes in reimbursement rates, the Company's compliance with Medicare and Medicaid reimbursement regulations, its ability to successfully implement its marketing programs, its ability to successfully integrate acquisitions and other factors discussed under the heading "Risk Factors" and elsewhere in this Annual Report on Form 10-KSB. The reader should also consult the cautionary statements and risk factors listed from time to time in the reports the Company files with the Securities and Exchange Commission.

                                                                          PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Allion Healthcare, Inc., through its three wholly owned subsidiaries, MOMSPharmacy of New York, MOMSPharmacy of Texas, and MOMSPharmacy of Florida, fills specialty oral and injectable prescription medications and biopharmaceuticals. These prescriptions are filled at licensed pharmacies located in Long Island, New York, Austin, Texas and Miami, Florida, and the Company is licensed to dispense prescription medication in all 50 United States. The Company focuses on delivering the specialty pharmacy services primarily to HIV/AIDS patients.

         The Company's objective is to enhance its market position as a leading specialty pharmacy provider of HIV/AIDS services by focusing on its core strengths and further penetrating its targeted disease market. In addition, the Company may enter select new markets, which might include clinical trials of patient-specific biopharmaceuticals and product distribution of additional medication. The Company may also consider possible acquisitions of other specialty pharmacies to compliment existing product offerings and broaden the Company's geographic reach.

         The specialty pharmacy market is fragmented with many public and private companies focusing on different product or customer niches. Historically, HIV oral and injectable medications, were administered within a hospital or physician office setting. Since the 1990's, the frequency with which these treatments have been administered outside these settings has increased dramatically in response to cost containment efforts and the introduction of new and more effective medications. The Company believes that the shift from hospital-based or office-based drug administration, to home or self-administration has created a significant opportunity for the Company across the country.

         COMPANY HISTORY. On September 15, 1998, the Company, formally known as The Care Group, Inc., filed for protection under Chapter 11 of the Bankruptcy Code. Prior to September 15, 1998, The Care Group's principal business was to provide home health care, including therapy, to patients with HIV, AIDS, cancer, and other diseases requiring high technology intermittent therapies. During the period September 15, 1998 to February 1, 1999, the Care Group, Inc. focused on filling specialty oral and injectable prescription medications and biopharmaceuticals. On February 1, 1999, the United States Bankruptcy Court for the Western District of Texas entered an order confirming the Company's First Amended Plan of Reorganization pursuant to which certain creditors received newly issued shares of common stock and the Company received additional infusions of equity capital. Holders of capital stock that the Company issued prior to its bankruptcy filing did not receive any value when the Company emerged from bankruptcy. In accordance with generally accepted accounting principles, the Company was required to adopt "fresh start" reporting, which valued all assets and liabilities at their fair values as of the effective date of the reorganization.

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

Between 1999 through 2002, the New York and Texas offices focused on developing relationships with clinics to increase its customer base. The increased customer base resulted in steady growth of sales since it emerged from bankruptcy.

On July 27th, 2001, the Company purchased certain assets of Prescripticare, L.L.C. - Specialty Care Pharmacy Division ("SCPD"). The results of SCPD's operations have been included in the consolidated financial statements since that date. SCPD is a provider that fills individual patient specialty oral and injectable prescription medications as well as biopharmaceuticals. As a result of the acquisition, the Company intends to continue to expand the combined existing lines of business and develop new business by leveraging the products of SCPD. During the fourth quarter of 2002, the Company opened a new office in Miami, Florida, in order to better develop relationships with clinics in the area.

CURRENT BUSINESS OPERATIONS

         COMPANY PHARMACIES. Currently, the Company owns and operates three pharmacies in New York, Texas and Florida. The Company accepts only prescriptions that it can verify as being written by licensed healthcare providers. The Company does not prescribe medications or give medical advice.

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

         MARKETING AND PROMOTION. The Company's sales personnel are responsible for promoting the capabilities and services of the Company to potential customers and potential referral sources. The Company made a significant investment in sales expense as it hired a manager of new business development, a vice president of national sales and two sales managers during the third quarter of 2002, resulting in a significant increase in its sales expenses. They are all based in New York and will help to develop business in both the New York and Texas markets, as well as explore opportunities in additional markets, such as Miami, Florida.

         CUSTOMERS. The Company provides medications to approximately 2,800 individual patients, who choose the Company as their pharmacy provider, and no single customer accounts for more than a negligible amount of revenue.

         PAYMENT AND REIMBURSEMENT. Customers may pay for their prescriptions either by credit card or check or by private insurance information that shows they are covered by a managed care organization, insurance plan or pharmacy benefit manager with whom the Company has a contract. The significant majority of the Company's customers, however, rely on governmental programs, such as Medicaid, Medicare and the AIDS Drug Assistance Program, to pay for their medications.

         The primary trend in the United States health care industry is toward cost containment. The increasing prevalence of managed care, centralized purchasing decisions, consolidation among and integration of health care providers, and competition for patients has affected, and continues to affect, pricing purchasing, and usage patterns in health care. Decisions regarding the use of a particular drug treatment are increasingly influenced by large private payors, including managed care organizations, pharmacy benefit managers, group purchasing organizations, regional integrated delivery systems, and similar organizations, and are based increasingly on economic considerations including product cost and whether a product reduces the cost of treatment. Efforts by payors to eliminate, contain or reduce costs through coverage exclusions, lower reimbursement rates, greater claims scrutiny, closed provider panels, restrictions on required formularies, claim delays or denials and other similar measures could have a material adverse effect on the Company's business, financial condition and results of operations.

         Some payors set lifetime limits on the amount reimbursable to patients for medical costs. Some of the Company's patients may reach these limits because of the high cost of their medical treatment and associated pharmaceutical regimens. Some payors may attempt to further control costs by selecting some firms to be their exclusive providers of pharmaceutical or other medical product benefits. If any of such arrangements were with the Company's competitors, the Company would lose its customers.

         As noted above, the Company derives a significant portion of its revenue from governmental programs. Such programs are highly regulated and subject to frequent and substantial changes and cost containment measures. In recent years, changes in these programs have limited and reduced reimbursement to providers, and also replaced and relaxed the federal Medicaid payment standard, thereby increasing state discretion over administration of Medicaid programs.

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

         Recently, several proposals have been made in Congress to enlarge prescription drug coverage. The U.S. Congress has been studying the accuracy of average wholesale drug prices as an appropriate benchmark for setting rates of reimbursement. Additionally, a number of States are considering legislation designed to reduce their Medicaid expenditures and provide universal coverage and additional care for some populations, including proposals to impose additional taxes on providers to help finance or expand such programs. Some States may require the Company to maintain a licensed pharmacy in their state in order to qualify for reimbursement under state-administered reimbursement plans. Any of these changes could result in significant reductions in payment levels for drugs handled and services provided by the Company, which would have a material adverse effect on the Company's business, financial conditions and results of operations.

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

         During the years ended December 31, 2002 and 2001, the Company purchased approximately $22,459,000, and $12,877,000, respectively from two major suppliers.

         COMPETITION. The specialty pharmacy industry is highly competitive and is undergoing consolidation, but fragmented with many large and small, public and private companies focusing on different product or customer niches. Some of the Company's competitors include:

o specialty pharmacy distributors such as Caremark Therapuetic Services, Priority Healthcare Corporation, Accredo Health, Inc. and Chronimed, Inc.;

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

         Some of the Company's competitors have greater financial, technical, marketing and managerial resources than the Company has.

         While competition is often based primarily on price and quality of service, it can also be affected by the ability to develop and maintain relationships with patients and referral sources, depth of product line, technical support systems, specific patient requirements and reputation. There can be no assurance that competitive pressures will not have a material adverse affect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

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

     HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT. HIPAA created new health care crimes, and granted authority to the Secretary of Department of Health and Human Services (DHHS) to impose certain civil penalties. Particularly, the Secretary may now exclude from Medicare any individual with a direct or indirect ownership interest in an entity convicted of health care fraud or excluded from the program. HIPAA encourages the reporting of health care fraud by allowing reporting individuals to share in any recovery made by the government. HIPAA also requires new programs to control fraud and abuse, and new investigations, audits and inspections.

         New crimes under HIPAA include:

o knowingly and willfully committing a federal health care offense related to a health care benefit program; and

o knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false or fraudulent statements in connection with claims and payment for health care services by a health care benefit plan.

         HIPAA criminalized situations that previously were handled civilly through repayments of overpayments, offsets and fines. The Company believes that its business arrangements and practices comply with HIPAA. However, a violation could subject the Company to penalties, fines, or possible exclusion from Medicare or Medicaid. Such sanctions could reduce the Company's revenues or profits.

         The HIPAA privacy regulations require that the Company make substantial changes to its policies, procedures, forms, and information practices. The Company believes that implementation of this law will result in additional costs.

         OIG FRAUD ALERTS AND ADVISORY OPINIONS. The Office of Inspector General
(OIG) of DHHS periodically issues Fraud Alerts and Advisory Opinions identifying practices it believes may violate federal fraud and abuse laws. The Company tries to structure its business arrangements to comply with federal fraud and abuse laws. However, if the Company is found to have violated any of these laws, the Company could suffer penalties, fines or possible exclusion from the Medicare, Medicaid or other governmental programs, which could adversely affect the Company's results of operations.

         STATE CONSUMER PROTECTION LAWS. A number of states are involved in enforcement actions involving pharmaceutical marketing programs, including programs offering incentives for pharmacists to dispense one product rather than another. State consumer protection laws generally prohibit false advertising, deceptive trade practices and the like. A number of the states have requested that the Food and Drug Administration (FDA) exercise greater regulatory oversight in the area of pharmaceutical promotion activities by pharmacists. It is not possible to determine whether the FDA will act in this regard or what effect, if any, FDA involvement would have on the Company's operations.

         THE STARK LAW. Federal law prohibits physicians from making a referral for certain health items or services if they, or their family members, have a financial relationship with the entity receiving the referral. No bill may be submitted in connection with a prohibited referral. Violations are punishable by civil monetary penalties upon both the person making the referral and the provider rendering the service. Such persons or entities are also subject to exclusion from Medicare and Medicaid. The Stark Law applies to the Company's products and services, and the Company tries to structure its relationships to comply with the law. However, if the Company's practices are found to violate the Stark Law, the Company may be subject to sanctions or be required to alter or discontinue some of its practices. This could reduce the Company's revenues or profits.

         BENEFICIARY INDUCEMENT. HIPAA penalizes the offering of remuneration or other inducements to beneficiaries of federal health care programs to influence the beneficiaries' decision to seek specific governmentally reimbursable items or services, or to choose a particular provider. HIPAA excludes items provided to promote the delivery of preventive care. The statutory exception would apply where "such care is provided or directly supervised by the medical provider that has provided the incentive."

         The OIG issued final regulations concerning inducements to beneficiaries. Under the new regulations, permissible incentives are those given in connection with preventive care, including pre and post natal care, and services described in the U.S. Preventive Service Task Force's Guide to Preventive Care. OIG also believes that items of nominal value given to beneficiaries are permissible even if not related to preventive care. However, permissible incentives would not include cash or cash equivalents. The Company from time to time provides some items at no charge to its patients in connection with their drug therapies, not all of which are included on the list of items specifically stated not to violate the new regulations. The Company nevertheless believes that those items are allowed by the underlying statute. A determination that the Company violated the regulations or the statute, however, could result in sanctions that reduce its revenue or profits.

         THE FALSE CLAIMS ACT. The Company is also subject to federal and state laws prohibiting individuals or entities from knowingly and willfully making claims for payment to Medicare, Medicaid, or other third party payors that contain false or fraudulent information. These laws provide for both criminal and civil penalties. Health care providers who submit claims which they knew or should have known were false, fraudulent, or for items or services that were not provided as claimed, may be excluded from Medicare and Medicaid participation, required to repay previously collected amounts, and subject to substantial civil monetary penalties.

         GOVERNMENT INVESTIGATIONS. The government increasingly examines arrangements between health care providers and potential referral sources to ensure that they are not designed to exchange remuneration for patient care referrals. Investigators are increasingly willing to look behind formalities of business transactions to determine the underlying purpose of payments. Enforcement actions have increased and are highly publicized. To the Company's knowledge, the Company is not currently the subject of any investigation. Any future investigation may cause publicity that would cause potential customers to avoid the Company, reducing potential revenues and profits.

         In addition to investigations and enforcement actions initiated by governmental agencies, the Company could be the subject of an action brought under the False Claims Act by a private individual on behalf of the government. Actions under the False Claims Act, commonly know as "whistleblower" lawsuits are generally filed under seal to allow the government adequate time to investigate and determine whether it will intervene in the action, and defendant health care providers are often without knowledge of such actions until the government has completed its investigation and the seal is lifted.

         CONFIDENTIALITY. Federal and state laws protect confidentiality of medical records and information. The Company maintains medical records for each patient to whom it dispenses drugs. The Company is thus subject to some of these medical record and patient confidentiality laws. In addition, the Company expects to become subject to DHHS rules recently proposed to ensure integrity and confidentiality of patient data. These rules, if adopted, would require mandatory security standards for entities, which maintain or transmit health information electronically. Compliance with new standards to safeguard electronic medical records could be expensive, harming the Company's results of operations. The HIPAA statute imposes criminal penalties on wrongful disclosure of private medical information. While the Company attempts to comply with all confidentiality requirements, a violation of any confidentiality law could subject it to sanctions that could reduce revenues or profits.

         HEALTHCARE REFORM. Each state operates a Medicaid program funded in part by the Federal government. The states may customize their programs within federal limitations. Each state program has its own payment formula and recipient eligibility criteria. In recent years, changes in Medicare and Medicaid programs have resulted in limitations on, and reduced levels of, payment and reimbursement for a substantial portion of health care goods and services. For example, the federal Balanced Budget Act of 1997 (even after the restoration of some funding in 1999) will continue to cause significant reductions in spending levels for the Medicare and Medicaid programs. A more recent example is the action of a number of state Medicaid agencies to reduce their reimbursement rates in response to the new average wholesale prices (AWP) published by First DataBank. Medicare has announced that it plans to also adopt new AWP pricing.

         Laws governing Medicare, Medicaid, CHAMPUS and other governmental programs may change, and various administrative rulings, interpretations and determinations make compliance difficult. Any changes may materially increase or decrease program payments or the cost of providing services. Final determinations of government program reimbursement often require years, because of audits, providers' right of appeal and numerous technical requirements. The Company believes it makes adequate provisions for adjustments. However, future reductions in reimbursement could reduce the Company's revenues and profits.

         The U.S. health care industry continues to undergo significant change. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methods and that public debate of these issues will likely continue in the future. The Company cannot predict which, if any, reform proposals will be adopted. Future changes in the nature of the health system could reduce revenues and profits.


LICENSING AND REGISTRATION

         State laws require that the Company be required to be licensed as an in-state pharmacy in New York, Texas and Florida. The Company currently ships prescription drugs to many other states that require it to be licensed as an out of state pharmacy. The Company believes that it substantially complies with all state licensing laws applicable to its business.

         Laws enforced by the federal Drug Enforcement Agency, as well as some similar state agencies; require the Company's pharmacy locations to individually register in order to handle controlled substances, including prescription drugs. A separate registration is required at each principle place of business where the applicant manufactures, distributes, or dispenses controlled substances. Federal and state laws require that the Company follow specific labeling and record-keeping requirements for controlled substances. The Company maintains federal and state controlled substance registrations for each of its facilities that require it, and follow procedures intended to comply with all such record-keeping requirements.

         PHARMACISTS. The Company's pharmacists must obtain state licenses to dispense drugs. Pharmacists are licensed in those states where their activity requires it. Pharmacists must also comply with professional practice rules. The Company monitors its pharmacists' practices for compliance with such state laws and rules. The Company does not believe that the activities undertaken by the pharmacists violate rules governing the practice of pharmacy or medicine.

         PHARMACY COUNSELING. Federal law requires that states offering Medicaid prescription drug benefits implement a drug use review program. The program requires "before and after" drug use reviews, the use of predetermined standards, and patient education. Its purpose is to improve the quality of care by ensuring drug prescriptions are medically necessary, and not likely to cause adverse effects. Participating states must develop standards for pharmacy counseling. These standards apply as well to non-resident pharmacies like the Company. The Company believes its pharmacists monitor these requirements, and provides necessary counseling.

         FEDERAL MAIL ORDER.  Federal law imposes standards for:

o the labeling, packaging and repackaging, advertising and adulteration of prescription drugs; and
o    the dispensing of controlled substances and prescription drugs.

The Federal Trade Commission and the United States Postal Service regulate mail order drug sellers. The law requires truth in advertising, a reasonable supply of drugs to fill orders, and a right to a refund if an order cannot be filled within thirty days. The Company believes that it substantially complies with all of these requirements.

         PRESCRIPTION DRUG MARKETING ACT. This federal law exempts many drug and medical devices from federal labeling and packaging requirements, as long as they are not adulterated or misbranded and were prescribed by a physician. The law also prohibits the sale, purchase or trade of drug samples that are not intended for sale or intended to promote the sale of the drug. Records must be kept of drug sample distribution, and proper storage and maintenance methods used. To the extent that this law applies to the Company, the Company believes that it complies with the documentation, record keeping and storage requirements.

         LIABILITY INSURANCES. Providing health care services and products entails an inherent risk of liability. In recent years, participants in the health care industry have become subject to an increasing number of lawsuits, many of which involve large claims and significant defense costs. The Company may from time to time be subject to such suits as a result of the nature of its business. The Company maintains general liability insurance, including professional and product liability, in an amount deemed adequate by its management. There can be no assurance, however, that claims in excess of, or beyond the scope of, its insurance coverage will not arise. In addition, the Company's insurance policies must be renewed annually. Although, the Company has not experienced difficulty in obtaining insurance coverage in the past, there can be no assurance that it will be able to do so in the future on acceptable terms or at all.

         EMPLOYEES. As of December 31, 2002, the Company had 42 full-time employees. None of its employees are represented by a labor union. The Company has not experienced any work stoppages and considers its employee relations to be good.


                                  RISK FACTORS

THE RISKS AND UNCERTANTIES DESCRIBED BELOW ARE NOT THE ONLY RISKS AND UNCERTANTIES THAT COULD DEVELOP. OTHER RISKS AND UNCERTANTIES THAT THE COMPANY HAS NOT PREDICTED OR EVALUATED COULD ALSO AFFECT THE COMPANY. IF ANY OF THE FOLLOWING RISKS OCCUR, THE COMPANY'S EARNINGS, FINANCIAL CONDITION OR BUSINESS COULD BE MATERIALLY HARMED. THE COMPANY'S BUSINESS WOULD BE HARMED IF DEMAND FOR ITS PRODUCTS AND SERVICES IS REDUCED.

THE COMPANY HAS A HISTORY OF LOSSES AND IT MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

The Company has generated operating losses of approximately $1.0 million for the year ended December 31, 2002, $1.1 million for the year ended December 31, 2001 and $0.8 million for the year ended December 31, 2000. The Company's operations to date have been funded in part by private placements of its common and preferred stock and the sale of certain operations. The Company may never achieve or maintain profitability.


THE COMPANY HAS A LIMITED OPERATING HISTORY AND IT MAY BE UNABLE TO EXECUTE ITS BUSINESS PLAN EFFECTIVELY.

The Company emerged from bankruptcy on February 1, 1999. After it emerged from bankruptcy the Company discontinued its home health care business in order to focus on its specialty pharmacy business. The Company's operating history and financial data only date back to that date. Accordingly, the Company has a limited operating history and may not be able to successfully implement its business plan. You must consider the likelihood of the Company's success in light of the problems, delays and expenses frequently encountered in connection with the development of a new business or a business that has recently emerged from bankruptcy.

THE COMPANY WILL NEED SUBSTANTIAL ADDITIONAL CAPITAL RESOURCES, WHICH COULD PREVENT IT FROM FULLY PURSUING ITS GROWTH STRATEGY.

In order to implement the Company's growth strategy, it will need substantial capital resources and will incur, from time to time, additional short-and long-term indebtedness, the terms of which depend on market and other conditions. The Company cannot be certain that existing or additional financing will be available to it on acceptable terms, if at all, especially in light of the Company's bankruptcy in 1999. As a result, the Company could be unable to fully pursue its growth strategy. Further, additional financing may involve the issuance of equity securities that would reduce the percentage ownership of the Company to then current stockholders.

A CHANGE IN THE COMPANY'S RELATIONSHIP WITH BRISTOL-MYERS SQUIBB COULD CAUSE ITS BUSINESS TO SUFFER.

The Company has entered into a cross promotion agreement with Bristol-Myers Squibb. The Company's relationship with Bristol-Myers Squibb provides it with national sales support from Bristol-Myers Squibb's 190-member virology sales team that focuses primarily on HIV/AIDS and will promote the Company's specialty pharmacy services, including its MOMSPak packaging system, in connection with the promotion of Bristol-Myers Squibb's once-daily based HIV regimens and other HIV regimens. The Company's recent growth and projections for its future growth is largely attributable to its agreement with Bristol-Myers Squibb, which can be terminated by the Company or Bristol-Myers Squibb on 30 days' notice. Changes in any aspect of the Company's relationship with Bristol-Myers Squibb or the termination of this relationship could cause the Company's revenues to decrease and harm its business.

THE COMPANY DISTINGUISHES ITS SERVICES FROM ITS COMPETITORS, IN PART, BY PROMOTING THE COMPANY'S MOMSPAK PACKAGING SYSTEM, BUT PATIENTS AND HEALTH CARE PROVIDERS MAY NOT ACCEPT IT, IT MAY NOT BE PERMITTED UNDER CERTAIN STATE LAWS OR ITS COMPETITORS MAY OFFER SIMILAR OR SUPERIOR PACKAGING.

In February 2002, the Company started to offer its customized packaging, known as the MOMSPak packaging system, to a limited number of its HIV/AIDS patients. The promotion of the Company's MOMSPak packaging system is a key element in its marketing program that the Company believes distinguishes it from its competition and has facilitated its access to many clinics that focus on serving HIV/AIDS patients. There can be no assurance that the medical community and patients will accept the Company's MOMSPak packaging system or that various state statutes and regulations governing the practice of pharmacy will permit its MOMSPak packaging system. Moreover, if the Company's MOMSPak packaging system is accepted, its competitors may offer similar or superior packaging.

THE COMPANY'S GROSS PROFIT MARGINS ARE DETERMINED BY REIMBURSEMENT RATES AND SUPPLIER PRICES, AND DECREASES IN THE REIMBURSEMENT THE COMPANY RECEIVES FOR ITS PRODUCTS OR INCREASES IN ITS EXPENSES COULD HAVE A MEANINGFUL IMPACT ON ITS ABILITY TO ACHIEVE PROFITABILITY.

The Company's gross profit margins are determined by reimbursement rates from third-party payors and supplier prices. A reduction in the reimbursement the Company receives for its products or an increase in its expenses could have a meaningful impact on the Company's ability to achieve profitability. The prices the Company receives for its products depend primarily on the reimbursement rates paid by its payors due to the fact that approximately 99% of the Company's sales are subject to reimbursement by third party payors. The prices the Company pays for its products are dictated by the manufacturers and wholesalers of the products. The Company generally has very limited, if any, ability to negotiate the reimbursement rates it receives or the prices it pays and payment terms for its products. A relatively small percentage reduction in the reimbursement rates of the Company's payors or increase in the cost of its products would translate into much larger reductions in the Company's gross profits.

THE COMPANY'S ABILITY TO GROW COULD BE LIMITED, IF IT DOES NOT EXPAND THE COMPANY'S EXISTING BASE OF CLINICS IT SERVES OR IF IT LOSES PATIENTS.

Developing and maintaining relationships with clinics that focus on serving HIV/AIDS patients and health care providers affiliated with these clinics is an important part of the Company's growth strategy. The Company believes that developing and maintaining these relationships will allow it to rapidly expand the number of patients the Company serves. If the Company is unable to effectively market its services to these clinics and health care providers, or if its existing relationships with clinics are terminated, the Company's ability to grow will be harmed. If the Company is successful in marketing its services the Company may not be able to manage the rapid expansion of its business. For example, the Company may not be able to successfully hire, train and manage additional sales marketing, customer support, pharmacy and delivery personnel quickly enough to support its growth. Alternatively, the Company's systems, procedures and controls may not be adequate to support the Company's operations growth. The Company's inability to develop and manage new relationships with additional clinics or the termination of existing relationships with clinics could dramatically reduce its revenues and its ability to achieve profitability.

THE COMPANY HAS NOT BEEN ABLE TO NEGOTIATE CREDIT TERMS FOR ITS INVENTORY WITH ITS SUPPLIERS, THE COMPANY MAY HAVE TO RELY DISPROPORTIONATELY ON OTHER FINANCING TO INCREASE ITS VOLUME.

The Company's business plan assumes that it will be able to increase its volume substantially. The Company's ability to grow has been limited in part by its inability to negotiate favorable credit terms from its suppliers. The Company may become limited in its ability to continue to increase its volume if the Company remains unable to obtain credit terms from its suppliers or obtain financing from third party lenders to support the Company's inventory needs in the future.

IF DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES IS REDUCED, ITS BUSINESS AND ABILITY TO GROW WOULD BE HARMED.

Reduced demand for the Company's products and services could be caused by a number of circumstances, including:

o    patient shifts to treatment regimens other than those the Company offers;

o new treatments or methods of delivery of existing medications that do not require the Company's specialty products and services;

o    recalls of certain medications;

o    adverse reactions caused by medications the Company sells;

o    the expiration or challenge of a drug patent;

o competing treatment from a new medication or a new use of an existing medication; or

o    the cure or a vaccine related to a chronic illness the Company services.

THE COMPANY SECURED LOAN AGREEMENT SIGNIFICANTLY RESTRICTS ITS ABILITY TO UNDERTAKE CERTAIN BUSINESS ACTIVITIES THAT THE COMPANY'S MANAGEMENT MAY BELIEVE ARE IMPORTANT FOR ITS SUCCESS.

The Company is party to a loan agreement with GE Capital Healthcare Financial Services, dated April 21, 1999, that is secured by substantially all of its assets. This agreement contains restrictive covenants that limit and, in some cases, prohibits the Company from undertaking certain business activities without its lender's prior consent. For example, except for limited exceptions, waivers and conditions, the Company is not permitted to take any of the following actions without the prior consent of its lender:

o incur or permit to exist any mortgage, pledge, assignment, security interest or other encumbrance of any nature;

o incur, create, assume, permit to exist or become liable with respect to any indebtedness for borrowed money;

o    guarantee any indebtedness or obligations of any person;

o sell, lease or otherwise dispose of any assets in excess of $100,000 in any calendar year;

o merge or consolidate with or acquire all or substantially all of the assets or any capital stock of any other entity;

o    make any loans or advances; or

o    enter into any sale and leaseback transaction.

As of December 31, 2002, the Company was in non-compliance of certain of these covenants. Subsequent to year-end, the Company obtained a waiver from the bank for this non-compliance.

THERE IS SUBSTANTIAL COMPETITION IN THE COMPANY'S INDUSTRY, AND IT MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

The specialty pharmacy industry is highly competitive and is continuing to become more competitive. All of the medications, supplies and services that the Company provides are also available from its competitors. The Company's current and potential competitors may include:

o    other specialty pharmacy distributors;

o    specialty pharmacy divisions of wholesale drug distributors;

o    pharmacy benefit management companies;

o    hospital-based pharmacies;

o    other retail pharmacies; and

o    other alternate site health care providers.

Many of the Company's competitors have substantially greater resources and more established operations and infrastructure than the Company has. A significant factor in effective competition will be the Company's ability to maintain and expand relationships with third-party payors who can effectively determine the pharmacy source for their enrollees.

THE COMPANY RELIES ON A FEW KEY EMPLOYEES WHOSE ABSENCE OR LOSS COULD ADVERSELY AFFECT ITS BUSINESS.

Many key responsibilities within the Company's business have been assigned to a small number of employees. The loss of their services could adversely affect the Company's business. In particular, the loss of the services of Michael P. Moran, the Company's President, Chief Executive Officer, Secretary and a member of the Company's board of directors, or Broughan E. Gorey, its Chief Financial Officer, or Mikelynn Salthouse, its Vice President, HIV Sales, could disrupt the Company's operations. The Company does not maintain "key person" life insurance policies on any of its employees. As a result, the Company is not insured against any losses resulting from the death of its key employees.

A PROLONGED MALFUNCTION OF THE COMPANY'S MOMSPAK AUTOMATED PACKAGING SYSTEM COULD HURT THE COMPANY'S RELATIONS WITH THE PATIENTS IT SERVES AND THE COMPANY'S ABILITY TO GROW.

A majority of the prescriptions for the patients the Company serves require taking multiple combinations of medications many times a day. The Company relies on its MOMSPak packaging system to fill approximately 30% of the prescriptions that its receives and expect this percentage to increase substantially in the future. Many of the patients the Company serves prefer receiving their medication in the Company's MOMSPak. In addition, both Bristol-Myers Squibb and other health care providers have expressed interest in this packaging system and they believe the Company's MOMSPak packaging system increases the likelihood of patient adherence to their medication protocols. The Company currently owns only two MOMSPak machines. If one or both of these machines fail to function properly for a prolonged period, the Company will have to fill prescriptions using the other machine, if possible, by hand using pill boxes or by otherwise sorting the various drug combinations into individual doses. One machine would likely not be able to take over all the prescriptions of the other and hand sorting is more time consuming and costly. Delays or failure to package medications by the Company's MOMSPak packaging system caused by such a failure could result in its loss of a substantial portion of its MOMSPak patients.

A DISRUPTION IN THE COMPANY'S TELEPHONE SYSTEM OR ITS COMPUTER SYSTEM COULD HARM THE COMPANY'S BUSINESS.

The Company receives and takes prescription orders primarily over the phone and by facsimile. The Company uses its computer system to confirm payor information, medication interactions and patient medication history as well as to facilitate filling and labeling prescriptions for delivery and billing. The Company's success depends, in part, upon its telephone sales and direct marketing efforts and its ability to promptly fill and deliver complex prescription orders. Any continuing disruption in the Company's telephone, facsimile or computer systems could adversely affect its ability to receive and process prescription orders and make deliveries on a timely basis. This could adversely affect the Company's relations with the patients it serves and potentially result in a partial reduction in orders from or a complete loss of these patients.

THE COMPANY RELIES ON THIRD-PARTY SHIPPING SERVICES TO DELIVER ITS PRODUCTS TO THE PATIENTS IT SERVES. PRICE INCREASES OR SERVICE INTERRUPTIONS IN THE COMPANY'S SHIPPING SERVICES COULD ADVERSELY AFFECT ITS RESULTS OF OPERATIONS AND ITS ABILITY TO MAKE DELIVERIES ON A TIMELY BASIS.

Shipping is essential to the Company's operations and represents a significant expense that it cannot pass on to its customer. The Company ships approximately 35% of its orders by mail or by overnight courier. As a result, any significant increase in shipping rates could have an adverse effect on its results of operations. Similarly, strikes or other service interruptions by these shipping services would adversely affect the Company's ability to deliver its products on a timely basis.

THE COMPANY'S SUCCESS IN IDENTIFYING AND INTEGRATING ACQUISITIONS MAY IMPACT ITS BUSINESS.

The Company may make acquisitions to grow its patient base, which involves risks. For example:

o the Company may be unable to locate specialty pharmacies available for purchase at acceptable prices;

o the Company may not be able to successfully integrate acquired specialty pharmacies into its operations, or acquired specialty pharmacies could be disruptive to its current operations

o    diversion of the Company's management's attention from existing operations;

o dilutive issuances of equity securities that may negatively impact the market price of the Company's stock;

o    increased debt;

o increased amortization expense related to intangible assets that would decrease the Company's earnings; and

o the specialty pharmacies the Company acquires may bring with them contingent liabilities such as liability for failure of the pre-acquisition operations to comply with health care or reimbursement laws.

           ADDITIONAL RISKS RELATED TO THE SPECIALTY PHARMACY INDUSTRY

CHANGES IN REIMBURSEMENT BY THIRD PARTY PAYORS COULD HARM THE COMPANY'S
BUSINESS.

The Company's profitability depends on payment from governmental and non-governmental payors, and it could be harmed by cost containment trends in the health care industry or by financial difficulties suffered by non-governmental payors. Cost containment measures affect pricing, purchasing and usage patterns in health care. Payors also influence decisions regarding the use of a particular medication treatment and focus on product cost in light of how the product may impact the overall cost of treatment.

The Company is primarily dependent on reimbursement from governmental payors, such as the state AIDS Drug Assistance Program (ADAP) and Medicaid programs. Changes in these programs or the amounts paid, or coverage limitations established, by these programs for the medications the Company sells may reduce its earnings. For example, these programs could revise their pricing methodology for medications it sells, or decide not to cover certain medications or cover only a certain number of units prescribed within a specified time period. The Company is likely to experience some form of revised drug pricing as ADAP and Medicaid HIV/AIDS medication expenditures have garnered significant attention from governmental agencies during the past few years. For example, as recently as July 2001 and September 2000, the Office of the Inspector General of the United States Department of Health and Human Services (OIG) issued the latest in a number of reports evaluating ADAP cost containment strategies and Medicaid HIV/AIDS medication expenditures. As a result of the OIG's findings that Medicaid and ADAP pay more for antiretroviral medications than other Federal purchasers, the OIG has recommended that Center for Medicare and Medicaid Services ("CMS") and the Health Resources and Services Administration revisit the rules governing Medicaid and ADAP payment and rebates for antiretrovirals.

The Company estimates that approximately 84% of its gross patient revenues for the fiscal year ended December 31, 2002 consisted of reimbursement from Federal and state programs. Any reductions in amounts reimbursable by government programs for its services or changes in regulations governing such reimbursements could harm the Company's business, financial condition and results of operations. The Company's disqualification from participating in the state Medicaid programs of Texas, New York, New Jersey, and/or Florida would dramatically reduce the Company's revenues and its ability to achieve profitability.

The Company is dependent on reimbursement from non-governmental payors. Many payors seek to limit the number of providers that supply drugs to their enrollees. From time to time, payors with whom the Company has relationships require that it and its competitors bid to keep their business, and there can be no assurance that the Company will be retained or that its margins will not be adversely affected when that happens. The loss of a payor relationship could result in the loss of a significant number of patients and have a material adverse effect on the Company's business, financial condition and results of operations.

IF THE COMPANY IS FOUND TO BE IN VIOLATION OF MEDICARE AND MEDICAID REIMBURSEMENT REGULATIONS, IT COULD BECOME SUBJECT TO RETROACTIVE ADJUSTMENTS AND RECOUPMENTS.

The Company, as a Medicare and Medicaid provider, is subject to retroactive adjustments due to prior year audits, reviews and investigations, government fraud and abuse initiatives and other similar actions. Federal regulations also provide for withholding payments to recoup amounts payable under the programs. While the Company believes it is in material compliance with applicable Medicare and Medicaid reimbursement regulations, there can be no assurance that the Company, pursuant to such audits, reviews and investigations, among other things, will be found to be in compliance in all respects with such reimbursement regulations. A determination that the Company is in violation of any such reimbursement regulations could result in retroactive adjustments and recoupments and have a material adverse effect on the Company. As a Medicaid provider, the Company is also subject to routine, unscheduled audits. The extrapolative methodology, which applies to all applicable Medicaid revenues an adjustment factor derived from a statistical sampling, used in such audits may have an adverse impact on the Company's results of operations. Although the audits to date have not resulted in any material adjustments, such audits were based on significantly lesser Medicaid revenues. There can be no assurance at this time as to the impact on the Company of future Medicaid rate changes or audits.

RECENT INVESTIGATIONS INTO REPORTING OF AVERAGE WHOLESALE PRICES COULD REDUCE THE COMPANY'S PRICING AND MARGINS.

Many government payors, including the state ADAP and Medicaid programs, which comprise most of the Company's business, pay it directly or indirectly at average wholesale price (AWP) for the medications the Company handles, or at a percentage of AWP. Private payors with whom the Company may contract also sell medications at AWP or at a percentage of AWP. The Company is aware of several whistleblower lawsuits against, and settlements entered into by, various drug manufacturers relating to the alleged reporting of artificially inflated AWPs to independent price reporting services. Various Federal and state governmental agencies, including the Department of Justice, the OIG and the National Association of Medicaid Fraud Control Units, have conducted investigations into whether the reported AWP of many medications is an appropriate or accurate measure of their market price. Based on figures that fraud investigators determined to be closer to what medical providers actually pay, in May 2000, one of the independent price reporting services began reporting revised AWPs for approximately 400 national drug codes (comprising 48 medications). Most state Medicaid programs have incorporated these revised prices into their medication payment methodology in some manner.

Although none of these 48 medications are HIV/AIDS antiretrovirals, Federal and state governmental attention continues to focus on the validity of using AWP and the resulting Medicaid medication payments (including payments for HIV/AIDS antiretrovirals). As recently as March 14, 2002 the United States House Subcommittee on Health, Committee on Finance held hearings to examine how Medicare reimburses providers for the cost of medications and the OIG released the latest of its many reports relating to Medicaid pharmacy reimbursement. In its March 7, 2002 comments to the earlier draft of the OIG report, the Centers for Medicare & Medicaid Services (CMS) stated that it would continue to encourage the states to reevaluate their respective reimbursement methodology for medications.

The Company cannot predict the eventual results of these government investigations and reporting activities. If reduced AWPs or some other methodology is ultimately adopted as the standard by which the Company is paid by government payors or private payors, its financial condition and results of operation would be harmed by reduced pricing and margins on certain of its products.

THE COMPANY'S BUSINESS COULD BE HARMED IF PAYORS DELAY THEIR PAYMENTS TO IT.

The timing of payments and the Company's ability to collect from payors also affects its revenues and profitability. If the Company is unable to collect from payors or if payors fail to pay the Company in a timely manner, its business and financial condition could be harmed.

THE COMPANY'S INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND NONCOMPLIANCE BY IT OR ITS SUPPLIERS COULD HARM THE COMPANY'S BUSINESS.

The marketing, sale and purchase of medications are extensively regulated by Federal and state governments. If the Company fails or is accused of failing to comply with laws and regulations, its business, financial condition and results of operations could be harmed. The Company's business could also be harmed if the entities with which the Company contracts or has business relationships, such as pharmaceutical manufacturers or distributors or physicians or AIDS clinics, is accused of violating laws or regulations. The applicable regulatory framework is complex and evolving, and the laws are very broad in scope. There are significant uncertainties involving the application of many of these legal requirements to the Company's business. Many of the laws remain open to interpretation, and have not been addressed by substantive court decisions that clarify their meaning. The Company is unable to predict what additional Federal or state legislation or regulatory initiatives may be enacted in the future relating to its business or the health care industry in general, or what effect any such legislation or regulation might have on it. The Company cannot provide any assurance that Federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could increase its cost of compliance with such laws or reduce its ability to become profitable. The health care laws and regulations that especially apply to its activities include the following:

o The Federal "Anti-Kickback Law" prohibits offer, solicitation, payment or receipt of anything of value in return for the referral of patients covered by Federally funded health care programs, including Medicare, Medicaid, ADAP and CHAMPUS, or for the arrangement or recommendation of the purchase of any item, facility or service covered by those programs. Several states also have similar laws proscribing kickbacks that are not limited to services for which Medicare and Medicaid payment may be made.

o The Department of Health and Human Services has promulgated regulations implementing what are commonly referred to as the Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) concerning the maintenance, transmission, privacy and security of electronic health information, particularly individually identifiable information. Each state may also have similar statutes and regulations governing the maintenance, transmission, privacy and security of electronic health information, including individually identifiable information. In addition, if the Company chooses to distribute medications through new distribution channels such as the Internet, the Company will have to comply with government regulations which exist now and which may be promulgated in the future that apply to those distribution channels, which could cause it to incur additional, and possibly costly, expenses.

o The Ethics in Patient Referrals Act of 1989, as amended, commonly referred to as the "Stark Law," prohibits physician referrals to entities with which the physician or his or her immediate family members have a "financial relationship." A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid. Many states have also enacted similar prohibitions, which may cover financial relationships between entities and health care practitioners, other than physicians, as well.

o HIPAA created new violations for fraudulent activity applicable to both public and private health care benefit programs and which prohibit providing inducements to Medicare or Medicaid eligible patients which are likely to influence such patients to order or receive items or services from a particular health care provider.

o State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that the Company assists patients and providers with prescribed treatment programs, a state could consider its activities to constitute the practice of medicine. If the Company is found to have violated those laws, it could face civil and criminal penalties and be required to reduce, restructure, or even cease its business in that state. Pharmacies and pharmacists must obtain state licenses to operate and dispense medications. Pharmacies must also obtain licenses in some states to operate and provide goods and services to residents of those states. If the Company is unable to maintain its licenses (or obtain new licenses, if required) or if states place burdensome restrictions or limitations on non-resident pharmacies, this could limit or affect its ability to operate in some states which could adversely impact the Company's business and results of operations.

o There are a number of Federal statutory provisions which prohibit a person from submitting, or causing the submission, of a claim to the Federal or a state government for a item or service when the persons knows or should know that the claim is false or fraudulent. The Federal False Claims Act contains such a prohibition, as well as a provision encouraging private individuals to file suits on behalf of the government against health care providers such as the Company. A violation of these provisions could result in criminal penalties, significant financial sanctions or exclusion from participation in the Medicare and Medicaid programs. Federal false claims actions may be based on underlying violations of the kickback and/or self-referral prohibitions, as well. State law also proscribes fraudulent acts against third-party payors, including the ADAP and Medicaid programs.

o State consumer protection laws generally prohibit false advertising and unfair, deceptive trade practices. These state consumer protection laws have been the basis for investigations and multi-state settlements relating to prescription medication promotional practices of drug manufacturers involving pharmacies and/or physicians.

o Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as referral and billing practices, product discount arrangements, dissemination of confidential patient information, clinical drug research trials, pharmaceutical marketing programs and gifts for patients. It is difficult to predict how any of the laws implicated in these investigations and enforcement actions may be interpreted to apply to the Company's business. The pharmaceutical industry continues to garner much attention from Federal and state governmental agencies. In its Fiscal Year 2002 Work Plan, the OIG identified "pharmaceutical fraud" as one of its "special focus areas" and committed itself to conduct further assessments relating to Medicaid medication reimbursement issues. James G. Sheehan, Assistant U.S. Attorney, Chief, Civil Division, Eastern District of Pennsylvania, Department of Justice has "identified prescription drug issues" (including product substitution without authorization, controlled substances controls, free goods/diversion, medication errors, sale of samples, and contracting with pharmacy benefit management companies) as being among the "top 10" areas in the health care industry meriting his office's attention.

IF THE SUPPLY OF ANY OF THE PRODUCTS THAT THE COMPANY SELLS BECOMES SCARCE, THE COMPANY'S ABILITY TO GROW AND BECOME PROFITABLE COULD BE HARMED.

The Company derives approximately 85% of its revenue from medications prescribed to treat HIV/AIDS. The medications available for this purpose are limited. Because these medications are generally subject to patents, they are available from limited sources. The Company's business could suffer substantially if any of these medications becomes scarce or unavailable or is recalled. In addition, the Company's future prospects could be adversely affected by unfavorable developments within the biotechnology or pharmaceutical industries, including but not limited to, product shortages, adverse drug reactions, drug recalls, increased competition, changes in the FDA approval process, and the inability of pharmaceutical companies to obtain capital to develop products.

IF THE COMPANY BECOMES SUBJECT TO LIABILITY CLAIMS THAT ARE NOT ADEQUATELY COVERED BY ITS INSURANCE POLICIES, THE COMPANY MAY HAVE TO PAY DAMAGES AND OTHER EXPENSES WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON IT.

The Company's business exposes it to risks that are inherent in the distribution of medication and the provision of ancillary services. A successful claim not covered by the Company's professional liability and products liability insurance or in excess of its coverage could have a material adverse effect on its business, financial condition or results of operations. In addition, the Company cannot guarantee that it will be able to maintain professional liability and products liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company occupies approximately 3,450 square feet of space in Huntington Station, New York, which is leased to the Company through December 31, 2003. Both the executive offices and the New York pharmacy are located at this site. The Company also leases approximately 3,600 square feet of space in Austin, Texas for its licensed pharmacy. This lease expires June 30, 2004. In addition to its New York and Texas facilities, the Company also leases approximately 2,700 square feet of space in Miami, Florida for its licensed pharmacy. This lease expires on September 30, 2005. At this time, the Company believes it has adequate space for its current operations. The Company plans on renewing the leases prior to expiration or moving to a comparable space.

                                                                          Square
                Location                    Principal Use                Footage                 Property Interest
-------------------------------    --------------------------------    -------------    -----------------------------------
         Huntington Station, NY    Pharmacy and Executive Offices         3,450         Leased - expiring December 31, 2003
               Austin, TX                     Pharmacy                    3,600         Leased - expiring June 30, 2004
                Miami, FL                     Pharmacy                    2,700         Leased - expiring September 30,
                                                                                        2005



ITEM 3.  LEGAL PROCEEDINGS

Morris and Dickson Co., Ltd. v. Allion Healthcare Inc. On October 18, 2002, Morris and Dickson, the Company's former drug wholesaler, filed suit against the Company and the Company's wholly owned subsidiaries, Mail Order Meds of New York, Inc. and Mail Order Meds, Inc., in the District Court for the Western District of Louisiana. Morris and Dickson alleged that the Company has failed to pay $2,053,661.18 (inclusive of interest at 18% per annum through September 25, 2002) for pharmaceutical products. Morris and Dickson were seeking such amount plus reasonable attorneys fees and court costs. On December 4, 2002, the Company filed a notion to dismiss for lack of personal jurisdiction, and Morris and Dickson filed a memorandum in opposition of the motion to dismiss, and the Company responded on January 5, 2003. The suit was dismissed without prejudice for lack of personal jurisdiction and was subsequently settled, in April 2003, with the Company paying $1,475,000 to Morris and Dickson.

Allion Healthcare, Inc. v. New Geri Care of Brooklyn, LLC. On July 18, 2002, the Company filed suit in the Supreme Court of Suffolk County against New Geri Care of Brooklyn because New Geri Care of Brooklyn failed to pay for inventory it acquired in connection with the purchase of certain assets from the Company in September 2001. The Company was seeking payment in full for such inventory, $220,000 plus interest and costs. On August 29, 2002, New Geri Care answered the Company's complaint and filed a counter claim against the Company alleging fraud in connection with the September 2001 transaction. The Company filed its answer on September 26, 2002. On December 10, 2002, the Company and New Geri Care settled all claims whereby New Geri Care paid the Company $150,000 which is shown on the statement of operations in other income.
New Jersey Medicaid Audit. Medicaid has commenced a review of the Company's billing in New Jersey. In particular, Medicaid will review whether the appropriate procedures were followed and whether the requisite consents were obtained. The Company is in the process of providing Medicaid with the requested documents.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NO MATTERS WERE SUBMITTED TO A VOTE OF THE SECURITY HOLDERS OF THE COMPANY DURING THE FOURTH QUARTER OF 2002.

                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         None of the Company's securities are listed on any exchange, nor are the securities traded in any market. The Company is unable to provide any information as to if and when its securities will be publicly traded.

       As of April 15, 2003, there were approximately 105 holders of record of its common stock.

       The Company has never paid cash dividends on its capital stock and it has no intention of paying any cash dividends in the foreseeable future.

       There were no unregistered sales of Registrant's equity securities during last fiscal year.

       In April 2003, the Company raised $5,725,000 in a private placement with several investors. The Company sold 1,145,000 shares of Series C convertible preferred stock at $5.00 per share. There will be no dividends payable on the shares, unless the Company, in its sole discretion declares a dividend with respect to the common stock. In the event of any liquidation, the shares shall share on a pari passu basis in liquidation with the Series A and B preferred stock outstanding.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                             (c) Number of
                                        (a) Number of                                                       securities remaining
                                       securities to be issued         (b) Weighted-average exercise      available under equity
                                        upon exercise of                and price exercise price of         compensation plans
                                       outstanding options,                outstanding options,           [excluding securities
Plan Category                          warrants and rights                 warrants and rights             reflected in column (a)
-----------------------------    --------------------------------    -------------------------------    --------------------------
Equity compensation plans                    1,984,200                           $ 1.40                            158,300
approved by security holders

Equity compensation plans
not approved by security
holders                                          -                                 -                                  -
                                 --------------------------------    -------------------------------    --------------------------

TOTAL                                        1,984,200                           $ 1.40                            158,300
                                 ================================    ===============================    ==========================

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis provides information, which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

SIGNIFICANT ACCOUNTING POLICIES

CRITICAL ACCOUNTING POLICIES.

GENERAL: The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories and intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company's significant accounting policies are described in Note 2 to the consolidated financial statements included herein. The Company believes certain accounting policies related to revenue recognition, the allowance for doubtful accounts and the impairment of intangible assets to be critical policies due to the estimation processes involved in each.

REVENUE RECOGNITION. Revenue is recognized as medications or products that are delivered to customers. A substantial portion of the Company's revenue is billed to third-party payors, including insurance companies, managed care plans and governmental payors. Revenue is recorded net of contractual adjustments and related discounts. Contractual adjustments represent estimated differences between billed revenues and amounts expected to be realized from third-party payors under contractual agreements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. Management regularly reviews the collectability of accounts receivable by tracking collection and write-off activity. Estimated write-off percentages are then applied to each aging category by payer classification to determine the allowance for estimated uncollectable accounts. The allowance for estimated uncollectable accounts is adjusted as needed to reflect current collection, write-off and other trends, including changes in assessment of realizable value. While management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter-end and that the Company has made adequate provision for uncollectable accounts based on all available information, no assurance can be given as to the level of future provisions for uncollectable accounts, or how they will compare to the levels experienced in the past. Under Medicaid, Medicare and other reimbursement programs, the Company is reimbursed for services rendered to covered program patients as determined by reimbursement formulas and regulations. Laws and regulations governing these programs are complex and subject to interpretation. As a result, it is possible that recorded estimates will change. The Company's ability to successfully collect its accounts receivable depends, in part, on its ability to supervise and train personnel in billing and collection, and minimize losses related to system changes.

INTANGIBLE ASSET IMPAIRMENT: In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If it is determined that impairment indicators are present and that the assets will not be fully recoverable, their carrying value are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset, and a material decrease in the fair value of some or all of the assets. Changes in strategy and/or market conditions could significantly impact these assumptions, and thus the Company may be required to record impairment charges for these assets. The Company adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") effective January 1, 2002, and the adoption of the Statement had no impact on the Company's consolidated financial position or results of operations.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001

NET SALES. Net sales of the Company's medications divisions were $27,457,438 and $16,235,657 for the years ended December 31, 2002 and 2001, respectively. Annual average net sales of specialty prescription medications increased by 69.12% during 2002 as compared to 2001. Approximately 28% of the sales increase is due primarily to the Company's acquisition of Prescripticare, L.L.C in July 2001 and is also attributable to the Company establishing new relationships with clinics and centers as a result of such acquisition and the Company's increased sales and marketing efforts.

GROSS PROFIT. Gross profit was $ 4,185,502 and $ 2,531,130 for the years ended December 31, 2002 and 2001, respectively and represents 15.24% and 15.59% of net sales, respectively. The decrease was reflective of a change in prescription therapy and payor mix, as well as prescription reimbursement pricing pressure. In April 2003, the Company settled its lawsuit with Morris and Dickson for $1,475,000. As of December 31, 2002, the Company adjusted its amount owed to Morris and Dickson from approximately $1,780,000 to $1,475,000, which minimized the decrease in gross profit. Without the Morris and Dickson settlement, the gross profit would have been $3,876,818, which represents 14.12% of net revenue for 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $ 4,756,037 and $3,919,370 for the years ended December 31, 2002 and 2001, respectively and represented 17.32% and 24.14% of net sales, respectively. The increase in selling, general and administrative expenses in absolute dollars is attributable to an increase in clinical, administrative and sales personnel required to support the Company's growth. The Company also incurred startup costs of approximately $149,000 for a new pharmacy located in Miami, Florida. The decrease in selling, general and administrative expenses expressed as a percentage of net sales is attributable to the increase in net sales.

OTHER INCOME (EXPENSE). Other income (expense) for the years ended December 31, 2002 and 2001 were $(433,223) and $288,070, respectively. For the year ended December 31, 2002, other income (expense) is comprised of interest expense of ($104,358) and a settlement of a lawsuit with New Geri Care of Brooklyn for $150,000. The settlement represents the amount New Geri Care of Brooklyn failed to pay for inventory it acquired in connection with the purchase of certain assets from the Company in September 2001. In December 2002, the Company ceased its efforts to conduct a public offering of its equity securities. As a result, the Company wrote off $413,757 of deferred offering costs relating to the terminated offering. In addition, the Company wrote off $65,108 in terminated attempts to purchase other companies, which acquisitions were not consummated. For the year ended December 31, 2001, other income (expense) is comprised of interest expense of ($156,930) and consulting income of $445,000. There was a reduction in interest expense of $52,572 from 2002 to 2001, due to less borrowing requirements by the Company in 2002. During September 2001, the Company entered into an agreement with the purchaser of certain assets under which the Company provided consulting services for $445,000 to facilitate the transfer of certain contracts. These services were provided over a thirty-day period in 2001.

PROVISION FOR INCOME TAXES. For the years ended December 31, 2002 and 2001, the Company recorded provisions for income taxes of $35,002 and $13,582, respectively. These amounts relate primarily to franchise tax payments in various states.

LIQUIDITY AND CAPITAL RESOURCES. At December 31, 2002, the Company had cash balances of $212,927. In addition, the Company has a revolving credit facility in the amount of $4.0 million available to the Company for short-term borrowings. Borrowings under the facility bear interest at Prime plus two percent and are collateralized by a perfected and primary security interest in all assets, accounts receivable, trademarks, licenses, and values of any kind of the Company and requires compliance with certain financial covenants. As of December 31, 2002, the Company was in non-compliance with certain of these covenants. Subsequent to year-end, the Company obtained a waiver from the bank for this non-compliance. At December 31, 2002 borrowings under this facility were $465,081. In addition to the revolving credit line, the Company has a $1,500,000 bank loan from that bears interest at 4.25%, monthly, with the full principle payable in March of 2004. If the Company is unable to pay off this loan when due, the Company will enter into discussion with the bank that issued the loan to extend the loan for another year. In the past, the bank has agreed to extend the term of the loan, but there can be no assurance that it will be willing to do so on terms acceptable to the Company.

At December 31, 2002, the Company's cash and cash equivalents decreased by $1,346,533 or 86.35%, to $212,927 from $1,559,460 at December 31, 2001. The decrease was due primarily to the Company's increase in accounts receivable and timing of payments in accounts payable, and related increase in selling, general and administrative expenses.

Net cash used in operating activities was ($442,111) in 2002 as compared with ($965,514) in 2001. The net cash used was primarily due to a usage of cash to fund the increase in accounts receivable, offset by cash provided by adjusting the timing of its accounting payable payments.

Investing activities in 2002 used cash of ($67,917) as compared to cash used of ($1,183,447). The net cash used in 2002 consisted only of purchase of equipment. The net cash used in 2001 consisted of the purchase of certain assets of Specialty Care Pharmacy Division ("SCPD"), the sale of certain assets to Geri Care, and the purchase of property and equipment.

Financing activities in 2002 used net cash of ($836,508) as compared to cash provided of ($2,980,440). In 2002, the usage of cash reflected the pay down of the line of credit, long term debt and deferred financing costs. In 2001, the Company's cash was provide by the proceeds from the sale of preferred stock and borrowing from the line of credit.

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 12 months from the date hereof.

In April 2003, the Company raised $5,725,000 in a private placement with several investors. The Company sold 1,145,000 shares of Series C convertible preferred stock at $5.00 per share. There will be no dividends payable on the shares, unless the Company, in its sole discretion declares a dividend with respect to the common stock. In the event of any liquidation, the shares shall share on a pari passu basis in liquidation with the Series A and B preferred stock outstanding. (See Note 19 to consolidated Financial Statements)

At December 31, 2002, the Company's contractual cash obligations and commitments during the next five years are as follows:

Contractual Obligations                                1 - 3 Years                4 - 5 Years                 Total
--------------------------------------------    --------------------------    ---------------------    ---------------------
Operating leases                                               $  327,000             $ -                         $ 327,000
Capital leases                                                    328,772                   66,649                  395,421
Note payable                                                    1,500,000              -                          1,500,000
Revolving credit line                                             465,081              -                            465,081
Long term debt                                                    122,026              -                            122,026
                                                --------------------------    ---------------------    ---------------------
                   Total                                      $ 2,742,879                 $ 66,649               $2,809,528
                                                ==========================    =====================    =====================



On December 23, 2002, the Company entered into a letter of intent to acquire a retail pharmacy located in the State of California.


ITEM 7.  FINANCIAL STATEMENTS

         The Company's audited consolidated financial statements for the years ended December 31, 2002 and 2001 begin on page F-1 of this Annual Report on Form 10-KSB. The Company is considering to purchase 100% of the capaital stock of the selling pharmacy for approximately $5,000,000.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE

         The Company filed a current report on Form 8-K with the Securities and Exchange Commission on June 24, 2002 with respect to such form's Item 4, Changes in Registrant's Certifying Accountants.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

          The information required by this item is included under "Proposal No 1.: Election of Directors," "Other Information - Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Definitive Proxy Statement to be filed in connection with its 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item is included under "Other Information - Executive Compensation" in the Company's Definitive Proxy Statement to be filed in connection with its 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

         The information required by this item is included under "Other Information - Security Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement to be filed in connection with its 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is included under "Transaction with Related Parties" in the Company's Definitive Proxy Statement to be filed in connection with its 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Index of Exhibits

         2.1 Confirmation Order dated February 1, 1999. (Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 10, 1999.)

         2.2 First Amended Plan of Reorganization of The Care Group, Inc., et al dated January 2, 1998. (Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 10, 1999.)

         3.1 Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of Delaware on October 7, 1999. (Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 10, 1999.)

         3.1A Amendment to Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on June 7, 2002. (Filed as an exhibit to the Registrant's proxy statement filed on June 7, 2002.)

         3.1B Certificate of Designation of Rights and Preferences of Series C Preferred Stock of Allion Healthcare, Inc.*

         3.1C Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on April 4, 2003.*

         3.2      Second Amended and Restated By-laws of the Registrant.*

         10.1 Asset Purchase Agreement, dated as of June 25, 1999, by and between The Care Group of Texas, Inc., Care Line of Houston, Inc. and Osher Investments, Ltd. (Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 10, 1999.)

         10.2 Agreement, dated as of November 1, 1999, among The Care Group, Inc., Commonwealth Certified Home Care, Inc. and Visiting Nurse Service of New York Home Care. (Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 10, 1999.)

         10.3 Asset Purchase Agreement, dated as of July 27, 2001, between Allion Healthcare, Inc. and Prescripticare, L.L.C. (Filed as an exhibit to the Registrant's Form 8-K filed on August 10, 2001.)

         10.4     2002 Stock Incentive Plan.*

         16.1 Letter on Change in Certifying Accountant, dated May 20, 2002, from Holtz Rubenstein & Co., LLP to the Securities Exchange Commission. (Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 21, 2002.)

         21       Subsidiaries of the Registrant.*

         99.1     Certificate by the Chief Executive Officer as required by
                  Section 906 of Sarbanes-Oxley Act of 2002.*

         99.2     Certificate by the Chief Financial Officer as required by
                  Section 906 of Sarbanes-Oxley Act of 2002.*

         *        Filed herewith.


ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure and procedures.

     The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)as of a date (the "Evaluation Date") within 90 days before the filing of this annual report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded processed, summarized and reported with in the requisite time periods.

(b) Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls subsequent to the Evaluation Date.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE

                  Independent Auditors' Reports                             F-1

                  Consolidated Balance Sheet as of December 31, 2002        F-2

                  Consolidated Statements of Operations for the Years
                  Ended December 31, 2002 and 2001                          F-3

                  Consolidated Statement of Stockholders' Equity (Deficit)
                  for the Years Ended December 31, 2002 and 2001            F-4

                  Consolidated Statements of Cash Flows for the Years
                  Ended December 31, 2002 and 2001                          F-5

                  Notes to Consolidated Financial Statements for
                  the Years Ended December 31, 2002 and 2001         F-6 - F-15

                          INDEPENDENT AUDITORS' REPORTS

         To the Stockholders and Board of Directors of Allion Healthcare, Inc. and Subsidiaries
         Huntington Station, New York

         We have audited the accompanying consolidated balance sheet of Allion Healthcare, Inc. and Subsidiaries, as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allion Healthcare, Inc. and Subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                    /s/ BDO Seidman, LLP
         Melville, New York
         March 4, 2003, except for Notes 13 and 19, which is as of April 9, 2003

         To the Stockholders and Board of Directors of Allion Healthcare, Inc. and Subsidiaries
         Huntington Station, New York

         We have audited the consolidated statements of operations, stockholders' equity and cash flows of Allion Healthcare, Inc. and Subsidiaries for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allion Healthcare, Inc. and Subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                              /s/ Holtz Rubenstein & Co., LLP
         Melville, New York
         February 6, 2002

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

    ASSETS

    CURRENT ASSETS:
      Cash and cash equivalents (Note 14)                                                                       $  212,927
      Accounts receivable, (net of allowance for doubtful accounts of $ 276,605) (Note 14)                       2,431,617
      Inventories                                                                                                  536,211
      Prepaid expenses and other current assets                                                                     63,475
                                                                                                   ------------------------
    Total current assets                                                                                         3,244,230

    Property and equipment, net (Note 4)                                                                           442,607
    Intangible assets, net (Note 3)                                                                                653,000
    Other assets                                                                                                   282,063
                                                                                                   ------------------------

    Total assets                                                                                               $ 4,621,900
                                                                                                   ========================

    LIABILITIES AND STOCKHOLDERS' DEFICIT

    CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                                                    $ 2,708,492
      Accrued deferred financing costs                                                                             232,036
      Revolving credit line (Note 6)                                                                               465,081
      Current portion of capital lease obligations (Note 15)                                                        86,233
      Current portion of other long-term debt (Note 16)                                                             13,879
                                                                                                   ------------------------
    Total current liabilities                                                                                    3,505,721

    COMMITMENTS AND CONTIGENCIES (Note 9)

    LONG TERM LIABILITIES:
    Note payable (Note 7)                                                                                        1,500,000
    Capital lease obligations (Note 15)                                                                            251,620
    Other (Note 16)                                                                                                108,147
                                                                                                   ------------------------
    Total liabilities                                                                                            5,365,488
                                                                                                   ------------------------

    STOCKHOLDERS' DEFICIT (Note 10)
       Preferred stock, $.001 par value, shares authorized 20,000,000; issued and outstanding
         1,179,168                                                                                                   1,179

       Common stock, $.001 par value; shares authorized 80,000,000; issued and outstanding
         3,100,000                                                                                                   3,100
         Additional paid-in capital                                                                              4,171,725
         Accumulated deficit                                                                                   (4,919,592)
                                                                                                   ------------------------
                                                                                                   ------------------------
    Total stockholders' deficit                                                                                  (743,588)
                                                                                                   ------------------------
                                                                                                   ------------------------

    Total liabilities and stockholders' deficit                                                                $ 4,621,900
                                                                                                   ========================

     See accompanying notes to consolidated financial statements.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                   Years Ended
                                                                                                  December 31,
                                                                               ----------------------------------------------------
                                                                                       2002                         2001
                                                                               ----------------------      ------------------------
NET SALES (Note 14)                                                                      $27,457,438                   $16,235,657
COST OF GOODS SOLD (Notes 13 and 17)                                                      23,271,936                    13,704,527
                                                                               ----------------------      ------------------------
   Gross profit                                                                            4,185,502                     2,531,130

OPERATING EXPENSES:
    Selling, general and administrative expenses (Notes 3, 9, and 12)                      4,756,037                     3,919,370
                                                                               ----------------------      ------------------------

      Operating loss                                                                       (570,535)                   (1,388,240)
                                                                               ----------------------      ------------------------

OTHER INCOME (EXPENSE):
  Interest expense                                                                         (104,358)                     (156,930)
  Costs of withdrawn public offering and other (Note 18)                                   (478,865)                  -
  Legal settlement (Note 13)                                                                 150,000                  -
  Consulting income, net (Note 5)                                                        -                                 445,000
                                                                               ----------------------      ------------------------
   Total other income (expense)                                                            (433,223)                       288,070

LOSS BEFORE INCOME TAXES                                                                 (1,003,758)                   (1,100,170)

PROVISION FOR INCOME TAXES (Note 8)                                                           35,002                        13,582
                                                                               ----------------------      ------------------------

NET LOSS                                                                               $ (1,038,760)                 $ (1,113,752)
                                                                               ======================      ========================

BASIC AND DILUTED LOSS PER COMMON SHARE                                                     $  (.34)                      $  (.36)
                                                                               ======================      ========================

BASIC AND DILUTED WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING                                                                                3,100,000                     3,100,000
                                                                               ======================      ========================



           See accompanying notes to consolidated financial statements

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002
                                    (NOTE 10)

                        Preferred Stk.             Common Stk.
                       $.001 par value           $.001 par value
                   ------------------------- -------------------------
                                                                        Additional
                                                                          Paid-In       Unearned      Accumulated
                    Shares       Par Value    Shares       Par Value      Capital     Compensation      Deficit           Total
                   ----------                ----------    -----------  ------------  -------------  --------------    ------------
Balance,
January 1, 2001      512,500          $ 512  3,100,000        $ 3,100   $ 2,185,888     $ (10,000)   $ (2,767,080)      $(587,580)

Issuance of Stock    666,668            667      -             -          1,985,837        -               -             1,986,504

Amortization of
unearned
compensation           -             -           -             -             -              10,000         -                10,000

Net Loss               -             -           -             -             -             -           (1,113,752)     (1,113,752)
                   ----------    ----------- ----------    -----------  ------------  -------------  --------------    ------------

Balance,
December 31, 2001  1,179,168        $ 1,179  3,100,000        $ 3,100   $ 4,171,725    $             $ (3,880,832)        $295,172
                                                                                      -

Net Loss               -             -           -             -             -             -           (1,038,760)     (1,038,760)
                   ----------    ----------- ----------    -----------  ------------  -------------  --------------    ------------

Balance,
December 31, 2002  1,179,168        $ 1,179  3,100,000        $ 3,100   $ 4,171,725       $ -         $(4,919,592)      $(743,588)
                   ==========    =========== ==========    ===========  ============  =============  ==============    ============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Years Ended
                                                                                                   December 31,
                                                                                  --------------------------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:                                                   2002                       2001
                                                                                  -----------------------    -----------------------
   Net loss                                                                                $ (1,038,760)               $(1,113,752)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Non-cash compensation                                                                  -                                10,000
     Depreciation and amortization                                                               315,661                    155,884
     Provision for doubtful accounts                                                              28,905                    364,875
   Changes in operating assets and liabilities:
     Accounts receivable                                                                       (598,887)                (1,286,292)
     Inventories                                                                               (277,183)                    313,491
     Prepaid expenses and other assets                                                           201,941                  (170,931)
     Accounts payable and accrued expenses                                                       926,212                    761,211
                                                                                  -----------------------    -----------------------
  Net cash used in operating activities                                                        (442,111)                  (965,514)
                                                                                  -----------------------    -----------------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for businesses acquired                                                       -                           (1,166,000)
     Proceeds from sale of certain assets                                                   -                                25,000
     Purchase of property and equipment                                                         (67,917)                   (42,447)
                                                                                  -----------------------    -----------------------
       Net cash used in investing activities                                                    (67,917)                (1,183,447)
                                                                                  -----------------------    -----------------------

   CASH FLOWS FORM FINANCING ACTIVITIES
     Proceeds from sale of Preferred Stock                                                  -                             1,986,504
     Proceeds from line of credit                                                              5,250,000                  6,875,000
     Payment of deferred financing cost                                                        (265,188)               -
     Repayment of line of credit                                                             (5,778,855)                (5,881,064)
     Repayment of long-term debt                                                                (42,462)               -
                                                                                  -----------------------    -----------------------

    Net cash (used in) provided by financing activities                                        (836,505)                  2,980,440
                                                                                  -----------------------    -----------------------

   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (1,346,533)                    831,479
   CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                1,559,460                    727,981
                                                                                  -----------------------    -----------------------
   CASH AND CASH EQUIVALENTS, END OF YEAR                                                      $ 212,927                 $1,559,460
                                                                                  =======================    =======================

   SUPPLEMENTAL DISCLOSURE:
     Income taxes paid                                                                         $  13,982                    $10,582
                                                                                  -----------------------    -----------------------
     Interest Paid                                                                             $ 106,491                   $147,077
                                                                                  -----------------------    -----------------------


    SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease obligations amounted to $365,274 in 2002.

          See accompanying notes to consolidated financial statements.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY

Allion Healthcare, Inc. (collectively, the "Company") is the parent corporation of three wholly owned subsidiaries; Mail Order Meds, Inc., Mail Order Meds of Florida, LLC., and Mail Order Meds of New York, Inc. The Company provides specialty prescription medication services to all 50 United States.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The consolidated financial statements include the accounts of the Company and its three wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

INVENTORIES. Inventories consist entirely of pharmaceuticals available for sale. Inventories are recorded at lower of cost or market, cost being determined on a first-in, first-out ("FIFO") basis.

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

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of three or five years. Machinery and equipment under capital leases are amortized over the lives of the respective leases or useful lives of the asset, whichever is shorter, in this case four years.

REVENUE RECOGNITION. Revenue is recognized as medications or products are delivered to customers. A substantial portion of the Company's revenue is billed to third-party payors, including insurance companies, managed care plans and governmental payors. Revenue is recorded net of contractual adjustments and related discounts. Contractual adjustments represent estimated differences between billed revenues and amounts expected to be realized from third-party payors under contractual agreements.

INCOME TAXES. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount currently estimated to be realized.

CASH EQUIVALENTS. For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

CREDIT RISK. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions. The Company's customer base consists of a large number of diverse customers. The Company has substantially all of its cash in four bank accounts. The balances are insured by FDIC up to $100,000. Such cash balances, at times, may exceed FDIC limits. The Company has not experienced any losses in such accounts. The Company's trade receivables represent a broad customer base. The Company routinely assesses the financial strengths of its customers. As a consequence, concentrations of credit risk are limited.

NET LOSS PER SHARE INFORMATION. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted per share amounts include dilutive common equivalent shares. Common equivalent shares, consist of the incremental common shares issuable upon the exercise of stock options and warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the years ended December 31, 2002 and 2001 do not include the impact of common stock options and warrants then outstanding, as the effect of their inclusion would be anti-dilutive.

STOCK-BASED COMPENSATION PLANS. The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the fair market value of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 ("SFAS 123", "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Company has not granted options below fair market value on the date of grant. Stock Based Compensation Plans for pro forma information used for the development of the data is in the table that follows.

                                                                         December 31,                     December 31,
                                                                             2002                          2001
                                                                  ----------------------------    -----------------------------
Net income (loss), as reported                                                  $ (1,038,760)                    $ (1,113,752)
Deduct: Total stock-based employee
compensation expense determined under fair value method used                        (262,784)                         (51,802)
                                                                  ----------------------------    -----------------------------
Net income (loss), pro forma                                                    $ (1,301,544)                    $ (1,165,554)
                                                                  ============================    =============================

Net income (loss) per share; Basic and diluted, as reported                         $   (.34)                        $   (.36)
                                                                  ============================    =============================

Basic and diluted, as pro forma                                                     $   (.42)                        $   (.38)
                                                                  ============================    =============================

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The following range of weighted-average assumptions were used for grants during the years ended December 31, 2002 and 2001.

                                              2002                 2001
                                           ----------           ----------
  Dividend yield                              0.00%                0.00%
  Volatility                                  1.00%                1.00%
  Risk-free interest rate                     3.35%                5.50%
  Expected life                            Eight Years          Five Years

The weighted average grant date fair value of options granted during 2002 and 2001 was $.55 and $.72, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. Management regularly reviews the collectability of accounts receivable by tracking collection and write-off activity. Estimated write-off percentages are then applied to each aging category by payor classification to determine the allowance for estimated uncollectable accounts. The allowance for estimated uncollectable accounts is adjusted as needed to reflect current collection, write-off and other trends, including changes in assessment of realizable value. While management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter-end and that the Company has made adequate provisions for uncollectable accounts based on all information available, no assurance can be given as to the level of future provisions for uncollectable accounts, or how they will compare to the levels experienced in the past. The Company's ability to successfully collects its accounts receivable depends, in part, on its ability to adequately supervise and train personnel in billing and collection, and minimize losses related to system changes.

SHIPPING AND HANDLING COSTS. Shipping and handling costs that are incurred are not included in cost of sales. They are included in selling, general and administrative expenses. Shipping and handling costs were approximately $359,000, and $222,000 in 2002 and 2001, respectively. Shipping and handling costs are not billed to customers.

LONG-LIVED ASSETS. Amortization of intangible assets is provided using the straight-line method over the estimated useful lives of the assets of five years. The carrying values of intangible and other long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduce to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair market value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment existed at December 31, 2002.

ADVERTISING COSTS. Advertising costs are expensed as incurred. Advertising costs were approximately $ 29,000 in 2002 and $ 17,000 in 2001 and were included in selling, general and administrative expenses.

NEW PRONOUNCEMENTS. In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards Board ("SFAS") No. 148, "Account for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The Company has decided to continue to use the intrinsic value method for stock options, but have included all necessary fair value disclosures.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance in Emerging Issues Task Force Issue No. 94-3. Under Emerging Issues Task Force Issue No. 94.3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

RECLASSIFICATIONS. Certain amounts had been reclassified to conform to current year classifications.

NOTE 3. PURCHASE OF BUSINESS

     On July 27th, 2001, the Company purchased certain assets of Prescripticare, L.L.C. - Specialty Care Pharmacy Division ("SCPD"). The results of SCPD's operations have been included in the consolidated financial statements since that date. SCPD is a provider that fills individual patient specialty oral and injectable prescription medications as well as biopharmaceuticals. As a result of the acquisition, the Company intends to continue to expand the combined existing lines of business and develop new business by leveraging the products of SCPD. The aggregate purchase price was $1,411,000, which was allocated as follows:

                 Customer lists               $ 890,000
                 Inventory                      466,000
                 Property and equipment          10,000
                 Other                           45,000
                                          --------------
                                          --------------
                                            $ 1,411,000
                                          ==============


The $890,000 of customer lists was assigned to intangible assets and have a weighted average useful life of approximately five years. The $ 45,000 of other was assigned to intangible assets and have a weighted average useful life of approximately five years.

                                         DECEMBER 31, 2002
                           ------------------------------------------------
                             COST                ACCUMULATED AMORTIZATION
                           ------------------    --------------------------
  Other intangible assets:
    Customer lists                $  865,000                   $ (244,250)
    Other                             45,000                      (12,750)
                           ------------------    --------------------------
  Total                           $  910,000                   $ (257,000)
                           ==================    ==========================

Amortization expense of intangible assets during 2002 and 2001 was approximately $182,000 and $75,000, respectively. The annual amortization expense on these assets for the years 2003 through 2005 will be approximately $182,000 per year. The annual amortization expense for 2006 will be approximately $107,000.

The Company has not paid the final $10,000 due to Prescripticare due to a dispute between the Company and Prescripticare involving accounts payable at the time of the purchase of the assets.

On September 24th, 2001, the Company sold certain assets acquired from SCPD for $225,000 to New Geri Care of Brooklyn. Of this amount, the Company collected $25,000 and wrote off the balance of $200,000.

On December 10, 2002, the Company and New Geri Care settled all claims whereby New Geri Care paid the Company $150,000. (See Note 13)

The following pro forma results were developed assuming the acquisition of SCPD and sale of certain assets occurred January 1, 2001.

                                      Year Ended December 31,
                                               2001
                                      -----------------------
         Revenue                                 $21,327,905
         Net loss                                $ (763,865)
         Loss per share                               $(.25)

NOTE 4.  PROPERTY AND EQUIPMENT

                                                     Useful Lives in Years          December 31,              December 31,
                                                                                        2002                      2001
                                                     ----------------------    -----------------------    ---------------------
Machinery and equipment under capital lease                    4                                                  $ -
   obligations                                                                              $ 365,274
Machinery and equipment                                       3-5                             175,323                  107,681
Furniture and fixtures                                        3-5                               1,089                    1,089
                                                                               -----------------------    ---------------------
                                                                                              541,686                  108,770
Less: accumulated depreciation and amortization                                              (99,079)                 (26,997)
                                                                               -----------------------    ---------------------
                                                                                            $ 442,607                 $ 81,773
                                                                               =======================    =====================

         Depreciation and amortization expense relating to fixed assets for the years ended December 31, 2002 and 2001 was approximately $72,082 and $17,134, respectively.

NOTE 5.  CONSULTING AGREEMENT

     On September 24th, 2001, the Company entered into an agreement with the purchaser of certain assets under which the Company will provide consulting services to facilitate the transfer of certain contracts. These services were provided over a thirty-day period for which the Company received a net amount of $445,000. This amount is included in other income.

NOTE 6.  REVOLVING CREDIT LINE

         The Company has a revolving credit facility in the amount of $4.0 million available for short-term borrowings. This credit facility expires on April 21, 2003. Currently, the Company is in negotiations with the lender to extend the credit facility through April 2006. Borrowings under the facility bear interest at Prime + two percent and are collateralized by a perfected and primary security interest in all assets, accounts receivable, trademarks, licenses and values of any kind of the Company. The prime rate at December 31, 2002 was 4.25%. In connection with this credit line, the Company requires compliance with certain financial covenants. As of December 31, 2002, the Company was in non-compliance with certain of these covenants. Subsequent to year-end, the Company obtained a waiver from the bank for this non-compliance.

NOTE 7.  NOTE PAYABLE

         The Company has a promissory note in the amount of $1,500,000 that is due and payable on March 31, 2004. The note bears interest at 4.25% annually and the Company is required to make monthly interest payments. The note is guaranteed by a member of the board of directors of the Company.

NOTE 8.  INCOME TAXES

         A reconciliation of the income tax expense (benefit) computed at the statutory Federal income tax rate to the reported amount follows:

                                                         Year Ended December 31,
                                                   -------------------------------------
                                                      2002                 2001
                                                   ----------------     ----------------
        Federal statutory rate:                       34%                  34%

        Tax benefit at Federal statutory rates          $(269,272)           $(378,676)
        Loss in excess of available benefit                269,272              378,676
        State income taxes                                  35,002               13,582
                                                   ----------------     ----------------
                                                          $ 35,002              $13,582
                                                   ================     ================


At December 31, 2002, the Company had net operating loss carryforwards for tax purposes of approximately $3,600,000 expiring at various dates through 2022.

Deferred tax assets comprise the following:

                                                           December 31,
                                                               2002
                                                       ---------------------
            Allowance for doubtful accounts                       $ 129,000
            Specialty Care Amortization                              69,000
            Inventory valuation                                      21,000
            Benefit of net operating loss carryforward            1,512,000
                                                       ---------------------
            Gross deferred tax assets                             1,731,000
            Valuation allowance                                 (1,731,000)
                                                       ---------------------
              Net deferred tax assets                          $ -
                                                       =====================

NOTE 9.  LEASE COMMITTMENTS

The Company leases office space in Huntington Station, New York, Austin, Texas, and Miami, Florida. The lease for the New York space expires in December 2003, the lease for the Texas space expires in June 2004, and the lease for the Florida space expires September of 2005.

At December 31, 2002, the Company's lease commitments provide for the following minimum annual rentals.

                            2003    $ 199,000
                            2004       86,500
                            2005       41,500
                                    $ 327,000

During the years ended December 31, 2002 and 2001, rental expense approximated to $158,000 and $136,000 respectively.

NOTE 10. STOCKHOLDERS' EQUITY

         a. Common shares reserved

           Common shares reserved at December 31, 2002, are as follows:
           Stock Option Plans                   1,650,000
           Warrants                               492,500
           Convertible Preferred Stock          1,179,168

         b.   Stock Options

           Under the terms of the Company's Stock Option Plan, the Board of Directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of the Company. In connection with the introduction of the Stock Option Plan, 1,750,000 shares of common stock were reserved for future issuance. Generally, the Company grants stock options with exercise prices equal to the fair market value of the common stock on the date of the grant, as determined by the Board of Directors. Options generally vest over a two to five year period and expire ten years from the date of the grant.

A summary of the status of the Company's stock option plan as of December 31, 2002 and 2001, and changes during the years then ended is presented below.

                                                                     2002                                     2001
                                                     --------------------------------------    ------------------------------------
                   Stock Options                           Shares              Weighted             Shares             Weighted
                                                                                Average
                                                                               Exercise                                Average
                                                                                 Price                              Exercise Price
---------------------------------------------------- --------------------    --------------     ----------------
Outstanding, beginning of year                                 1,001,400            $ 0.97            1,006,900             $ 0.71
Granted                                                          495,000              3.50              146,500               3.00
Exercised                                                     -                    -                   -                      0.00
Cancelled                                                        (4,700)              2.24            (152,000)               1.22
                                                     --------------------    --------------     ----------------    ---------------
Outstanding, end of year                                       1,491,700            $ 1.80            1,001,400             $ 0.97
                                                     ====================                       ================

Options exercisable at year end                                  954,408                                742,369             $ 0.48
                                                     ====================                       ================

Weighted  average  fair value of options  under the
plan granted during the year                                                        $ 0.55                                  $ 0.72
                                                                             ==============                         ===============



The following table summarizes information about stock options outstanding at December 31, 2002:

                                     Options Outstanding                                                   Options Exercisable
------------------------------------------------------------------------------------------    --------------------------------------
Range of Exercise Price        Number of           Weighted Average          Weighted         Number Outstanding        Weighted
                                                       Remaining              Average                                   Average
                              Outstanding          Contractual Life       Exercise Price                             Exercise Price
-----------------------    -------------------    --------------------    ----------------    -------------------    ---------------
       $.17 - $.66                    579,700                    6.11              $ 0.19                579,700             $ 0.19
      $1.00 - $2.00                   272,000                     7.5              $ 1.51                257,336             $ 1.50
          $3.00                       145,000                     8.8              $ 3.00                 34,872             $ 3.00
          $3.50                       495,000                    9.51              $ 3.50                 82,500             $ 3.50

c.   Warrants

         In March 2000, the Company issued 375,000 common stock warrants to a director of the Company, which resulted in an additional charge to interest expense approximating $37,500. The warrants were issued as consideration for guaranteeing the Company's note payable. (See Note 7).

d. Preferred stock

The Company has authorized 5,000,000 shares of preferred stock, .001 par value, which the Board of Directors has authority to issue from time to time in series. The Board of Directors also has the authority to fix, before the issuance of each series, the number of shares in each series and the designation, preferences, rights and limitations of each series.

In April 2001, the Company sold 333,334 shares of Series B convertible preferred stock (the "Series B Preferred Stock") to a group of investors. The net proceeds to the Company were approximately $ 987,902. In October 2001, the Company sold 333,334 shares of Series B Preferred Stock to a group of investors. The net proceeds to the Company were approximately $ 998,602.

In March 2000, the Company sold 512,500 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") to a group of investors, the net proceeds to the Company were approximately $1,025,000.

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

Long-Term Debt: The fair value of the Company's long term debt, including the current portions, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at December 31, 2002 approximates its fair value.

NOTE 12. RELATED PARTY TRANSACTIONS

         During 2002, two of the Company's directors provided consulting services for fees approximating $ 15,000.

         During 2001, two of the Company's directors provided consulting services for fees approximating $ 39,000.

NOTE 13. LITIGATION

Morris and Dickson Co., Ltd. v. Allion Healthcare Inc. On October 18, 2002, Morris and Dickson, the Company's former drug wholesaler, filed suit against the Company and the Company's wholly owned subsidiaries, Mail Order Meds of New York, Inc. and Mail Order Meds, Inc., in the District Court for the Western District of Louisiana. Morris and Dickson alleged that the Company has failed to pay $2,053,661.18 (inclusive of interest at 18% per annum through September 25, 2002) for pharmaceutical products. Morris and Dickson were seeking such amount plus reasonable attorneys fees and court costs. On December 4, 2002, the Company filed a notion to dismiss for lack of personal jurisdiction, and Morris and Dickson filed a memorandum in opposition of the motion to dismiss, and the Company responded on January 5, 2003. The suit was dismissed without prejudice for lack of personal jurisdiction and was subsequently settled, in April 2003, with the Company paying $1,475,000 to Morris and Dickson. As of December 31, 2002, the Company adjusted its amount owed to Morris and Dickson from approximately $1,780,000 to $1,475,000 as an adjustment to cost of sales.

Allion Healthcare, Inc. v. New Geri Care of Brooklyn, LLC. On July 18, 2002, the Company filed suit in the Supreme Court of Suffolk County against New Geri Care of Brooklyn because New Geri Care of Brooklyn failed to pay for inventory it acquired in connection with the purchase of certain assets from the Company in September 2001. The Company was seeking payment in full for such inventory, $220,000 plus interest and costs. On August 29, 2002, New Geri Care answered the Company's complaint and filed a counter claim against the Company alleging fraud in connection with the September 2001 transaction. The Company filed its answer on September 26, 2002. On December 10, 2002, the Company and New Geri Care settled all claims whereby New Geri Care paid the Company $150,000 which is shown on the statement of operations in other income.


NOTE 14. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

         The Company provides prescription medications to its customers in the United States through its three wholly owned subsidiaries. Credit losses relating to customers historically have been minimal and within management's expectations.

         At December 31, 2002, the Company maintained approximately 82.92% of its cash and cash equivalents with one financial institution.

         Under certain federal and state third-party reimbursement programs, the Company received net patient revenues of approximately $23,081,000, and $12,943,000 for the years ended December 31, 2002, and 2001 respectively. At December 31, 2002 and 2001, the Company had an aggregate outstanding receivable from federal and state agencies of $1,953,000, and $1,551,631.

NOTE 15. CAPITAL LEASE OBLIGATIONS

         Future minimum commitments under noncancelable capital leases are as follows:

                                                        Capital
                                                         Leases
                                                     ----------
2003............................................       $112,628
2004............................................        108,072
2005............................................        108,072
2006............................................         66,649
                                                    -----------


Total minimum lease payments....................        395,421

Amounts representing interest...................        (57,568)
                                                    -----------


Present value of net minimum lease payments
(including current portion of $86,233)..........       $337,853
                                                    ===========


NOTE 16. OTHER LONG-TERM DEBT

         The Company owes to the Internal Revenue Service ("IRS") $110,500 of long-term debt. The United States Bankruptcy Court entered an order confirming the settlement of the I.R.S. claim against the Company on September 29, 1999. The Company had agreed to pay $130,000 over six years to satisfy the I.R.S. claim. The Company will not carry forward any net operating losses or credit available from pre-1999 periods, into post-1998 years. Also, the Company will not carry back any net operating losses or pre-1999 tax years. The Company will have no federal income tax liability from any periods prior to January 1, 1999. In addition, the I.R.S. will not conduct any further audits of the company for periods prior to January 1, 1999, provided that the terms of the Bankruptcy Court's confirmation order of February 1, 1999 are complied with.

NOTE 17. MAJOR SUPPLIERS

         During the years ended December 31, 2002 and 2001, the Company purchased approximately $22,459,000, and $12,877,000, respectively from two major suppliers.

NOTE 18. COSTS OF WITHDRAWN PUBLIC OFFERING AND OTHER

         In December 2002, the Company ceased its efforts to conduct a public offering of its equity securities. As a result, the Company wrote off $ 413,757 of deferred offering costs relating to the terminated offering. In addition, the Company wrote off $ 65,108 related to attempts to purchase other companies, which acquisitions were not consummated.

NOTE 19. SUBSEQUENT EVENTS

In April 2003, the Company raised $5,725,000 in a private placement with several investors. The Company sold 1,145,000 shares of Series C convertible preferred stock at $5.00 per share subject to certain modifications as defined in the Certificate of Designation of Rights and Preferences of Series C Preferred Stock of Allion Healthcare, Inc. There will be no dividends payable on the shares, unless the Company, in its sole discretion declares a dividend with respect to the common stock. In the event of any liquidation, the shares shall share on a pari passu basis in liquidation with the Series A and B preferred stock outstanding.

CERITIFCATIONS

I, Broughan E. Gorey, certify that:

1. I have review this Annual Report on form 10-KSB of Allion Healthcare, Inc. and Subsidiaries;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and of, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with in 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c. Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    April 15, 2003


                                           /S/ BROUGHAN E. GOREY
                                           ------------------------
                                           Broughan E. Gorey
                                           Chief Financial Officer

CERITIFCATIONS

I, Michael P. Moran, certify that:

1. I have review this Annual Report on form 10-KSB of Allion Healthcare, Inc. and Subsidiaries;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and of, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with in 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c. Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    April 15, 2003


                    /S/ MICHAEL P. MORAN
                    -----------------------------------------------------------
                    Michael P. Moran
                    Director, President, Chief Executive Officer, and Secretary

                                   SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  Date:   April 15, 2003

ALLION HEALTHCARE, INC., AND SUBSIDIARIES

(Registrant)


                           k
                           By: /S/  MICHAEL P. MORAN
                           -------------------------------------------------
                           Michael P. Moran
                           Director, President, Chief Executive Officer, and Secretary

                           By: /S/  BROUGHAN E. GOREY
                           --------------------------
                           Broughan E. Gorey
                           Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN PAPPAJOHN
----------------------------
    John Pappajohn, Director
    Date: APRIL 15, 2003

/s/ DERACE SCHAFFER, M.D.
-----------------------------------
    Derace Schaffer, M.D., Director
    Date: APRIL 15, 2003