Form 10QSB
period 2003-03-31
ALLION HEALTHCARE INC
filed 2003-05-15
CIK 847935

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

        ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                     OR

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number:0-17821

                             ALLION HEALTHCARE, INC.
           (Name of small business issuer as specified in its charter)

                    DELAWARE                          11-2962027
          -------------------------------        -------------------
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)        Identification No.)

          33 WALT WHITMAN ROAD, SUITE 200A HUNTINGTON STATION, NY 11746
          -------------------------------------------------------------
                    (Address of principal executive offices)

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

As of May 15, 2003, the total number of outstanding shares of the Registrant's common stock was 3,100,000.

Transitional small business disclosure format (check one):   YES      NO  X
                                                                ---      ---

                                TABLE OF CONTENTS

                                                                                                                               PAGE
PART I.  FINANCIAL INFORMATION
    Item 1: Financial Statements:
         Condensed Consolidated Balance Sheet as of March 31, 2003 (Unaudited) and December 31, 2002 ........................     3
         Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002
             (Unaudited).....................................................................................................     4
         Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002
             (Unaudited) ....................................................................................................     5
         Notes to Condensed Consolidated Financial Statements (Unaudited)....................................................     6
    Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations............................     9
    Item 3: Controls and Procedures..........................................................................................    12
PART II.  OTHER INFORMATION
    Item 1: Legal Proceedings................................................................................................    13
    Item 2: Changes in Securities and Use of Proceeds........................................................................    13
    Item 3: Defaults Upon Senior Securities..................................................................................    13
    Item 4: Submission of Matters to a Vote of Security Holders..............................................................    13
    Item 5: Other Information................................................................................................    13
    Item 6: Exhibits and Reports on Form 8-K.................................................................................    13
         Signatures and Certifications....................................................................................... 14-18

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  CONDENSED CONSOLIDATED BALANCE SHEETS

  ASSETS                                                            At March 31,
                                                                        2003         At December 31,
                                                                    (UNAUDITED)           2002
                                                                 -----------------  ----------------
CURRENT ASSETS:
Cash and cash equivalents                                              $   552,540       $   212,927
Accounts receivable, (net of allowance for
  doubtful accounts of $ 306,605 in 2003 and $ 276,605 in 2002)          2,229,947         2,431,617
Inventories                                                                672,537           536,211
Prepaid expenses and other current assets                                   62,760            63,475
                                                                       -----------       -----------
Total current assets                                                   $ 3,517,784       $ 3,244,230

Property and equipment, net                                                407,981           442,607
Intangible assets                                                          607,500           653,000
Deferred financing costs                                                   254,888            18,359
Security deposit for acquisition (Note K)                                  300,000           200,000
Other assets                                                                85,381            63,704
                                                                       -----------       -----------
TOTAL ASSETS                                                           $ 5,173,534       $ 4,621,900
                                                                       ===========       ===========

LIABILTIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                  $ 3,120,071       $ 2,708,492
Accrued deferred financing costs                                           224,999           232,036
Note payable                                                             1,500,000                --
Revolving credit line                                                      841,789           465,081
Current portion of capital lease obligations                                83,694            86,233
Current portion of other long-term debt                                     10,321            13,879
                                                                       -----------       -----------
Total current liabilities                                              $ 5,780,874         3,505,721

LONG TERM LIABILITIES:
Note payable                                                                    --         1,500,000
Capital lease obligations                                                  229,995           251,620
Other                                                                      107,863           108,147
                                                                       -----------       -----------
Total liabilities                                                      $ 6,118,732       $ 5,365,488
                                                                       -----------       -----------
CONTINGENCIES (NOTE F)

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, shares authorized
  20,000,000; issued and outstanding 1,179,168                         $     1,179       $     1,179
Common stock, $.001 par value; shares authorized
  80,000,000; issued and outstanding 3,100,000                               3,100             3,100
Additional paid-in capital                                               4,171,725         4,171,725
Accumulated deficit                                                     (5,121,202)       (4,919,592)
                                                                       -----------       -----------
Total stockholders' deficit                                            $  (945,198)      $  (743,588)
                                                                       -----------       -----------
Total liabilities and stockholders' deficit                            $ 5,173,534       $ 4,621,900
                                                                       ===========       ===========

           See notes to condensed consolidated financial statements.


NOTE: THE BALANCE SHEET AT DECEMBER 31, 2002 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. CERTAIN RECLASSIFICATIONS HAVE BEEN MADE TO THE BALANCE SHEET AT DECEMBER 31, 2002 TO CONFORM WITH THE CURRENT PERIOD PRESENTATION. TO REVIEW COMPLETE FINANCIAL STATEMENTS, REFER TO THE ANNUAL REPORT ON FORM 10-KSB.

================================================================================
                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
================================================================================
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                 Three months ended March 31,
                                                                               2003                      2002
                                                                       ----------------------    ---------------------
Net sales                                                                         $8,301,772               $5,930,318
Cost of goods sold                                                                 7,107,338                5,042,646
                                                                       ----------------------    ---------------------
Gross profit                                                                      $1,194,434                $ 887,672

Operating expenses:
Selling, general and administrative expenses                                       1,346,606                  958,169
                                                                       ----------------------    ---------------------
Operating loss                                                                    $(152,172)               $ (70,497)
Interest expense                                                                    (48,192)                 (26,369)
                                                                       ----------------------    ---------------------
Loss before income taxes                                                          $(200,364)               $ (96,866)
Provision for income taxes                                                             1,246                    6,651
                                                                       ----------------------    ---------------------
Net loss                                                                          $(201,610)               $(103,517)
                                                                       ======================    =====================
Basic and diluted loss per common share                                             $  (.07)                 $  (.03)
                                                                       ======================    =====================
Basic and diluted weighted average of common shares outstanding                    3,100,000                3,100,000
                                                                       ======================    =====================

           See notes to condensed consolidated financial statements.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Three months ended March 31,
                                                                            ----------------------------------------------------
                                                                                     2003                        2002
                                                                            -----------------------    -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $  (201,610)                 $  (103,517)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                             81,360                       79,153
   Provision for doubtful accounts                                                           58,925                       13,948

Changes in operating assets and liabilities:
   Accounts receivable                                                                      142,745                     (308,014)
   Inventories                                                                             (136,326)                     (84,566)
   Prepaid expenses and other assets                                                       (357,631)                     (33,840)
   Accounts payable and accrued expenses                                                    404,542                      834,943
                                                                                        -----------                  -----------

Net cash (used in) provided by operating activities                                     $    (7,995)                 $   398,107
                                                                                        -----------                  -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of property and equipment                                                   $    (1,094)                 $    (6,130)
                                                                                        -----------                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from draws of line of credit                                                $ 8,525,000                  $ 1,450,000
   Repayment of line of credit                                                           (8,148,292)                  (2,443,936)
   Repayment of long-term debt                                                              (28,006)                      (3,820)
                                                                                        -----------                  -----------

Net cash provided by (used in) financing activities                                     $   348,702                  $  (997,756)
                                                                                        -----------                  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    $   339,613                  $  (605,779)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                                         212,927                    1,559,460
                                                                                        -----------                  -----------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                                           $   552,540                  $   953,681
                                                                                        ===========                  ===========

           See notes to condensed consolidated financial statements.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

NOTE A  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

For further information, refer to the consolidated financial statements and footnotes thereto included in Allion Healthcare, Inc.'s (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2002.

NOTE B INVENTORIES

Inventories consist entirely of pharmaceuticals available for sale. Inventories are recorded at lower of cost or market, cost being determined on a first-in, first-out ("FIFO") basis.

NOTE C NET LOSS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted per share amounts include dilutive common equivalent shares. Common equivalent shares, consist of the incremental common shares issuable upon the exercise of stock options and warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the three months ended March 31, 2003 and 2002 do not include the impact of common stock options and warrants then outstanding, as the effect of their inclusion would be anti-dilutive.

NOTE D DEFERRED FINANCING COSTS

The Company has secured additional equity financing in April 2003, and the costs associated with such sale of securities have been deferred. During the second quarter of 2003, the deferred cost will be charged to equity upon completion of the acquisition.

NOTE E  INTANGIBLE ASSETS

Intangible assets as of March 31, 2003 and December 31, 2002 are as follows:

                                           March 31, 2003                                 December 31, 2002
                           -----------------------------------------------    -------------------------------------------
                                                        Accumulated                                     Accumulated
                                  Cost                 Amortization                 Cost                Amortization
                           -------------------    ------------------------    -----------------     ---------------------
Intangible assets:
   Customer lists                    $865,000                 $ (287,302)             $865,000               $ (244,250)
   Other                               45,000                    (15,000)               45,000                  (12,750)
                           -------------------    ------------------------    -----------------     ---------------------
Total                                $910,000                 $ (302,500)             $910,000               $ (257,000)
                           ===================    ========================    =================     =====================

Amortization of intangible assets for the three months ended March 31, 2003 and 2002 was approximately $45,500. The annual amortization expense on these assets for the years 2003 through 2005 will be approximately $182,000 per year. The annual amortization expense for 2006 will be approximately $107,000.

NOTE F CONTINGENCIES - LEGAL PROCEEDINGS

MORRIS AND DICKSON CO., LTD. V. ALLION HEALTHCARE INC. On October 18, 2002, Morris and Dickson, the Company's former drug wholesaler, filed suit against the Company and the Company's wholly owned subsidiaries, Mail Order Meds of New York, Inc. and Mail Order Meds, Inc., in the District Court for the Western District of Louisiana. Morris and Dickson alleged that the Company has failed to pay $2,053.661.18 (inclusive of interest at 18% per annum through September 25, 2002) for pharmaceutical products. Morris and Dickson is seeking such amount plus reasonable attorney fees and court costs. On December 4, 2002, the Company filed a notion to dismiss for lack of personal jurisdiction, and Morris and Dickson filed a memorandum in opposition of the motion to dismiss, and the Company responded on January 5, 2003. The suit was dismissed without prejudice for lack of personal jurisdiction and was subsequently settled, in April 2003, with the Company paying $1,475,000 to Morris and Dickson. As of December 31, 2002, the Company adjusted its amount owed to Morris and Dickson from approximately $1,780,000 to $1,475,000 as an adjustment to cost of goods sold.

NEW JERSEY MEDICAID AUDIT. Medicaid has commenced a review of the Company's billing in New Jersey. In particular, Medicaid will review whether the appropriate procedures were followed and whether the requisite consents were obtained. The Company is in the process of providing Medicaid with the requested documents.

NOTE G RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associate with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not have any exit or disposal activities since the adoption of SFAS 146.

NOTE H STOCK-BASED COMPENSATION PLANS

The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the fair market value of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 ("SFAS 123", "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Company has not granted options below fair market value on the date of grant. Pro forma information for Stock Based Compensation Plans is in the table that follows:

                                                                                 March 31,     March 31,
                                                                                   2003         2002
                                                                               -----------    ---------
Net loss, as reported                                                          $  (201,610)   $(103,517)
Deduct: Total stock-based employee compensation expense determined
under fair value method used                                                       (22,517)      (5,880)
                                                                               -----------    ---------
Net loss, pro forma                                                            $  (224,127)   $(109,397)
                                                                               ===========    =========

Net loss per share; Basic and diluted, as reported                             $      (.07)   $    (.03)
                                                                               ===========    =========

Basic and diluted, pro forma                                                   $      (.07)   $    (.04)
                                                                               ===========    =========

NOTE I   CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company provides prescription medications to its customers in the United States through its three wholly owned subsidiaries. Credit losses relating to customers historically have been minimal and within management's expectations.

At December 31, 2002, the Company maintained approximately 82.92% of its cash and cash equivalents with one financial institution.

At March 31, 2003, the Company maintained approximately 46.05% of its cash and cash equivalents with one financial institution.

Under certain federal and state third-party reimbursement programs, the Company received net patient revenues of approximately $ 6,942,000 and $ 4,983,000 for the three months ended March 31, 2003 and March 31, 2002, respectively. At March 31, 2003 and December 31, 2002, the Company had an aggregate outstanding receivable from federal and state agencies of approximately $ 1,695,000 and $1,953,000, respectively.

NOTE J   MAJOR SUPPLIERS

During the three months ended March 31, 2003 and 2002, the Company purchased approximately $7,049,900 and $4,566,200, respectively from two major suppliers. Amount due to these suppliers at March 31, 2002 and December 31, 2002 were approximately $1,026,600 and $595,400, respectively.

NOTE K   SUBSEQUENT EVENTS

In April 2003, the Company raised $6,175,000 in a private placement with several investors. The Company sold 1,235,000 shares of Series C convertible preferred stock at $5.00 per share. There will be no dividends payable on the shares, unless the Company, in its sole discretion declares a dividend with respect to the common stock. In the event of any liquidation, the shares shall share on a pari passu basis in liquidation with the Series A and B preferred stock outstanding. Some of the funds were used to settle its lawsuit with Morris and Dickson and the Company paid the settlement of $1,475,000.

On May 1, 2003, the Company acquired Meds Made Easy (MME), a specialty retail pharmacy business operating in the state of California. MME fills specialty oral and injectable prescription medications and biopharmaceuticals. The aggregate consideration for the acquisition was $4,950,000, subject to post-closing adjustments, and warrants to purchase 227,273 shares of the Company's common stock for $11.00 per share. $300,000 of the purchase price was paid in cash prior to closing as a lock-up fee. $2,250,000 of the purchase price was paid in cash at closing. $1,150,000 of the purchase price was paid by subordinated secured promissory notes payable on the first anniversary of the closing. The remaining $1,250,000 was paid by subordinated secured promissory notes payable on the second anniversary of the closing.

The Company is currently in negotiations to extend the borrowing terms of its line of credit.

                    ALLION HEALTHCARE, INC. AND SUBSIDIAIRIES

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

                              RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
NET SALES

Net sales for the three months ended March 31, 2003 increased to $8,301,772 from $5,930,318 for the three months ended March 31, 2002, an increase of 39.99%. The increase is attributable the Company's increased sales and marketing efforts as well as the Company establishing new relationships with clinics and centers.

GROSS PROFIT

Gross profit was $1,194,434 and $ 887,672 for the three months ended March 31, 2003 and 2002 respectively, and represents 14.39% and 14.97% of net sales, respectively. The decrease in gross margin reflects a change in the prescription therapy and payor mix as the Company devotes more of its efforts to servicing the HIV/AIDS market, as well as prescription reimbursement pricing pressure.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $1,346,606 and $958,169 for the three months ended March 31, 2003 and 2002, respectively, and represented 16.22% and 16.16% of net sales, respectively. The increase in selling, general and administrative expenses in absolute dollars are primarily attributable to increases in clinical, administrative and sales personnel.

OPERATING LOSS

Operating losses were $152,172, and $70,497 for the three months ended March 31, 2003 and 2002, respectively and represents 1.83% and 1.19% of net sales, respectively. The increase in operating loss is attributable to an increase in selling, general and administrative expenses, and lower gross margin reflecting changes in the prescription therapy and payor mix, as well as, prescription reimbursement pricing pressure.

INTEREST EXPENSE

Interest expenses were $48,192 and $ 26,369 for the three months ended March 31, 2003 and 2002, respectively. The increase in interest expense is attributable to the Company's increased short-term borrowing from its revolving credit facility.

PROVISION FOR INCOME TAXES

For the three months ended March 31, 2003, the Company recorded a provision for income taxes of $1,246, as compared to an income tax provision of $6,651 for the comparable period in the prior year. The provision for income taxes relates primarily to franchise tax payments.

NET LOSS

For the three months ended March 31, 2003, the Company recorded a net loss of $201,610, as compared to a net loss of $103,517 for the comparable period in the prior year. This increase in net loss is attributable to the increase in selling, general and administrative expenses, lower gross margin, and an increase in interest expense for the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company purchases the medications it needs to fill prescriptions from wholesalers, who require that almost all purchases are made in cash. The Company is reimbursed by third party payors, on average, within 30 days after a prescription is filled and a claim is submitted in the appropriate format. Accordingly, the Company needs significant cash resources to operate. At March 31, 2003, the Company's cash balance was $552,540.

In addition, the Company has a revolving credit facility in the amount of $4.0 million available for short-term borrowings, with an expiration date of April 21, 2003. The line has been temporarily extended while the Company is negotiating with the lender to extend the credit facility through April 2006. Borrowings under the facility bear interest at prime rate plus two percent and are collateralized by a perfected and primary security interest in all assets, accounts receivable, trademarks, and licenses of the Company. In connection with this credit line, the Company is required to comply with certain financial covenants. As of December 31, 2002, the Company was in non-compliance with certain of these covenants. Subsequent to year-end, the Company obtained a waiver from the bank for this non-compliance. At March 31, 2003, borrowings under this facility were $841,789. With the proceeds from its equity financing (described below) the Company repaid all such borrowings.

The Company had secured a loan from a bank for $1,500,000 that bears interest at 4.25% monthly, with the full principal payable in March of 2004. If the Company does not have sufficient available cash to repay the loan, it will need to extend the term of this loan for an additional year. In the past, the lender has been willing to extend the term, but there can be no assurance that the lender will continue to do so.

In April 2003, the Company raised $6,175,000 in a private placement with several investors. The Company sold 1,235,000 shares of Series C convertible preferred stock at $5.00 per share. There will be no dividends payable on the shares, unless the Company, in its sole discretion declares a dividend with respect to the common stock. In the event of any liquidation, the shares shall share on a pari passu basis in liquidation with the Series A and B preferred stock outstanding. $2,250,000 of the proceeds was used to fund the acquisition of Meds Made Easy. $1,475,000 of the proceeds was used to settle its lawsuit with Morris and Dickson. $841,789 of the proceeds were used to repay Company indebtedness.

The Company may seek additional debt or equity financing to meet its working capital requirements and fund its future growth, but there can be no assurance that it will be able to secure any financing on terms acceptable to the Company.

ACQUISITION

On May 1, 2003, the Company acquired Meds Made Easy (MME), a specialty retail pharmacy business operating in the state of California. MME fills specialty oral and injectable prescription medications and biopharmaceuticals. The aggregate consideration for the acquisition was $4,950,000, subject to post-closing adjustments, and warrants to purchase 227,273 shares of the Company's common stock for $11.00 per share. $300,000 of the purchase price was paid in cash prior to closing as a lock-up fee. $2,250,000 of the purchase price was paid in cash at closing. $1,150,000 of the purchase price was paid by subordinated secured promissory notes payable on the first anniversary of the closing. The remaining $1,250,000 was paid by subordinated secured promissory notes payable on the second anniversary of the closing.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure and procedures.

     The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days before the filing of this quarterly report on form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded processed, summarized and reported with in the requisite time periods.

(b) Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls subsequent to the Evaluation Date.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

MORRIS AND DICKSON CO., LTD. V. ALLION HEALTHCARE INC. On October 18, 2002, Morris and Dickson, the Company's former drug wholesaler, filed suit against the Company and the Company's wholly owned subsidiaries, Mail Order Meds of New York, Inc. and Mail Order Meds, Inc., in the District Court for the Western District of Louisiana. Morris and Dickson alleged that the Company has failed to pay $2,053,661.18 (inclusive of interest at 18% per annum through September 25, 2002) for pharmaceutical products. Morris and Dickson were seeking such amount plus reasonable attorneys fees and court costs. On December 4, 2002, the Company filed a notion to dismiss for lack of personal jurisdiction, and Morris and Dickson filed a memorandum in opposition of the motion to dismiss, and the Company responded on January 5, 2003. The suit was dismissed without prejudice for lack of personal jurisdiction and was subsequently settled, in April 2003, with the Company paying $1,475,000 to Morris and Dickson. As of December 31, 2002, the Company adjusted its amount owed to Morris and Dickson from approximately $1,780,000 to $1,475,000 as an adjustment to cost of goods sold.

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

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION.

         During the quarter ended March 31, 2003, the Board of Directors authorized BDO Seidman, LLP to perform an audit on Meds Made Easy for the prior two fiscal years.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a) The following exhibits are included herein:

     99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

     99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b) Reports on Form 8-K:

         None.

                                   SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Date:   May 15, 2003


                                   ALLION HEALTHCARE, INC.


                                   By: /S/ MICHAEL P. MORAN
                                   ---------------------------------------------
                                   Michael P. Moran
                                   Director, President, Chief Executive Officer, and Secretary

                                   By: /S/ BROUGHAN E. GOREY
                                   ---------------------------------------------
                                           Broughan E. Gorey
                                           Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN PAPPAJOHN
-----------------------------------
    John Pappajohn, Director
    Date: MAY 15, 2003

/s/ DERACE SCHAFFER, M.D.
-----------------------------------
    Derace Schaffer, M.D., Director
    Date: MAY 15, 2003

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

Date: May 15, 2003


/S/ MICHAEL P. MORAN
-------------------------------------
MICHAEL P. MORAN
PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

Date: May 15, 2003



/S/ BROUGHAN E. GOREY
-----------------------
BROUGHAN E. GOREY
CHIEF FINANCIAL OFFICER