Form 10QSB
period 2003-06-30
ALLION HEALTHCARE INC
filed 2003-08-15
CIK 847935

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                     OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [x] NO

As of August 14, 2003, the total number of outstanding shares of the Registrant's common stock was 3,100,000.

Transitional small business disclosure format (check one): YES      NO [x]

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

     Item 1: Financial Statements:

          Condensed Consolidated Balance Sheets as of June 30, 2003
               (Unaudited) and December 31, 2002.............................. 3

          Condensed Consolidated Statements of Operations for the Six Months
               Ended June 30, 2003 and 2002 (Unaudited)....................... 4

          Condensed Consolidated Statements of Operations for the Three Months
               Ended June 30, 2003 and 2002 (Unaudited) ...................... 5

          Condensed Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2003 and 2002 (Unaudited) ...................... 6

          Notes to Condensed Consolidated Financial Statements
               (Unaudited).................................................... 7

    Item 2: Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................... 13

    Item 3: Controls and Procedures.......................................... 16

PART II.  OTHER INFORMATION

     Item 1: Legal Proceedings............................................... 17

     Item 2: Changes in Securities........................................... 17

     Item 3: Defaults Upon Senior Securities................................. 17

     Item 4: Submission of Matters to a Vote of Security Holders ............ 17

     Item 5: Other Information............................................... 18

     Item 6: Exhibits and Reports on Form 8-K................................ 19

SIGNATURES................................................................... 19

CERTIFICATIONS............................................................... 20

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION






ITEM 1. FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED BALANCE SHEETS





                                                        At June 30,
                                                           2003        At December 31,
                                                        (UNAUDITED)         2002
                                                       ------------    ---------------
ASSETS (NOTE E)
---------------

CURRENT ASSETS:

Cash and cash equivalents                              $    851,016    $    212,927
Accounts receivable, (net of allowance for
     doubtful accounts of $331,675 in
     2003 and $276,605 in 2002) (Note J)                  3,541,206       2,431,617
Inventories                                                 970,018         536,211
Prepaid expenses and other current assets                    52,512          63,475
                                                       ------------    ------------
Total current assets                                   $  5,414,752    $  3,244,230

Property and equipment, net                                 585,935         442,607
Goodwill (Note E)                                         4,237,068            --
Intangible assets                                         2,355,368         653,000
Security deposit for acquisition (Note E)                      --           200,000
Other assets                                                 43,163          82,063
                                                       ------------    ------------
TOTAL ASSETS                                           $ 12,636,286    $  4,621,900
                                                       ============    ============
LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses (Note K)         $  3,699,859    $  2,708,492
Accrued financing costs                                     424,907         232,036
Notes payable--subordinated (Note E)                      2,650,000            --
Revolving credit line                                          --           465,081
Current portion of capital lease obligations                207,884          86,233
Current portion of other long-term debt                     116,356          13,879
                                                       ------------    ------------
Total current liabilities                                 7,099,006       3,505,721

LONG TERM LIABILITIES:
Note payable--subordinated (Note E)                       1,250,000       1,500,000
Capital lease obligations                                    85,573         251,620
Other                                                        10,920         108,147
                                                       ------------    ------------
Total liabilities                                      $  8,445,499    $  5,365,488
                                                       ------------    ------------
CONTINGENCIES (Note G)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, shares
     authorized 20,000,000; issued and
     outstanding 2,414,168 in 2003;
     1,179,168 in 2002                                 $      2,414    $      1,179
Common stock, $.001 par value; shares authorized
   80,000,000; issued and outstanding 3,100,000               3,100           3,100
Additional paid-in capital                               10,261,526       4,171,725
Accumulated deficit                                      (6,076,253)     (4,919,592)
                                                       ------------    ------------
Total stockholders' equity (deficit)                   $  4,190,787    $   (743,588)
                                                       ------------    ------------
Total liabilities and stockholders' equity (deficit)   $ 12,636,286    $  4,621,900
                                                       ============    ============





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



                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    Six months ended June 30,
                                                                      2003             2002
                                                                  ------------    ------------
Net sales (Note J)                                                $ 20,433,581    $ 12,153,994
Cost of goods sold (Note K)                                         17,627,254      10,374,300
                                                                  ------------    ------------

Gross profit                                                      $  2,806,327    $  1,779,694

Operating expenses:
Selling, general and administrative expenses                         3,848,647       2,061,504
                                                                  ------------    ------------

Operating loss                                                    $ (1,042,320)   $   (281,810)

Interest expense                                                      (105,095)        (46,381)
                                                                  ------------    ------------

Loss before income taxes                                          $ (1,147,415)   $   (328,191)

Provision for income taxes                                               9,246          10,451
                                                                  ------------    ------------

Net loss                                                          $ (1,156,661)   $   (338,642)
                                                                  ============    ============

Basic and diluted loss per common share                           $       (.37)   $       (.11)
                                                                  ============    ============

Basic and diluted weighted average of common shares outstanding      3,100,000       3,100,000
                                                                  ============    ============

            See notes to condensed consolidated financial statements.




                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   Three months ended June 30,
                                                                      2003             2002
                                                                  ------------    ------------

Net sales (Note J)                                                $ 12,131,809    $  6,223,676
Cost of goods sold (Note K)                                         10,519,916       5,331,654
                                                                  ------------    ------------

Gross profit                                                      $  1,611,893    $    892,022

Operating expenses:
Selling, general and administrative expenses                         2,502,041       1,102,445
                                                                  ------------    ------------

Operating loss                                                    $   (890,148)   $   (210,423)

Interest expense                                                       (56,903)        (20,902)
                                                                  ------------    ------------

Loss before income taxes                                          $   (947,051)   $   (231,325)

Provision for income taxes                                               8,000           3,800
                                                                  ------------    ------------

Net loss                                                          $   (955,051)   $   (235,125)
                                                                  ============    ============

Basic and diluted loss per common share                           $       (.31)   $       (.08)
                                                                  ============    ============

Basic and diluted weighted average of common shares outstanding      3,100,000       3,100,000
                                                                  ============    ============

            See notes to condensed consolidated financial statements.



                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (NOTE L)


                                                         Six months ended June 30,
                                                       ---------------------------
                                                            2003            2002
                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $ (1,156,661)   $   (338,642)
Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
   Depreciation and amortization                            228,812         174,649
   Provision for doubtful accounts                           83,925          23,852

Changes in operating assets and liabilities:
   Accounts receivable                                     (395,661)       (255,176)
   Inventories                                              (77,655)       (332,491)
   Prepaid expenses and other assets                         49,583         (51,453)
   Accounts payable and accrued expenses                 (1,353,224)        866,054
                                                       ------------    ------------

Net cash (used in) provided by operating activities    $ (2,620,881)   $     86,793
                                                       ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Payments for acquisition of Medicine
       Made Easy net of cash acquired of $92,854       $ (2,257,146)   $       --
   Purchase of property and equipment                       (30,400)        (17,545)
                                                       ------------    ------------
   Net cash used in investing activities               $ (2,287,546)   $    (17,545)
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of Preferred Stock           $  6,063,682    $       --
   Net proceeds from line of credit                      10,425,000       1,450,000
   Repayment of line of credit                          (10,890,081)     (2,443,936)
   Repayment of long-term debt                              (52,085)        (13,758)
                                                       ------------    ------------

Net cash provided by (used in) financing activities    $  5,546,516    $ (1,007,694)
                                                       ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   $    638,089    $   (938,446)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                         212,927       1,559,460
                                                       ------------    ------------

CASH AND CASH EQUIVALENTS,END OF PERIOD                $    851,016    $    621,014
                                                       ============    ============


            See notes to condensed consolidated financial statements.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

NOTE A    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE C    NET LOSS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted per share amounts include dilutive common equivalent shares. Common equivalent shares, consist of the incremental common shares issuable upon the exercise of stock options and warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the six months ended June 30, 2003 and 2002 do not include the impact of common stock options and warrants then outstanding, as the effect of their inclusion would be anti-dilutive.

NOTE D    ISSUANCE OF PREFERRED STOCK

In April 2003, the Company raised $6,175,000 in a private placement with several investors. The Company sold 1,235,000 shares of Series C convertible preferred stock at $5.00 per share. There will be no dividends payable on the shares, unless the Company, in its sole discretion declares a dividend with respect to the common stock. In the event of any liquidation, the shares shall share on a pari passu basis in liquidation with the Series A and B preferred stock outstanding. A portion of the proceeds of the sale of the Series C convertible preferred stock was used in connection with its $1,475,000 settlement of its lawsuit with Morris and Dickson.

NOTE E    ACQUISITION

On May 1, 2003, the Company acquired Medicine Made Easy (MME). MME fills specialty oral and injectable prescription medications and biopharmaceuticals. MME began in January 1999 in the State of California. The aggregate consideration for the acquisition was $4,950,000, subject to post-closing adjustments, and warrants to purchase 227,273 shares of the Company's common stock for $11.00 per share. $300,000 of the purchase price was paid in cash prior to closing as a lock-up fee, of which $200,000 was paid as of December 31, 2002. $2,250,000 of the purchase price was paid in cash at closing. $1,150,000 of the purchase price was paid by subordinated secured promissory notes payable on the first anniversary of the closing. The remaining $1,250,000 was paid by subordinated secured promissory notes payable on the second anniversary of the closing. These notes payable accrue interest at a rate of Prime Rate plus 2% per annum. The Prime Rate as of June 30, 2003 was 4.25%. The notes payable are secured by cash, cash equivalents, accounts receivable, inventory, fixed and other assets of the Company.

          The purchase price consisted of:
          Cash paid to seller prior to closing                    $   300,000
          Cash paid at closing                                      2,250,000
          Notes payable--subordinated                               2,400,000
          Direct acquisition costs                                    496,898
          Liabilities assumed                                       2,060,551
          Fair value of warrants issued                                27,354
                                                                  ------------
          Total                                                   $ 7,534,803
                                                                  ============


          The purchase price was allocated as follows:
          Current Assets                                          $ 1,253,906
          Property and equipment                                      202,461
          Identified intangible assets                              1,841,368
          Goodwill                                                  4,237,068
                                                                  ------------
          Total                                                   $ 7,534,803
                                                                  ============



The following pro forma results were developed assuming the acquisition of Medicine Made Easy occurred January 1, 2002. In addition, the sale of the Series C convertible preferred stock is also presumed to have occurred on January 1, 2003.

                                       Three Months Ended    Six Months Ended
                                        June 30, 2002          June 30, 2002
                                      ------------------------------------------
Revenue                               $11,911,964              $22,878,999
Net loss                              $  (526,392)             $  (754,306)
Basic and diluted loss per share      $      (.17)             $      (.24)

                                      Three Months Ended     Six Months Ended
                                        June 30, 2003         June 30, 2003
                                      ------------------------------------------
Revenue                               $13,846,808              $28,075,591
Net loss                              $(1,561,986)             $(1,894,043)
Basic and diluted loss per share      $      (.50)             $      (.61)

NOTE F    INTANGIBLE ASSETS

Intangible assets as of June 30, 2003 and December 31, 2002 are as follows:

                                            June 30, 2003                December 31, 2002
                          --------------------------------------------------------------------

                                         Useful       Accumulated                  Accumulated
                            Life          Cost        Amortization      Cost      Amortization
                          --------------------------------------------------------------------
Intangible assets:
   Customer lists         5 Years     $ 2,030,745    $  (369,100)   $   865,000    $  (244,250)
   California License     Perpetual       478,616           --             --             --
   Non-Compete Covenant   3 Years         147,007         (8,000)          --             --
   Software               5 Years          50,000         (1,650)          --             --
   Other                  5 Years          45,000        (17,250)        45,000        (12,750)
                                      -----------    -----------    -----------    -----------
Total                                 $ 2,751,368    $  (396,000)   $   910,000    $  (257,000)
                                      ===========    ===========    ===========    ===========


Amortization of intangible assets for the six months ended June 30, 2003 and 2002 was approximately $139,000, and $91,000, respectively. The annual amortization expense on these assets for 2003 will be approximately $377,000. The annual amortization on these assets for 2004 and 2005 will be approximately $474,000 per year. The annual amortization expense for 2006, 2007, and 2008 will be approximately $365,000, $243,000, and $81,000, respectively.

NOTE G    CONTINGENCIES - LEGAL PROCEEDINGS

MORRIS AND DICKSON CO., LTD. V. ALLION HEALTHCARE INC. On October 18, 2002, Morris and Dickson, the Company's former drug wholesaler, filed suit against the Company and the Company's wholly owned subsidiaries, Mail Order Meds of New York, Inc. and Mail Order Meds, Inc., in the District Court for the Western District of Louisiana. Morris and Dickson alleged that the Company has failed to pay $2,053.661.18 (inclusive of interest at 18% per annum through September 25, 2002) for pharmaceutical products. Morris and Dickson was seeking such amount plus reasonable attorney fees and court costs. On December 4, 2002, the Company filed a motion to dismiss for lack of personal jurisdiction, and Morris and Dickson filed a memorandum in opposition of the motion to dismiss, and the Company responded on January 5, 2003. The suit was dismissed without prejudice for lack of personal jurisdiction and was subsequently settled, in April 2003, with the Company paying $1,475,000 to Morris and Dickson. As of December 31, 2002, the Company adjusted its amount owed to Morris and Dickson from approximately $1,780,000 to $1,475,000 as an adjustment to cost of goods sold.

NEW JERSEY MEDICAID AUDIT. Medicaid has commenced a review of the Company's billing in New Jersey. In particular, Medicaid will review whether the appropriate procedures were followed and whether the requisite consents were obtained. The Company is in the process of providing Medicaid with the requested documents.

CALIFORNIA AIDS DRUG ASSISTANCE PROGRAM (ADAP) AUDIT. ADAP has commenced a review of the Company's billing in California. In particular, ADAP will review whether the appropriate procedures were followed and whether the requisite consents were obtained. The Company is in the process of providing ADAP with the requested documents.

NOTE H     RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No 5, 57, and 107 and Rescission of FASB Interpretation No 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material effect on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No 51." FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's financial statements.

In May 2003, the FASB issued Statement of Financial Accounts Standards ("SFAS") 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial statements.

In June 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends SFAS 133 and certain other FASB standards for decisions made by the FASB as part of the Derivatives Implementation Group process. Among other changes, the standard clarifies the definition of a derivative financial instrument. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective dates. In addition, certain provisions of SFAS 149 that apply to forward purchases or sales of when-issued securities or other securities that do not yet exist are applicable to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company's financial statements.

NOTE I     STOCK-BASED COMPENSATION PLANS

The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the fair market value of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Company has not granted options below fair market value on the date of grant. Pro forma information for Stock Based Compensation Plans is in the table that follows:

                                                       Three Months Ended
                                                  ---------------------------
                                                     June 30,       June 30,
                                                       2003          2002
                                                  ------------    ---------

Net loss, as reported                             $   (955,051)   $(235,125)
Deduct: Total stock-based employee
     compensation expense determined
     under fair value method used                      (22,517)      (5,881)
                                                  ------------    ---------
Net loss, pro forma                               $   (977,568)   $(241,006)
                                                  ============    =========

Net loss per share;
     Basic and diluted, as reported               $       (.31)   $    (.08)
                                                  ============    =========

Basic and diluted, pro forma                      $       (.32)   $    (.08)
                                                  ============    =========




                                                        Six Months Ended
                                                  ---------------------------
                                                     June 30,       June 30,
                                                       2003          2002
                                                  ------------    ---------

Net loss, as reported                             $ (1,156,661)   $(338,642)
Deduct: Total stock-based employee
     compensation expense determined
     under fair value method used                      (45,034)     (11,761)
                                                  ------------    ---------
Net loss, pro forma                               $ (1,201,695)   $(350,403)
                                                  ============    =========

Net loss per share;
     Basic and diluted, as reported               $       (.37)   $    (.11)
                                                  ============    =========

Basic and diluted, pro forma                      $       (.39)   $    (.11)
                                                  ============    =========

NOTE J     CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company provides prescription medications to its customers in the United States through its three wholly owned subsidiaries. Credit losses relating to customers historically have been minimal and within management's expectations.

At December 31, 2002, the Company maintained approximately 82.92% of its cash and cash equivalents with one financial institution.

At June 30, 2003, the Company maintained approximately 72.54% of its cash and cash equivalents with two financial institutions.

Under certain federal and state third-party reimbursement programs, the Company received net patient revenues of approximately $16,818,000 and $9,633,000 for the six months ended June 30, 2003 and June 30, 2002, respectively. The Company received net patient revenues of approximately of $9,876,000 and $4,650,000 for the three months ended June 30, 2003 and 2002, respectively. At June 30, 2003 and December 31, 2002, the Company had an aggregate outstanding receivable from federal and state agencies of approximately $2,813,000 and $1,953,000, respectively.

NOTE K     MAJOR SUPPLIERS

During the six months ended June 30, 2003 and 2002, the Company purchased approximately $16,267,000 from three major suppliers and $9,444,000 from two major suppliers, respectively. During the three months ended June 30, 2003 and 2002, the Company purchased approximately $9,217,000 from three major suppliers, and $4,878,000 from two major suppliers, respectively. Amount due to these suppliers at June 30, 2003 and December 31, 2002 were approximately $2,471,000 and $595,400 respectively.

NOTE L     SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

In connection with the acquisition of Medicine Made Easy on May 1, 2003 the Company issued two notes payable to the seller in the amount of $2,400,000.

Equipment acquired under capital lease obligations amounted to $185,000 in 2002.

Deferred financing costs were incurred for ongoing financing activities in the amount of $440,512 in 2002.

Income taxes paid for the six months ended June 30, 2003 and 2002 were $15,666 and $9,651, respectively.

Interest paid for the six months ended June 30, 2003 and 2002 were $63,105 and $46,319, respectively.

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

                              RESULTS OF OPERATIONS

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
NET SALES

Net sales for the six months ended June 30, 2003 increased to $20,433,581 from $12,153,994 for the six months ended June 30, 2002, an increase of 68.12%. The increase is attributable primarily to the Company's acquisition of Medicine Made Easy in May 2003.

GROSS PROFIT

Gross profit was $2,806,327 and $1,779,694 for the six months ended June 30, 2003 and 2002 respectively, and represents 13.73% and 14.64% of net sales, respectively. The decrease in gross margin reflects the acquired lower gross margin business of Medicine Made Easy, and a change in the prescription therapy and payor mix as the Company devotes more of its efforts to servicing the HIV/AIDS market, as well as prescription reimbursement pricing pressure.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $3,848,647 and $2,061,504 for the six months ended June 30, 2003 and 2002, respectively, and represented 18.83% and 16.96% of net sales, respectively. The increase in selling, general and administrative expenses is primarily attributable to increases in clinical, administrative and sales personnel from the acquisition of Medicine Made Easy.

OPERATING LOSS

Operating losses were $1,042,320 and $281,810 for the six months ended June 30, 2003 and 2002, respectively and represents 5.10% and 2.32% of net sales, respectively. The increase in operating loss is attributable to an increase in selling, general and administrative expenses, and lower gross margin reflecting changes in the prescription therapy and payor mix, the prescription reimbursement pricing pressure, and the acquisition of Medicine Made Easy.

INTEREST EXPENSE

Interest expenses were $105,095 and $46,381 for the six months ended June 30, 2003 and 2002, respectively. The increase in interest expense is primarily attributable to the Company's increased short-term borrowing from its revolving credit facility and interest on the secured promissory notes payable related to the acquisition.

PROVISION FOR INCOME TAXES

For the six months ended June 30, 2003, the Company recorded a provision for income taxes of $9,246, as compared to an income tax provision of $10,451 for the comparable period in the prior year. The provision for income taxes relates primarily to franchise tax payments. Deferred tax assets related to net operating loss carry-forward from the acquisition of Medicine Made Easy have been fully reserved by a valuation allowance. As a result of the change in ownership, certain limitations may apply on their utilization.

NET LOSS

For the six months ended June 30, 2003, the Company recorded a net loss of $1,156,661 as compared to a net loss of $338,642 for the comparable period in the prior year. This increase in net loss is attributable to the increase in selling, general and administrative expenses, lower gross margin, and an increase in interest expense for the period.


                              RESULTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002

NET SALES

Net sales for the three months ended June 30, 2003 increased to $12,131,809 from $6,223,676 for the three months ended June 30, 2002, an increase of 94.93%. The increase is attributable primarily to the Company's acquisition of Medicine Made Easy in May 2003.

GROSS PROFIT

Gross profit was $1,611,893 and $ 892,022 for the three months ended June 30, 2003 and 2002 respectively, and represents 13.29% and 14.33% of net sales, respectively. The decrease in gross margin reflects, the acquired lower gross margin business of Medicine Made Easy, and a change in the prescription therapy and payor mix as the Company devotes more of its efforts to servicing the HIV/AIDS market, as well as prescription reimbursement pricing pressure.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $2,502,041 and $1,102,445 for the three months ended June 30, 2003 and 2002, respectively, and represented 20.62% and 17.71% of net sales, respectively. The increase in selling, general and administrative expenses in absolute dollars are primarily attributable to increases in clinical, administrative and sales personnel from the acquisition of Medicine Made Easy.

OPERATING LOSS

Operating losses were $890,148, and $210,423 for the three months ended June 30, 2003 and 2002, respectively and represents 7.34% and 3.38% of net sales, respectively. The increase in operating loss is attributable to an increase in selling, general and administrative expenses, and lower gross margin reflecting changes in the prescription therapy and payor mix, the prescription reimbursement pricing pressure, and the acquisition of Medicine Made Easy.

INTEREST EXPENSE

Interest expenses were $56,903 and $20,902 for the three months ended June 30, 2003 and 2002, respectively. The increase in interest expense is primarily attributable to the Company's increased short-term borrowing from its revolving credit facility and interest on the secured promissory notes payable related to the acquisition of Medicine Made Easy.

PROVISION FOR INCOME TAXES

For the three months ended June 30, 2003, the Company recorded a provision for income taxes of $8,000, as compared to an income tax provision of $3,800 for the comparable period in the prior year. The provision for income taxes relates primarily to franchise tax payments. Deferred tax assets related to net operating loss carry-forward from the acquisition of Medicine Made Easy have been fully reserved by a valuation allowance. As a result of the change in ownership, certain limitations may apply on their utilization.

NET LOSS

For the three months ended June 30, 2003, the Company recorded a net loss of $955,051, as compared to a net loss of $235,125 for the comparable period in the prior year. This increase in net loss is attributable to the increase in selling, general and administrative expenses, lower gross margin, and an increase in interest expense for the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company purchases the medications it needs to fill prescriptions from wholesalers, who require that almost all purchases are made in cash. The Company is reimbursed by third party payors, on average, within 30 days after a prescription is filled and a claim is submitted in the appropriate format. Accordingly, the Company needs significant cash resources to operate. At June 30, 2003, the Company's cash balance was $851,016.

In addition, the Company has a revolving credit facility in the amount of $6.0 million available for short-term borrowings, with an expiration date of April 21, 2006. Borrowings under the facility bear interest at prime rate plus two percent and are collateralized by a perfected and primary security interest in all assets, accounts receivable, trademarks, and licenses of the Company. In connection with this credit line, the Company is required to comply with certain financial covenants. As of December 31, 2002, the Company was not in compliance with certain of these covenants. Subsequent to year-end, the Company obtained a waiver from the bank for this non-compliance. At June 30, 2003, borrowings under this facility were $0. With the proceeds from its equity financing (described below) the Company repaid all such borrowings.

The Company has a loan from a bank for $1,500,000 that bears interest at 4.25% monthly, with the full principal payable in March of 2004. If the Company does not have sufficient available cash to repay the loan, it will need to extend the term of this loan for an additional year. In the past, the lender has been willing to extend the term, but there can be no assurance that the lender will continue to do so.

In April 2003, the Company raised $6,175,000 in a private placement with several investors. The Company sold 1,235,000 shares of Series C convertible preferred stock at $5.00 per share. There will be no dividends payable on the shares, unless the Company, in its sole discretion declares a dividend with respect to the common stock. In the event of any liquidation, the shares shall share on a pari passu basis in liquidation with the Series A and B preferred stock outstanding. $2,250,000 of the proceeds was used to fund the acquisition of Medicine Made Easy. $1,475,000 of the proceeds was used to settle its lawsuit with Morris and Dickson. $841,789 of the proceeds were used to repay Company indebtedness. The Company has additional indebtedness to the sellers of Medicine Made Easy as described more fully below.

The Company may seek additional debt or equity financing to meet its working capital requirements and fund its future growth, but there can be no assurance that it will be able to secure any financing on terms acceptable to the Company.

ACQUISITION

On May 1, 2003, the Company acquired Medicine Made Easy. The aggregate consideration for the acquisition was $4,950,000, subject to post-closing adjustments, and warrants to purchase 227,273 shares of the Company's common stock for $11.00 per share. $300,000 of the purchase price was paid in cash prior to closing as a lock-up fee. $2,250,000 of the purchase price was paid in cash at closing. $1,150,000 of the purchase price was paid by subordinated secured promissory notes payable on the first anniversary of the closing. The remaining $1,250,000 was paid by subordinated secured promissory notes payable on the second anniversary of the closing. These notes payable accrue interest at a rate of Prime Rate plus 2% per annum. The notes payable are secured by cash, cash equivalents, accounts receivable, inventory, fixed and other assets of the Company.


ITEM 3.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

           The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report on form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with in the requisite time periods specified in the Securities and Exchange Commission's rules and forms.

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

CALIFORNIA AIDS DRUG ASSISTANCE PROGRAM (ADAP) AUDIT. ADAP has commenced a review of the Company's billing in California. In particular, ADAP will review whether the appropriate procedures were followed and whether the requisite consents were obtained. The Company is in the process of providing ADAP with the requested documents.



ITEM 2.  CHANGES IN SECURITIES

           Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On June 24, 2003, the Company held its annual meeting of stockholders, at which the stockholders voted:

     1. To elect four directors to the Board of Directors of the Company to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. The nominees for election were John Pappajohn, Dr. Derace Schaffer, James B. Hoover and Michael
          P. Moran.

     2. To ratify the selection of BDO Seidman, LLP as the Company's independent auditors for the year ended December 31, 2003.

     3. To approve the amendment and restatement of the Company's Restated Certificate of Incorporation, as amended, to (i) restate relevant portions of the existing Restated Certificate of Incorporation of the Company, as amended; (ii) amend provisions relating to the liquidation preferences payable to holders of shares of Series A Preferred Stock and Series B Preferred Stock of the Company in the event of liquidation, dissolution or winding up of the Company, which liquidation preferences are increased from $2.00 to $4.00, and from $3.00 to $6.00, respectively; and (iii) amend provisions relating to anti-dilution protections for holders of Series A Preferred Stock and Series B Preferred Stock to provide weighted average anti-dilution protection to the holders of such shares of Preferred Stock of the Company; and

     4. To act upon such other matters as may properly come before the annual meeting or any adjournments or postponements thereof.



The nominees for election to the Company's Board of Directors received the following votes:

                                        For           Withhold/Abstention
                                   --------------     -------------------

          John Pappajohn             4,379,366             1,134,802

          Dr. Derace Schaffer        4,379,366             1,134,802

          James B. Hoover            4,379,366             1,134,802

          Michael P. Moran           4,379,366             1,134,802



With respect to the proposal to ratify the selection of BDO Seidman, LLP to serve as the Company's independent public accountants, 4,379,366 votes were cast in favor of the proposal, 0 votes were cast against the proposal, and there were 1,134,802 abstention and no broker non-votes.

With respect to the proposal to amend the Company's Certificate of Incorporation, 4,379,366 votes were cast in favor of the proposal, 0 votes were cast against the proposal and there were 1,134,802 abstentions and broker non-votes.

ITEM 5.  OTHER INFORMATION.

           Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

     31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

     31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

     32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

     32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)


(b) Reports on Form 8-K:

           On May 16th, 2003, the Company filed an 8-K dated May 1st, 2003. On July 15th, 2003 the Company filed an amended 8-K.

                                   SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Date:   August 14, 2003


                                                  ALLION HEALTHCARE, INC.



                                                  By: /S/ MICHAEL P. MORAN
                                                      ---------------------

                                                  Michael P. Moran
                                                  Director, President,
                                                  Chief Executive Officer,
                                                  and Secretary

                                                  By: /S/ BROUGHAN E. GOREY
                                                      ---------------------
                                                  Broughan E. Gorey
                                                  Chief Financial Officer