Form 10QSB/A
period 2003-06-30
ALLION HEALTHCARE INC
filed 2003-10-01
CIK 847935

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================


                                  FORM 10-QSB/A


  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                     OR
  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                         Commission File Number:0-17821

                             ALLION HEALTHCARE, INC.
           -----------------------------------------------------------
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

Transitional small business disclosure format (check one): YES [ ]  NO [X]

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

                                TABLE OF CONTENTS


                                                                                                                           PAGE
PART I.  FINANCIAL INFORMATION
    Item 1: Financial Statements:
         Condensed Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002.....................    4
         Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2003 and 2002
             (Unaudited).................................................................................................    5
         Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2003 and 2002
             (Unaudited).................................................................................................    6
         Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002
             (Unaudited) ................................................................................................    7
         Notes to Condensed
         Consolidated Financial Statements
             (Unaudited).................................................................................................    8
    Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations........................   14
    Item 3: Controls and Procedures......................................................................................   20

PART II.  OTHER INFORMATION

    Item 1: Legal Proceedings............................................................................................   21
    Item 2: Changes in Securities........................................................................................   21
    Item 3: Defaults Upon Senior Securities..............................................................................   22
    Item 4: Submission of Matters to a Vote of Security Holders..........................................................   22
    Item 5: Other Information............................................................................................   22
    Item 6: Exhibits and Reports on Form 8-K.............................................................................   23

SIGNATURES...............................................................................................................   23
CERTIFICATIONS...........................................................................................................   24



                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            AT JUNE 30, 2003  AT DECEMBER 31,
                                                                              (UNAUDITED)          2002
                                                                              ------------    ------------
ASSETS (NOTE E)

CURRENT ASSETS:
  Cash and cash equivalents                                                   $    851,016    $    212,927

  Accounts receivable, (net of allowance for doubtful accounts
    of $331,675 in 2003 and $276,605 in 2002) (Note J)                           3,541,206       2,431,617

  Inventories                                                                      970,018         536,211
  Prepaid expenses and other current assets                                         52,512          63,475
                                                                              ------------    ------------

  Total current assets                                                        $  5,414,752    $  3,244,230
  Property and equipment, net                                                      585,935         442,607
  Goodwill (Note E)                                                              4,237,068            --
  Intangible assets                                                              2,355,368         653,000

  Security deposit for acquisition (Note E)                                           --           200,000

  Other assets                                                                      43,163          82,063
                                                                              ------------    ------------
  TOTAL ASSETS                                                                $ 12,636,286    $  4,621,900
                                                                              ============    ============
  LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES:
  Accounts payable and accrued expenses (Note K)                              $  3,699,859    $  2,708,492
  Accrued financing costs                                                          424,907         232,036
  Notes payable-subordinated (Note E)                                            2,650,000            --
  Revolving credit line                                                               --           465,081
  Current portion of capital lease obligations                                     207,884          86,233
  Current portion of other long-term debt                                          116,356          13,879
                                                                              ------------    ------------
  Total current liabilities                                                      7,099,006       3,505,721

  LONG TERM LIABILITIES:

  Note payable-subordinated (Note E)                                             1,250,000       1,500,000

  Capital lease obligations                                                         85,573         251,620

  Other                                                                             10,920         108,147
                                                                              ------------    ------------
  Total liabilities                                                           $  8,445,499    $  5,365,488
                                                                              ------------    ------------

  CONTINGENCIES (Note G)
  STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value, shares authorized
    20,000,000; issued and outstanding 2,414,168
    in 2003; 1,179,168 in 2002                                                $      2,414    $      1,179

  Common stock, $.001 par value; shares authorized
    80,000,000; issued and outstanding 3,100,000                                     3,100           3,100


  Additional paid-in capital                                                    10,261,526       4,171,725
  Accumulated deficit

                                                                                (6,076,253)     (4,919,592)
                                                                              ------------    ------------
  Total stockholders' equity (deficit)                                        $  4,190,787    $   (743,588)
                                                                              ------------    ------------
  Total liabilities and stockholders' equity (deficit)                        $ 12,636,286    $  4,621,900
                                                                              ============    ============


            See notes to condensed consolidated financial statements.



NOTE: THE BALANCE SHEET AT DECEMBER 31, 2002 HAS BEEN DERIVED FROM THE AUDITED FINANC DAT ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIIAL STATEMENTS AT THATCIALE BUT DOES NOT INCLUDE RECLASSIFICATIONS HAVE BEEN MADE TO THE BALANCE SHEET AT DECEMBER 31, 2002 TO CONFORM PLES FOR COMPLETE FINAN PR STATEMENTS. CERTAIN COMPLETE FINANCIAL STATEMENTS, REFER TO THE ANNUAL REPORT ON FORM 10-KSB. WITH THE CURRENT PERIOD ESENTATION. TO REVIEW

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

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (NOTE L)

                                                                            Six months ended June 30,
                                                                         -----------------------------
                                                                             2003            2002
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $ (1,156,661)   $   (338,642)
Adjustments to reconcile net loss to net
   cash (used in) provided by
   operating activities:
   Depreciation and amortization                                              228,812         174,649
   Provision for doubtful accounts                                             83,925          23,852

Changes in operating assets and liabilities:
   Accounts receivable                                                       (395,661)       (255,176)
   Inventories                                                                (77,655)       (332,491)
   Prepaid expenses and other assets                                           49,583         (51,453)
   Accounts payable and accrued expenses                                   (1,353,224)        866,054
                                                                         ------------    ------------

Net cash (used in) provided by operating activities                      $ (2,620,881)   $     86,793
                                                                         ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Payments for acquisition of Medicine Made
   Easy net of cash acquired of $ 92,854                                 $ (2,257,146)   $       --
   Purchase of property and equipment                                         (30,400)        (17,545)
                                                                         ------------    ------------
   Net cash used in investing activities                                 $ (2,287,546)   $    (17,545)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of Preferred Stock                             $  6,063,682    $       --
   Net proceeds from line of credit                                        10,425,000       1,450,000
   Repayment of line of credit                                            (10,890,081)     (2,443,936)
   Repayment of long-term debt                                                (52,085)        (13,758)
                                                                         ------------    ------------

Net cash provided by (used in) financing activities                      $  5,546,516    $ (1,007,694)
                                                                         ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     $    638,089    $   (938,446)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                           212,927       1,559,460
                                                                         ------------    ------------

CASH AND CASH EQUIVALENTS,END OF PERIOD                                  $    851,016    $    621,014
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

              The purchase price consisted of:
              Cash paid to seller prior to closing             $ 300,000
              Cash paid at closing                             2,250,000
              Notes payable-subordinated                       2,400,000
              Direct acquisition costs                           496,898
              Liabilities assumed                              2,060,551
              Fair value of warrants issued                       27,354
                                                             ------------
              Total                                          $ 7,534,803
                                                             ============


              The purchase price was allocated as follows:
              Current Assets                                 $ 1,253,906
              Property and equipment                             202,461
              Identified intangible assets                     1,841,368
              Goodwill                                         4,237,068
                                                             ------------
              Total                                          $ 7,534,803
                                                             ============



The following pro forma results were developed assuming the acquisition of Medicine Made Easy occurred January 1, 2002. In addition, the sale of the Series C convertible preferred stock is also presumed to have occurred on January 1, 2003.

                                       Three Months Ended     Six Months Ended
                                          June 30, 2002         June 30, 2002
                                       -------------------   -----------------
                                       -------------------   -----------------
Revenue                                $   11,911,964        $   22,878,999
Net loss                               $     (526,392)       $     (754,306)
Basic and diluted loss per share       $     (.17)           $     (.24)

                                       Three Months Ended     Six Months Ended
                                          June 30, 2003         June 30, 2003
                                       -------------------   -----------------
                                       -------------------   -----------------
Revenue                                $   13,846,808        $   28,075,591
Net loss                               $   (1,561,986)       $   (1,894,043)
Basic and diluted loss per share       $     (.50)           $     (.61)

NOTE F  INTANGIBLE ASSETS

Intangible assets as of June 30, 2003 and December 31, 2002 are as follows:


                                          June 30, 2003                       December 31, 2002
                               -------------------------------------    ------------------------------

                               Useful                   Accumulated                      Accumulated
                                Life       Cost         Amortization        Cost        Amortization
                             ---------- ------------    --------------    ----------    --------------
Intangible assets:
   Customer lists            5 Years    $ 2,030,745       $ (369,100)     $ 865,000       $ (244,250)
   California License        Perpetual      478,616       -                       -                 -
   Non-Compete Covenant      3 Years        147,007           (8,000)             -                 -
   Software                  5 Years         50,000           (1,650)             -                 -
   Other                     5 Years         45,000          (17,250)        45,000          (12,750)
                                        ------------    --------------    ----------    --------------
Total                                   $ 2,751,368       $ (396,000)     $ 910,000       $ (257,000)
                                        ============    ==============    ==========    ==============


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


THE COMPANY HAS ACCRUED AN ESTIMATED COST OF $150,000 FOR THE NEW JERSEY MEDICAID AUDIT.


CALIFORNIA AIDS DRUG ASSISTANCE PROGRAM (ADAP) AUDIT. ADAP has commenced a review of the Company's billing in California. In particular, ADAP will review whether the appropriate procedures were followed and whether the requisite consents were obtained. The Company is in the process of providing ADAP with the requested documents.

THE COMPANY HAS NOT ACCRUED AN ESTIMATED COST FOR THE CALIFORNIA ADAP MATTER BECAUSE AN ESTIMATE OF THE EXPOSURE, IF ANY, CANNOT BE MADE AT THIS TIME. IN ADDITION, THE COMPANY HAS NEGOTIATED A DECREASE IN THE AMOUNT DUE TO THE SELLERS OF THE MME BUSINESS EQUAL TO ANY ASSESSMENT RESULTING FROM THIS CONTINGENCY.




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

                                                    Three Months Ended
                                                -----------------------------
                                                 June 30,          June 30,
                                                   2003              2002
                                                ------------    -------------

Net loss, as reported                           $ (955,051)      $ (235,125)
Deduct: Total stock-based employee
compensation expense determined
under fair value method used                       (22,517)          (5,881)
                                                ------------    -------------
Net loss, pro forma                             $ (977,568)      $ (241,006)
                                                ============    =============

Net loss per share; Basic and diluted,
as reported                                       $   (.31)         $  (.08)
                                                ============    =============

Basic and diluted, pro forma                      $   (.32)         $  (.08)
                                                ============    =============

                                                    Six Months Ended
                                             --------------------------------
                                                 June 30,           June 30,
                                                   2003              2002
                                             ---------------    -------------

Net loss, as reported                         $ (1,156,661)      $ (338,642)
Deduct: Total stock-based employee
compensation expense determined
under fair value method used                       (45,034)         (11,761)
                                             ---------------    -------------
Net loss, pro forma                           $ (1,201,695)      $ (350,403)
                                             ===============    =============

Net loss per share; Basic and diluted,
as reported                                       $   (.37)         $  (.11)
                                             ===============    =============

Basic and diluted, pro forma                      $   (.39)         $  (.11)
                                             ===============    =============

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


THE INCREASE IN NET SALES FOR THE SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE SAME PERIOD IN 2002 IS ATTRIBUTABLE TO VOLUME GROWTH WITH THE ADDITION OF NEW PATIENTS IN THE NEW YORK, TEXAS, AND FLORIDA DIVISIONS. NET SALES IN NEW YORK INCREASED BY APPROXIMATELY $3,711,000 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE SAME PERIOD IN 2002. NET SALES IN TEXAS INCREASED BY APPROXIMATELY $533,000 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE SAME PERIOD IN 2002. NET SALES IN FLORIDA INCREASED BY APPROXIMATELY $453,000 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE SAME PERIOD IN 2002. HOWEVER, FLORIDA DID NOT BEGIN TO GENERATE SALES UNTIL DECEMBER 2002.

THE ACQUISITION OF MME ON MAY 1, 2003 RESULTED IN INCREASED SALES OF APPROXIMATELY $3,580,000 FOR THE PERIOD COMMENCING MAY 1, 2003 THROUGH JUNE 30, 2003.


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

IN DECEMBER 2002, THE CALIFORNIA MEDICAL PROGRAM REDUCED REIMBURSEMENT RATES BY 5%. THE DROP IN REIMBURSEMENT RATES, PLUS A PRICE INCREASE IN SOME PRODUCTS BY MME'S WHOLESALER, CONTRIBUTED TO THE DECREASE IN GROSS MARGIN.

THE COMPANY'S GROSS MARGINS IN THE SECOND QUARTER OF 2003 DECREASED APPROXIMATELY 0.66% AS COMPARED WITH THE GROSS MARGIN IN THE FIRST QUARTER OF 2003 PRIMARILY DUE TO THE ACQUISITION OF MME IN MAY OF 2003. MME'S PAYOR MIX IS COMPRISED PRIMARILY OF CALIFORNIA MEDICAL. THIS PAYOR SOURCE REIMBURSEMENT RATES WERE REDUCED BY 5% IN DECEMBER 2002. THE DECREASE IN GROSS MARGIN DUE TO THE CHANGE IN PRESCRIPTION THERAPY REPRESENTS A MINIMAL CHANGE IN THE COMPANY'S SALES FOR THE PERIOD.



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


THE INCREASE IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES OF $1,787,143 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE SAME PERIOD IN 2002 WAS PRIMARILY DUE TO THE FOLLOWING FACTORS:

     - INCREASES IN CLINICAL, ADMINISTRATIVE AND SALES PERSONNEL COSTS RELATED TO THE MME ACQUISITION OF APPROXIMATELY $382,000.

     - INCREASE IN GENERAL OPERATING EXPENSE RELATED TO THE MME ACQUISITION OF APPROXIMATELY $186,000.

     - INCREASES IN CLINICAL, ADMINISTRATIVE AND SALES PERSONNEL COSTS IN THE NEW YORK AND FLORIDA DIVISIONS OF APPROXIMATELY $256,000.

     -    A BONUS PAID TO AN EXECUTIVE IN THE AMOUNT OF $100,000.

     - INCREASE IN PROFESSIONAL FEES OF APPROXIMATELY $530,000. THIS INCREASE INCLUDES AN ESTIMATED COST OF $150,000 FOR THE NJ AUDIT, APPROXIMATELY $150,000 FOR LEGAL AND ACCOUNTING FEES RELATED TO THE NJ AUDIT, APPROXIMATELY $70,000 FOR COMPLIANCE WITH HIPPA, APPROXIMATELY $75,000 FOR CONSULTING EXPENSE AND APPROXIMATELY $80,000 INCREASE IN GENERAL ACCOUNTING AND LEGAL COSTS.

     -    INCREASE IN BAD DEBT EXPENSE OF APPROXIMATELY $60,000.

     - INCREASE IN SHIPPING IN THE NEW YORK AND FLORIDA DIVISIONS OF APPROXIMATELY $65,000.

     - INCREASE IN THE COMPANY'S GENERAL AND UMBRELLA POLICIES OF APPROXIMATELY $40,000.


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

THE INCREASE IN NET SALES FOR THE THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE SAME PERIOD IN 2002 IS ATTRIBUTABLE TO VOLUME GROWTH WITH THE ADDITION OF NEW PATIENTS IN THE NEW YORK, TEXAS, AND FLORIDA DIVISIONS. NET SALES IN NEW YORK INCREASED BY APPROXIMATELY $1,927,000 FOR THE THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE SAME PERIOD IN 2002. NET SALES IN TEXAS INCREASED BY APPROXIMATELY $179,000 FOR THE THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE SAME PERIOD IN 2002. NET SALES IN FLORIDA INCREASED BY APPROXIMATELY $221,000 FOR THE THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE SAME PERIOD IN 2002. HOWEVER, FLORIDA DID NOT BEGIN TO GENERATE SALES UNTIL DECEMBER 2002. THE ACQUISITION OF MME ON MAY 1, 2003 RESULTED IN INCREASED SALES OF APPROXIMATELY $3,580,000 FOR THE PERIOD COMMENCING MAY 1, 2003 THROUGH JUNE 30, 2003.



GROSS PROFIT

Gross profit was $1,611,893 and $892,022 for the three months ended June 30, 2003 and 2002 respectively, and represents 13.29% and 14.33% of net sales, respectively. The decrease in gross margin reflects, the acquired lower gross margin business of Medicine Made Easy, and a change in the prescription therapy and payor mix as the Company devotes more of its efforts to servicing the HIV/AIDS market, as well as prescription reimbursement pricing pressure.

IN DECEMBER 2002, THE CALIFORNIA MEDICAL PROGRAM REDUCED REIMBURSEMENT RATES BY 5%. THE DROP IN REIMBURSEMENT RATES, PLUS A PRICE INCREASE IN SOME PRODUCTS BY MME'S WHOLESALER, CONTRIBUTED TO THE DECREASE IN GROSS MARGIN.

THE COMPANY'S GROSS MARGINS IN THE SECOND QUARTER OF 2003 DECREASED APPROXIMATELY 1.04% AS COMPARED WITH THE GROSS MARGIN IN THE SECOND QUARTER OF 2002 PRIMARILY DUE TO THE ACQUISITION OF MME IN MAY OF 2003. MME'S PAYOR MIX IS COMPRISED PRIMARILY OF CALIFORNIA MEDICAL. THIS PAYOR SOURCE REIMBURSEMENT RATES WERE REDUCED BY 5% IN DECEMBER 2002. THE DECREASE IN GROSS MARGIN DUE TO THE CHANGE IN PRESCRIPTION THERAPY REPRESENTS A MINIMAL CHANGE IN THE COMPANY'S SALES FOR THE PERIOD.




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


THE INCREASE IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES OF $1,402,596 FOR THE THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE SAME PERIOD IN 2002 WAS PRIMARILY DUE TO THE FOLLOWING FACTORS:

     - INCREASES IN CLINICAL, ADMINISTRATIVE AND SALES PERSONNEL COSTS RELATED TO THE MME ACQUISITION -- OF APPROXIMATELY $382,000.

     - INCREASE IN GENERAL OPERATING EXPENSE RELATED TO THE MME ACQUISITION-OF APPROXIMATELY $186,000.

     - INCREASES IN CLINICAL, ADMINISTRATIVE AND SALES PERSONNEL COSTS IN THE NEW YORK AND FLORIDA DIVISIONS -- OF APPROXIMATELY $123,000.

     -    A BONUS PAID TO AN EXECUTIVE IN THE AMOUNT OF $100,000.

     - INCREASE IN PROFESSIONAL FEES OF APPROXIMATELY $491,000. THIS INCREASE INCLUDES AN ESTIMATED COST OF $150,000 FOR THE NJ AUDIT, APPROXIMATELY $120,000 FOR LEGAL AND ACCOUNTING FEES RELATED TO THE NJ AUDIT, APPROXIMATELY $70,000 FOR COMPLIANCE WITH HIPPA, APPROXIMATELY $65,000 FOR CONSULTING EXPENSE AND APPROXIMATELY $70,000 INCREASE IN GENERAL ACCOUNTING AND LEGAL COSTS.

     -    INCREASE IN BAD DEBT EXPENSE OF APPROXIMATELY $15,000.

     - INCREASE IN SHIPPING IN THE NEW YORK AND FLORIDA DIVISIONS OF APPROXIMATELY $35,000.

     - INCREASE IN THE COMPANY'S GENERAL AND UMBRELLA POLICIES OF APPROXIMATELY $20,000.


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


THROUGH THE ACQUISITION OF MME, THE COMPANY EXPECTS ITS PATIENT BASE TO INCREASE AND POTENTIALLY GENERATE PROFITS DURING 2004. PRIOR TO THE ACQUISITION, THE COMPANY'S MANAGEMENT WAS AWARE OF THE LOSSES THAT WERE BEING GENERATED BY MME'S OPERATIONS. MANAGEMENT PLANS TO IMPLEMENT ITS METHODS AND STRATEGIES TO PROVIDE A LOWER COST OF OPERATIONS, WHILE ALSO INCREASING ITS PATIENT BASE AND PROFITS. THERE CAN BE NO ASSURANCE, HOWEVER, THAT THE COMPANY WILL BE SUCCESSFUL IN THESE ENDEAVORS.


CONTRACTUAL OBLIGATIONS

AT JUNE 30, 2003, THE COMPANY'S CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS (INCLUDING THOSE RELATED TO THE MME TRANSACTIONS) DURING THE NEXT FIVE YEARS ARE AS FOLLOWS:

       COMMITMENTS                 1-3 YEARS        4-5 YEARS          TOTAL

      ------------------------     -------------    ------------    ------------


      OPERATING LEASES                $ 656,284           $   -        $ 656,284
      CAPITAL LEASES                    326,674          25,529          352,203
      NOTES PAYABLE                   3,900,000               -        3,900,000
      REVOLVING CREDIT LINE                   -               -                -
      LONG TERM DEBT                    127,276               -          127,276

                                  -------------    ------------    -------------

                                    $ 5,010,234        $ 25,529      $ 5,035,763

                                   =============    ============    ============


ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.


         The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report on Form 10-QSB/A (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with in the requisite time periods specified in the Securities and Exchange Commission's rules and forms.

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

THE COMPANY HAS ACCRUED AN ESTIMATED COST OF $150,000 FOR THE NEW JERSEY MEDICAID AUDIT.


CALIFORNIA AIDS DRUG ASSISTANCE PROGRAM (ADAP) AUDIT. ADAP has commenced a review of the Company's billing in California. In particular, ADAP will review whether the appropriate procedures were followed and whether the requisite consents were obtained. The Company is in the process of providing ADAP with the requested documents.

THE COMPANY HAS NOT ACCRUED AN ESTIMATED COST FOR THE CALIFORNIA ADAP MATTER BECAUSE AN ESTIMATE OF THE EXPOSURE, IF ANY, CANNOT BE MADE AT THIS TIME. IN ADDITION, THE COMPANY HAS NEGOTIATED A DECREASE IN THE AMOUNT DUE TO THE SELLERS OF THE MME BUSINESS EQUAL TO ANY ASSESSMENT RESULTING FROM THIS CONTINGENCY.



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



The nominees for election to the Company's Board of Directors received the following votes:

                                        For           Withhold/Abstention
                                    --------------- -----------------------

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


                                    Date:   OCTOBER 1, 2003



                                            ALLION HEALTHCARE, INC.



                                            By: /S/ MICHAEL P. MORAN

                                            Michael P. Moran
                                            Director, President, Chief Executive
                                            Officer, and Secretary

                                            By: /S/ BROUGHAN E. GOREY
                                            Broughan E. Gorey
                                            Chief Financial Officer