Form 10QSB
period 2003-09-30
ALLION HEALTHCARE INC
filed 2003-11-14
CIK 847935

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                     OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number:0-17821

                             ALLION HEALTHCARE, INC.
           (Name of small business issuer as specified in its charter)

          DELAWARE                                        11-2962027
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                        33 WALT WHITMAN ROAD, SUITE 200A,
                          HUNTINGTON STATION, NY 11746
                         (Address of principal executive
                                    offices)

         Issuer's telephone number, including area code: (631) 547-6520


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. YES  [X]        NO  [ ]

As of November 14, 2003, the total number of outstanding shares of the Registrant's common stock was 3,100,000.

Transitional small business disclosure format (check one): YES  [ ]     NO  [X]

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION
     Item 1: Financial Statements:
           Condensed Consolidated Balance Sheets as of September 30, 2003
           (Unaudited) and December 31, 2002.................................. 3
           Condensed Consolidated Statements of Operations for the Nine Months
           Ended September 30, 2003 and 2002 (Unaudited) ..................... 4
           Condensed Consolidated Statements of Operations for the Three Months
           Ended September 30, 2003 and 2002 (Unaudited).....................  5
           Condensed Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2003 and 2002 (Unaudited).....................  6
           Notes to Condensed Consolidated Financial Statements (Unaudited)....7
    Item 2: Management's Discussion and Analysis or Plan of Operations........12
    Item 3: Controls and Procedures.........................................  18

PART II.  OTHER INFORMATION
     Item 1: Legal Proceedings................................................19
     Item 2: Changes in Securities............................................19
     Item 3: Defaults Upon Senior Securities..................................19
     Item 4: Submission of Matters to a Vote of Security Holders..............19
     Item 5: Other Information............................................... 19
     Item 6: Exhibits and Reports on Form 8-K.................................19

SIGNATURES....................................................................20
CERTIFICATIONS................................................................21

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION






ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  At September 30,  At December 31,
                                                       2003             2002
                                                    (UNAUDITED)
                                                  ---------------   --------------
 ASSETS (NOTE E)
CURRENT ASSETS:
Cash and cash equivalents                          $    836,492    $    212,927
 Accounts receivable, (net of allowance for
  doubtful accounts of $377,032
  in 2003 and $276,605 in 2002)
  (Note J)                                            3,540,689       2,431,617
Inventories                                           1,102,345         536,211
Prepaid expenses and other current assets                94,157          63,475
                                                   ------------    ------------
Total current assets                               $  5,573,683    $  3,244,230

Property and equipment, net                             541,602         442,607
Goodwill (Note E)                                     4,237,068            --
Intangible assets (Note F)                            2,236,138         653,000
Security deposit for acquisition (Note E)                  --           200,000
Other assets                                             40,412          82,063
                                                   ------------    ------------
TOTAL ASSETS                                       $ 12,628,903    $  4,621,900
                                                   ============    ============
LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses (Note K)     $  3,756,257    $  2,708,492
Accrued financing costs                                 235,246         232,036
Notes payable-subordinated (Note E)                   2,650,000            --
Revolving credit line                                 1,217,078         465,081
Current portion of capital lease obligations             87,495          86,233
Current portion of other long-term debt                  13,854          13,879
                                                   ------------    ------------
Total current liabilities                          $  7,959,930    $  3,505,721

 LONG TERM LIABILITIES:
Note payable-subordinated (Note E)                    1,250,000       1,500,000
Capital lease obligations                               185,275         251,620
Other                                                   109,229         108,147
                                                   ------------    ------------
Total liabilities                                  $  9,504,434    $  5,365,488
                                                   ------------    ------------
CONTINGENCIES (Note G)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, shares
  authorized 20,000,000; issued and
  outstanding 2,414,168 in 2003;
  1,179,168 in 2002                                $      2,414    $      1,179
Common stock, $.001 par value;
  shares authorized 80,000,000; issued
  and outstanding 3,100,000                               3,100           3,100
Additional paid-in capital                           10,261,526       4,171,725
Accumulated deficit                                  (7,142,571)     (4,919,592)
                                                   ------------    ------------
Total stockholders' equity (deficit)               $  3,124,469    $   (743,588)
                                                   ------------    ------------
Total liabilities and stockholders'
  equity (deficit)                                 $ 12,628,903    $  4,621,900
                                                   ============    ============





            See notes to condensed consolidated financial statements.


Note: The balance sheet at December 31, 2002 has been derived from the audited financials statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the balance sheet at December 31, 2002 to conform with the current period presentation. To review complete financial statements, refer to the Annual Report on Form 10-KSB.


                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Nine months ended
                                                         September 30,
                                                     2003              2002
                                                 ------------      ------------

Net sales (Note J)                               $ 34,251,607      $ 19,372,263
Cost of goods sold (Note K)                        29,918,954        16,793,105
                                                 ------------      ------------

Gross profit                                     $  4,332,653      $  2,579,158

Operating expenses:
Selling, general and
  administrative expenses                           6,362,059         3,328,431
                                                 ------------      ------------

Operating loss                                   $ (2,029,406)     $   (749,273)

Interest expense                                     (179,327)          (72,975)
                                                 ------------      ------------

Loss before income taxes                         $ (2,208,733)     $   (822,248)

Provision for income taxes                             14,246            12,827
                                                 ------------      ------------

Net loss                                         $ (2,222,979)     $   (835,075)
                                                 ============      ============

Basic and diluted loss per common share          $       (.72)     $       (.27)
                                                 ============      ============

Basic and diluted weighted average of
  common shares outstanding                         3,100,000         3,100,000
                                                 ============      ============

            See notes to condensed consolidated financial statements.




                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three months ended
                                                           September 30,
                                                     2003               2002
                                                 ------------      ------------

Net sales (Note J)                               $ 13,818,026      $  7,218,269
Cost of goods sold (Note K)                        12,291,700         6,418,806
                                                 ------------      ------------

Gross profit                                     $  1,526,326      $    799,463

Operating expenses:
Selling, general and
  administrative expenses                           2,513,412         1,266,926
                                                 ------------      ------------

Operating loss                                   $   (987,086)     $   (467,463)

Interest expense                                      (74,232)          (26,594)
                                                 ------------      ------------

Loss before income taxes                         $ (1,061,318)     $   (494,057)

Provision for income taxes                              5,000             2,376
                                                 ------------      ------------

Net loss                                         $ (1,066,318)     $   (496,433)
                                                 ============      ============

Basic and diluted loss per common share          $       (.34)     $       (.16)
                                                 ============      ============

Basic and diluted weighted average
  of common shares outstanding                      3,100,000         3,100,000
                                                 ============      ============

            See notes to condensed consolidated financial statements.



                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (NOTE L)


                                                      Nine months ended September 30,
                                                       ----------------------------
                                                            2003            2002
                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $ (2,222,979)   $   (835,075)
Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                            419,368         246,205
   Provision for doubtful accounts                          175,025          25,771
   Loss on sale of asset                                      5,575            --

Changes in operating assets and liabilities:
   Accounts receivable                                     (486,246)       (387,514)
   Inventories                                             (209,982)        (83,950)
   Prepaid expenses and other assets                         10,689         (61,696)
   Accounts payable and accrued expenses                 (1,486,485)        954,762
                                                       ------------    ------------

Net cash used in operating activities                  $ (3,795,035)   $   (141,497)
                                                       ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Payments for acquisition of Medicine
     Made Easy net of cash acquired of $ 92,854        $ (2,257,146)   $       --
   Purchase of property and equipment                       (62,968)        (33,085)
                                                       ------------    ------------
   Net cash used in investing activities               $ (2,320,114)   $    (33,085)
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of Preferred Stock           $  6,063,682    $       --
   Net proceeds from line of credit                      19,345,000       2,650,000
   Repayment of line of credit                          (18,593,003)     (3,436,355)
   Payment of deferred financing costs                         --           (43,879)
   Repayment of long-term debt                              (76,965)        (28,676)
                                                       ------------    ------------

Net cash provided by (used in) financing activities    $  6,738,714    $   (858,910)
                                                       ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   $    623,565    $ (1,033,492)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                         212,927       1,559,460
                                                       ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $    836,492    $    525,968
                                                       ============    ============


            See notes to condensed consolidated financial statements.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

NOTE A     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE C     NET LOSS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted per share amounts include dilutive common equivalent shares. Common equivalent shares, consist of the incremental common shares issuable upon the exercise of stock options and warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the nine months ended September 30, 2003 and 2002 do not include the impact of common stock options and warrants then outstanding, as the effect of their inclusion would be anti-dilutive.

NOTE D     ISSUANCE OF PREFERRED STOCK

In April 2003, the Company raised $6,175,000 in a private placement with several investors. The Company sold 1,235,000 shares of Series C convertible preferred stock at $5.00 per share. There will be no dividends payable on the shares, unless the Company, in its sole discretion declares a dividend with respect to the common stock. In the event of any liquidation, these shares shall share on a pari passu basis in liquidation with the Series A and B preferred stock outstanding. A portion of the proceeds of the sale of the Series C convertible preferred stock was used in connection with the Company's $1,475,000 settlement of its lawsuit with Morris and Dickson.

NOTE E     ACQUISITION

On May 1, 2003, the Company acquired Medicine Made Easy (MME). MME fills specialty oral and injectable prescription medications and biopharmaceuticals. MME began operations in January 1999 in the State of California. The aggregate consideration for the acquisition was $4,950,000, subject to post-closing adjustments, and warrants to purchase 227,273 shares of the Company's common stock for $11.00 per share. $300,000 of the purchase price was paid in cash prior to closing as a lock-up fee, of which $200,000 was paid as of December 31, 2002. $2,250,000 of the purchase price was paid in cash at closing. $1,150,000 of the purchase price was paid by subordinated secured promissory notes payable on May 1, 2004. The remaining $1,250,000 was paid by subordinated secured promissory notes payable on May 1, 2005. These notes payable accrue interest at a rate of Prime Rate plus 2% per annum. The Prime Rate as of September 30, 2003 was 4.00%. The notes payable are secured by cash, cash equivalents, accounts receivable, inventory, fixed and other assets of the Company, and are subordinated to the Company's senior indebtedness.

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

                                       Three Months Ended     Nine Months Ended
                                       September 30, 2002    September 30, 2002
                                       ------------------    -------------------
   Revenue                               $12,902,909           $  35,781,908
   Net loss                              $  (675,438)          $  (1,429,744)
   Basic and diluted loss per share      $      (.22)          $        (.46)

                                       Three Months Ended     Nine Months Ended
                                       September 30, 2003    September 30, 2003
                                       ------------------    -------------------
   Revenue                               $13,818,026           $  41,893,617
   Net loss                              $(1,049,849)          $  (2,943,893)
   Basic and diluted loss per share      $      (.34)          $        (.95)

NOTE F    INTANGIBLE ASSETS

Intangible assets as of September 30, 2003 and December 31, 2002 are as follows:

                                           September 30, 2003               December 31, 2002
                                      -----------------------------  ----------------------------

                          Useful                     Accumulated                    Accumulated
                           Life          Cost        Amortization      Cost         Amortization
                          -----------------------    ------------   -----------    --------------
Intangible assets:
   Customer lists         5 Years     $ 2,030,745    $  (471,145)   $   865,000    $  (244,250)
   California License     Perpetual       478,616           --             --             --
   Non-Compete Covenant   3 Years         147,007        (20,418)          --             --
   Software               5 Years          50,000         (4,167)          --             --
   Other                  5 Years          45,000        (19,500)        45,000        (12,750)
                                      -----------    -----------    -----------    -----------
Total                                 $ 2,751,368    $  (515,230)   $   910,000    $  (257,000)
                                      ===========    ===========    ===========    ===========


Amortization of intangible assets for the nine months ended September 30, 2003 and 2002 was approximately $258,230, and $136,500, respectively. The annual amortization expense on these assets for 2003 will be approximately $377,000. The annual amortization on these assets for 2004 and 2005 will be approximately $474,000 per year. The annual amortization expense for 2006, 2007, and 2008 will be approximately $365,000, $243,000, and $81,000, respectively.

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

NOTE H     RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No 5, 57, and 107 and Rescission of FASB Interpretation No 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No 51." FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's financial statements.

In June 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends SFAS 133 and certain other FASB standards for decisions made by the FASB as part of the Derivatives Implementation Group process. Among other changes, the standard clarifies the definition of a derivative financial instrument. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective dates. In addition, certain provisions of SFAS 149 that apply to forward purchases or sales of when-issued securities or other securities that do not yet exist are applicable to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's financial statements.

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



                                                         Three Months Ended
                                                 ---------------------------------
                                                   September 30,    September 30,
                                                        2003            2002
                                                 ---------------------------------

Net loss, as reported                            $(1,066,318)       $  (496,433)
Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value method used                              (8,001)           (51,180)
                                                 -----------        -----------
Net loss, pro forma                              $(1,074,319)       $  (547,613)
                                                 ===========        ===========

Net loss per share;
  Basic and diluted,
  as reported                                    $      (.34)       $      (.16)
                                                 ===========        ===========

Basic and diluted, pro forma                     $      (.35)       $      (.18)
                                                 ===========        ===========


                                                        Nine Months Ended
                                                 ---------------------------------
                                                 September 30,      September 30,
                                                      2003               2002
                                                 ---------------------------------

Net loss, as reported                             $(2,222,979)      $  (835,075)
Deduct: Total stock-based employee
  compensation expense determined
  under fair value method used                        (53,035)          (62,941)
                                                  -----------       -----------
Net loss, pro forma                               $(2,276,014)      $  (898,016)
                                                  ===========       ===========

Net loss per share;
  Basic and diluted,
  as reported                                     $      (.72)      $      (.27)
                                                  ===========       ===========

Basic and diluted, pro forma                      $      (.73)      $      (.29)
                                                  ===========       ===========


NOTE J     CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company provides prescription medications to its customers in the United States through its four wholly owned subsidiaries. Credit losses relating to customers historically have been minimal and within management's expectations.

At December 31, 2002, the Company maintained approximately 82.92% of its cash and cash equivalents with one financial institution.

At September 30, 2003, the Company maintained approximately 90.64% of its cash and cash equivalents with two financial institutions.

Under certain federal and state third-party reimbursement programs, the Company received net patient revenues of approximately $28,526,000 and $15,338,000 for the nine months ended September 30, 2003 and September 30, 2002, respectively. The Company received net patient revenues of approximately of $11,708,000 and $5,705,000 for the three months ended September 30, 2003 and 2002, respectively. At September 30, 2003 and December 31, 2002, the Company had an aggregate outstanding receivable from federal and state agencies of approximately $3,129,000 and $1,953,000, respectively.

NOTE K     MAJOR SUPPLIERS

During the nine months ended September 30, 2003 and 2002, the Company purchased approximately $28,422,000 from three major suppliers and $15,721,000 from two major suppliers, respectively. During the three months ended September 30, 2003 and 2002, the Company purchased approximately $12,155,000 from three major suppliers, and $6,277,000 from two major suppliers, respectively. Amounts due to these suppliers at September 30, 2003 and December 31, 2002 were approximately $2,489,000 and $595,400 respectively.

In September 2003, the Company expanded its relationship with one of the drug wholesalers which improved the Company's payment terms from 13 days to 31 days. The Company signed a five-year purchase agreement with that drug wholesaler that requires certain minimum purchase commitments over the term of the agreement and provides for certain penalties as defined in the agreement if those commitments are not met.

NOTE L     SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

In connection with the acquisition of Medicine Made Easy on May 1, 2003 the Company issued two notes payable to the seller in the amount of $2,400,000.

Equipment acquired under capital lease obligations during the nine months ended September 30, 2003 and 2002 were $0 and $185,000, respectively.

Deferred financing costs incurred during the nine months ended September 30, 2002 for ongoing financing activities were $440,512.

Income taxes paid for the nine months ended September 30, 2003 and 2002 were $15,666 and $10,872, respectively.

Interest paid for the nine months ended September 30, 2003 and 2002 were $164,096 and $71,412, respectively.


                    ALLION HEALTHCARE, INC. AND SUBSIDIAIRIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following Management's Discussion and Analysis or Plan of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors, including, without limitation, the Company's cash constraints, the Company's limited operating history, the ability of the Company to market its customized packaging system and the acceptance of such system by healthcare providers and patients, the ability of the Company to manage its growth with a limited management team, the ability of the Company to integrate acquisitions, and the other risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including without limitation the Company's Quarterly and Annual Reports on Forms 10-QSB and 10-KSB, respectively.

                              RESULTS OF OPERATIONS

                 NINE MONTHS ENDED SEPTEMEBER 30, 2003 AND 2002
NET SALES

Net sales for the nine months ended September 30, 2003 increased to $34,251,607 from $19,372,263 for the nine months ended September 30, 2002, an increase of 76.81%.

The increase in net sales for the nine months ended September 30, 2003 as compared to the same period in 2002 is attributable to volume growth with the addition of new patients in New York, Texas, and Florida divisions. Net sales in New York increased by approximately $5,200,000 for the nine months ended September 30, 2003 as compared to the same period in 2002. Net sales in Texas increased by approximately $226,000 for the nine months ended September 30, 2003 as compared to the same period in 2002. Net sales in Florida increased by approximately $651,000 for the nine months ended September 30, 2003 as compared to the same period in 2002. However, Florida did not begin to generate sales until December 2002.

The acquisition of MME on May 1, 2003 resulted in increased sales of approximately $8,802,000 for the period commencing May 1, 2003 through September 30, 2003.

GROSS PROFIT

Gross profit was $4,332,653 and $2,579,158 for the nine months ended September 30, 2003 and 2002 respectively, and represents 12.65% and 13.31% of net sales, respectively. The Company's gross margins for the nine months ended September 30, 2003 decreased by approximately .66% as compared with the gross margins for September 30, 2002, due to the Company devoting more of its efforts to servicing the HIV/AIDS market, as well as, a 2% prescription reimbursement rate decrease by New York Medicaid and ADAP (AIDS Drugs Assistance Program) in July 2003. The acquisition of MME in May 2003 had a minimal effect on the overall Company's gross margin. MME experienced a slight improvement in its gross margin during the third quarter. MME's payor mix is comprised primarily of California MediCal. The reimbursement rates of this payor source were reduced by 5% in December 2002.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $6,362,059 and $3,328,431 for the nine months ended September 30, 2003 and 2002, respectively, and represented 18.57% and 17.18% of net sales, respectively.

The increase in selling, general and administrative expenses of $3,033,628 for the nine months ended September 30, 2003 as compared to the same period in 2002 was primarily due to the following factors:

     - increases in clinical, administrative and sales personnel costs related to the MME acquisition of approximately $1,009,000;
     - increase in general operating expenses related to the MME acquisition of approximately $479,000;
     - increase in depreciation and amortization expenses related to the MME acquisition of approximately $172,000;

     - increases in clinical, administrative and sales personnel costs in the New York and Florida divisions of approximately $262,000;
     -    a bonus paid to an executive in the amount of $100,000;
     - increase in professional fees of approximately $675,000. This increase includes an estimated cost of $150,000 for the NJ Audit, approximately $176,000 for legal and accounting fees related to the NJ Audit, approximately $70,000 for compliance with HIPPA, approximately $119,000 for consulting expense and approximately $160,000 increase in general accounting and legal costs;
     -    increase in bad debt expense of approximately $149,000;
     - increase in shipping in the New York and Florida divisions of approximately $92,000; and
     - increase in the Company's general and umbrella policies of approximately $78,000

OPERATING LOSS

Operating losses were $2,029,406 and $749,273 for the nine months ended September 30, 2003 and 2002, respectively and represents 5.92% and 3.87% of net sales, respectively. The increase in operating loss is attributable to an increase in selling, general and administrative expenses, lower gross margin reflecting a 2% prescription reimbursement rate decrease by New York Medicaid and ADAP in July 2003, and the acquisition of Medicine Made Easy, which contributed approximately $573,000 in operating loss for the period commencing May 1, 2003 through September 30, 2003.

INTEREST EXPENSE

Interest expenses were $179,327 and $72,975 for the nine months ended September 30, 2003 and 2002, respectively. The increase in interest expense is primarily attributable to the Company's increased short-term borrowing from its revolving credit facility and interest on the secured promissory notes payable related to the acquisition.

PROVISION FOR INCOME TAXES

For the nine months ended September 30, 2003, the Company recorded a provision for income taxes of $14,246, as compared to an income tax provision of $12,827 for the comparable period in the prior year. The provision for income taxes relates primarily to franchise tax payments. Deferred tax assets related to net operating loss carry-forward from the acquisition of Medicine Made Easy have been fully reserved by a valuation allowance. As a result of the change in ownership, certain limitations may apply on their utilization.

NET LOSS

For the nine months ended September 30, 2003, the Company recorded a net loss of $2,222,979 as compared to a net loss of $835,075 for the comparable period in the prior year. This increase in net loss is attributable to the increase in selling, general and administrative expenses, lower gross margin, and an increase in interest expense for the period.

                              RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NET SALES

Net sales for the three months ended September 30, 2003 increased to $13,818,026 from $7,218,269 for the three months ended September 30, 2002, an increase of 91.43%.

The increase in net sales for the three months ended September 30, 2003 as compared to the same period in 2002 is attributable to volume growth with the addition of new patients in New York and Florida divisions. Net sales in New York increased by approximately $1,486,000 for the three months ended September 30, 2003 as compared to the same period in 2002. Net sales in Florida increased by approximately $198,000 for the three months ended September 30, 2003 as compared to the same period in 2002. However, Florida did not begin to generate sales until December 2002. Net sales in Texas decreased by approximately $307,000 for the three months ended September 30, 2003 as compared to the same period in 2002.

The acquisition of MME on May 1, 2003 resulted in increased sales of approximately $5,222,000 for the period commencing July 1, 2003 through September 30, 2003.

GROSS PROFIT

Gross profit was $1,526,326 and $799,463 for the three months ended September 30, 2003 and 2002 respectively, and represents 11.05% and 11.07% of net sales, respectively. The Company's gross margins in the third quarter of 2003 decreased slightly approximately 0.02% as compared with the gross margin in the third quarter of 2002. Although, the Company, in the three months ended September 30, 2003 experienced a 2% prescription reimbursement rate decrease by New York Medicaid and ADAP in July 2003, the difference in gross margin between quarters is minimized due to the third quarter of 2002 reflecting additional costs for changes in business terms from a drug wholesaler.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $2,513,412 and $1,266,926 for the three months ended September 30, 2003 and 2002, respectively, and represented 18.19 % and 17.55% of net sales, respectively.

The increase in selling, general and administrative expenses of $1,246,486 for the three months ended September 30, 2003 as compared to the same period in 2002 was primarily due to the following factors:

     - increases in clinical, administrative and sales personnel costs related to the MME acquisition of approximately $627,000;
     - increase in general operating expenses related to the MME acquisition of approximately $293,000;
     - increase in depreciation and amortization expenses related to the MME acquisition of approximately $106,000;

     - increase in professional fees of approximately $145,000. This increase includes approximately $26,000 for legal and accounting fees related to the NJ Audit, approximately $44,000 for consulting expense and approximately $75,000 increase in general accounting and legal costs;
     -    increase in bad debt expense of approximately $89,000;
     - increase in shipping in the New York and Florida divisions of approximately $37,000; and
     - increase in the Company's general and umbrella policies of approximately $38,000.



OPERATING LOSS

Operating losses were $987,086, and $467,463 for the three months ended September 30, 2003 and 2002, respectively and represents 7.14% and 6.47% of net sales, respectively. The increase in operating loss is attributable to an increase in selling, general and administrative expenses, lower gross margin reflecting a 2% prescription reimbursement rate decrease by New York Medicaid and ADAP in July 2003, and the acquisition of Medicine Made Easy, which contributed approximately $339,000 in operating loss.

INTEREST EXPENSE

Interest expenses were $74,232 and $26,594 for the three months ended September 30, 2003 and 2002, respectively. The increase in interest expense is primarily attributable to the Company's increased short-term borrowing from its revolving credit facility and interest on the secured promissory notes payable related to the acquisition of Medicine Made Easy.

PROVISION FOR INCOME TAXES

For the three months ended September 30, 2003, the Company recorded a provision for income taxes of $5,000, as compared to an income tax provision of $2,376 for the comparable period in the prior year. The provision for income taxes relates primarily to franchise tax payments. Deferred tax assets related to net operating loss carry-forward from the acquisition of Medicine Made Easy have been fully reserved by a valuation allowance. As a result of the change in ownership, certain limitations may apply on their utilization.

NET LOSS

For the three months ended September 30, 2003, the Company recorded a net loss of $1,066,318, as compared to a net loss of $496,433 for the comparable period in the prior year. This increase in net loss is attributable to the increase in selling, general and administrative expenses, lower gross margin, and an increase in interest expense for the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company purchases the medications it needs to fill prescriptions from wholesalers, who require that almost all purchases be made in cash. The Company is reimbursed by third party payors, on average, within 30 days after a prescription is filled and a claim is submitted in the appropriate format. Accordingly, the Company needs significant cash resources to operate. At September 30, 2003, the Company's cash balance was $836,492.

In addition, the Company has a revolving credit facility of up to $6.0 million available for short-term borrowings, with an expiration date of April 21, 2006. Borrowings are based on the Company's accounts receivable. At September 30, 2003, the Company's borrowing capacity was approximately $1,900,000, and its borrowings under this facility were $1,217,078. The bank has yet to include MME's accounts receivable in the Company's total borrowing capacity. Borrowings under the facility bear interest at Prime Rate plus two percent per annum, and are collateralized by a perfected and primary security interest in all assets, accounts receivable, trademarks, and licenses of the Company. In connection with this credit line, the Company is required to comply with certain financial covenants. As of December 31, 2002, the Company was not in compliance with certain of these covenants. Subsequent to year-end, the Company obtained a waiver from the bank for this non-compliance. The Company is compliant with these covenants at September 30, 2003.

The Company has a loan from a bank for $1,500,000 that accrues interest at Prime Rate per annum, with the full principal payable in March of 2004. The Prime Rate at September 30, 2003 was 4.00%. If the Company does not have sufficient available cash to repay the loan, it will need to extend the term of this loan for an additional year. In the past, the lender has been willing to extend the term, but there can be no assurance that the lender will continue to do so.

In April 2003, the Company raised $6,175,000 in a private placement with several investors. The Company sold 1,235,000 shares of Series C convertible preferred stock at $5.00 per share. There will be no dividends payable on the shares, unless the Company, in its sole discretion declares a dividend with respect to the common stock. In the event of any liquidation, these shares shall share on a pari passu basis in liquidation with the Series A and B preferred stock outstanding. $2,250,000 of the proceeds was used to fund the acquisition of Medicine Made Easy. $1,475,000 of the proceeds was used to settle the Company's lawsuit with Morris and Dickson. $841,789 of the proceeds was used to repay Company indebtedness. The Company has additional indebtedness to the sellers of Medicine Made Easy as described more fully below.

In September 2003, the Company expanded its relationship with one of the drug wholesalers which improved the Company's payment terms from 13 days to 31 days. The Company signed a five-year purchase agreement with that drug wholesaler that requires certain minimum purchase commitments over the term of the agreement and provides for certain penalties as defined in the agreement if those commitments are not met.

The Company may seek additional debt or equity financing to meet its working capital requirements and fund its future growth, but there can be no assurance that it will be able to secure any financing on terms acceptable to the Company.

ACQUISITION

On May 1, 2003, the Company acquired Medicine Made Easy. The aggregate consideration for the acquisition was $4,950,000, subject to post-closing adjustments, and warrants to purchase 227,273 shares of the Company's common stock for $11.00 per share. $300,000 of the purchase price was paid in cash prior to closing as a lock-up fee. $2,250,000 of the purchase price was paid in cash at closing. $1,150,000 of the purchase price was paid by subordinated secured promissory notes payable on May 1, 2004. The remaining $1,250,000 was paid by subordinated secured promissory notes payable on May 1, 2005. These notes payable accrue interest at a rate of Prime Rate plus 2% per annum. The notes payable are secured by cash, cash equivalents, accounts receivable, inventory, fixed and other assets of the Company.

Through the acquisition of MME, the Company expects its patient base to increase and potentially generate profits during 2004. Prior to the acquisition, the Company's management was aware of the losses that were being generated by MME's operations. Management plans to implement its methods and strategies to provide a lower cost of operations, while also increasing its patient base and profits. There can be no assurance, however, the Company will be successful in these endeavors.

Management intends to have an independent appraisal of MME's assets during the fourth quarter of 2003.

CONTRACTUAL OBLIGATIONS

At September 30, 2003, the Company's contractual cash obligations and commitments (including those related to the MME transactions) during the next five years are as follows:

   Commitments                         1-3 Years       4-5 Years         Total
   -----------                         ---------       ---------         -----

Operating leases                    $    558,319    $        --     $    558,319
Capital leases                           312,023          11,491         323,514
Notes payable                          3,900,000            --         3,900,000
Revolving credit line                  1,217,078            --         1,217,078
Long term debt                           127,276            --           127,276
Purchase commitments                 157,250,000     242,750,000     400,000,000
                                    ------------    ------------    ------------
                                    $163,364,696    $242,761,491    $406,126,187
                                    ============    ============    ============

In September 2003, the Company signed a five-year agreement with a drug wholesaler that requires certain minimum purchases per the agreement and requires certain penalties if these minimums are not met as defined in the agreement.

The Company's lease agreement for the New York pharmacy and corporate office will expire on December 31, 2003. Management plans to relocate to a suitable space, or if necessary, extend the term of the existing lease agreement.

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

           Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           Not Applicable.

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

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b) Reports on Form 8-K: - NONE

                                   SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          Date:   November 14, 2003


                                        ALLION HEALTHCARE, INC.



                                        By: /S/ MICHAEL P. MORAN
                                            ---------------------

                                        Michael P. Moran
                                        Director, President, Chief Executive
                                        Officer, and Secretary

                                        By: /S/ BROUGHAN E. GOREY
                                        -------------------------
                                        Broughan E. Gorey
                                        Chief Financial Officer