Form 10KSB
period 2003-12-31
ALLION HEALTHCARE INC
filed 2004-04-14
CIK 847935

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================

                                   FORM 10-KSB

  [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934 for the fiscal year ended DECEMBER 31, 2003
                                       OR
  [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


           1660 WALT WHITMAN ROAD, SUITE 105, MELVILLE, NEW YORK 11747
                    (Address of principal executive offices)


                    Issuer's telephone number: (631) 547-6520

    Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     YES [X]     NO

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB exists or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the year ended December 31, 2003 were $48,222,993.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer on April 14, 2004, based on assumed price of $6.00 per share of Common Stock (as there is no trading market for the Common Stock), was approximately $6,525,000.

                    ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                     YES [X]    NO


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 14, 2004, the Issuer had outstanding 3,100,000 shares of Common
Stock.



                       DOCUMENTS INCORPORATED BY REFERENCE


Part III of this Annual Report on Form 10-KSB incorporates information by reference from the Registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed no later than 120 days after the end of the Registrant's fiscal year.


Transitional Small Business Disclosure Format (check one):

                                                     YES      NO [X]

                             ALLION HEALTHCARE, INC.

        ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003

                                      INDEX

================================================================================

FORWARD-LOOKING STATEMENTS:___________________________________________________4


PART I.

ITEM 1.     DESCRIPTION OF BUSINESS___________________________________________5

ITEM 2.     DESCRIPTION OF PROPERTY__________________________________________25

ITEM 3.     LEGAL PROCEEDINGS________________________________________________25

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS______________26


PART II.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS_________26

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS____________________________________________27

ITEM 7.     FINANCIAL STATEMENTS_____________________________________________34

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE_____________________________________________34

ITEM 8A.    CONTROLS AND PROCEDURES__________________________________________34


PART III.

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT_______________34

ITEM 10.    EXECUTIVE COMPENSATION___________________________________________35

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,
            AND RELATED STOCKHOLDER MATTERS__________________________________35

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS___________________35

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K_________________________________35

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES___________________________37

FORWARD-LOOKING STATEMENTS:

         This Annual Report on Form 10-KSB and certain information incorporated herein by reference contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included or incorporated by reference in this Annual Report on Form 10-KSB, other than statements that are purely historical are forward looking statements. Words such as "expects," "anticipates," "plans," "believes," "seeks," "estimates," and other similar expressions or variations of such words are intended to identify these forward-looking statements.

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

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

OVERVIEW

         Allion Healthcare, Inc. provides specialty oral and injectable prescription medications to chronically ill patients. These prescriptions are filled at licensed pharmacies operating under the MOMS Pharmacy name, which are located in New York, California, Texas and Florida. The Company is licensed to dispense prescription medication in all 50 U.S. states. The Company focuses on delivering its specialty pharmacy services primarily to HIV/AIDS patients.

         The Company's objective is to enhance its market position as a leading specialty pharmacy provider of HIV/AIDS services by focusing on its core strengths and further penetrating its targeted disease market. In addition, the Company may enter select new markets, which might include product distribution of additional medication. The Company may also consider possible acquisitions of other specialty pharmacies to compliment existing product offerings and broaden the Company's geographic reach.

         The specialty pharmacy market is fragmented with many companies focusing on different product or customer niches. Historically, HIV oral and injectable medications, were administered within a hospital or physician office setting. Since the 1990's, the frequency with which these treatments have been administered outside these settings has increased dramatically in response to cost containment efforts and the introduction of new and more effective medications. The Company believes that the shift from hospital-based or office-based drug administration, to home or self-administration has created a significant opportunity for the Company across the country.

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

         Since 1999, the Company's New York and Texas offices focused on developing relationships with clinics to increase its customer base. The increased customer base resulted in steady growth of sales since the Company emerged from bankruptcy.

         On July 27, 2001, the Company purchased certain assets of Prescripticare, L.L.C. - Specialty Care Pharmacy Division ("SCPD"). The results of SCPD's operations have been included in the consolidated financial statements since that date. SCPD is a provider that fills individual patient specialty oral and injectable prescription medications as well as biopharmaceuticals.

         During the fourth quarter of 2002, the Company opened a new office in Miami, Florida, to better establish its presence in the Florida market and to develop stronger relationships with clinics in that area.

         On May 1, 2003, the Company acquired Medicine Made Easy ("MME"). The results of MME's operations have been included in the consolidated financial statements since that date. MME is a California company that fills specialty oral and injectable prescription medications and biopharmaceuticals.

CURRENT BUSINESS OPERATIONS

         COMPANY PHARMACIES. The Company owns and operates four pharmacies located in New York, California, Texas and Florida. The Company accepts only prescriptions that it can verify as being written by licensed healthcare providers. The Company does not prescribe medications or give medical advice.

         Any customer can initiate the prescription process. The customer can direct their physicians to call or fax their prescriptions to the Company or a pharmacist can contact the physician directly to obtain prescription information. The Company pharmacists are required to validate and verify the completeness of each prescription utilizing the same methodology as a traditional drugstore. This may include contacting the physician or another retail pharmacist. Once the prescription is verified, the order is usually filled and shipped the same day.

         MARKETING AND PROMOTION. The Company's sales personnel are responsible for promoting the capabilities and services of the Company to potential customers and potential referral sources. There are sales personnel who are based out of each of the Company's offices. The sales personnel report to the vice president of HIV sales.

         CUSTOMERS. The Company provided medications to approximately 3,600 individual patients in December 2003, who choose the Company as their pharmacy provider, and no single customer accounts for more than a negligible amount of revenue.

         PAYMENT AND REIMBURSEMENT. The majority of the Company's customers rely on governmental programs, such as Medicaid, Medicare and the AIDS Drug Assistance Program ("ADAP") to pay for their medications. Customers may also pay for their prescriptions by credit card, check, through a private insurance plan, or a pharmacy benefit manager with which the Company has a contract.

         The primary trend in the United States health care industry is toward cost containment. The increasing prevalence of managed care, centralized purchasing decisions, consolidation among and integration of health care providers, and competition for patients affects pricing, purchasing, and usage patterns in health care. Decisions regarding the use of a particular drug treatment are increasingly influenced by payors, including managed care organizations, pharmacy benefit managers, group purchasing organizations, regional integrated delivery systems, and similar organizations. Increasingly, these decisions are based on economic considerations including product cost and whether a product reduces the overall cost of treatment. Continued efforts by payors to eliminate, contain or reduce costs through coverage exclusions, lower reimbursement rates, greater claims scrutiny, closed provider panels, restrictions on required formularies, claim delays or denials and other similar measures could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Federal and state proposals are pending that would impose further limitations on governmental payments and that could increase patient co-payments and deductibles. Co-Payments are often difficult to collect and an increase in reimbursement through co-payments relative to state payment may result in additional costs to the Company. Federal and state agencies are examining perceived discrepancies between reported average wholesale prices ("AWP") of drugs and the actual manufacturers selling price. These agencies are in discussions with large drug manufacturers to revise reporting methods.

         In February 2000, First DataBank, Inc., which reports AWP to Medicaid programs, announced that it will report based on market prices rather than prices submitted by manufacturers. As a result, a number of state Medicaid agencies lowered the amount of reimbursement they pay for certain drugs. The Company believes federal and state agencies will continue to pursue price reductions for some of the drugs it sells which may result in lower revenues and margins.

         In September 2001, the Office of Inspector General ("OIG") for the U.S. Department of Health and Human Services issued a report titled "Medicaid's Use of Revised Average Wholesale Prices," which in part summarized the results of a joint investigation conducted by the United States Department of Justice and the National Association of Medicaid Control Fraud Units. This report looked at actual wholesale pricing data for 51 drugs. The report concluded the current method of determining AWP was "fundamentally flawed." In response to this report, the Centers for Medicare and Medicaid Services ("CMS") indicated it would continue to look for administrative and legislative solutions to the problem of accurately determining AWP. On September 16, 2002, the OIG published a revised report that estimated that pharmacies receive an average 17% discount on drugs purchased from wholesalers.

         There has been an increase in the number of suits instituted by private consumer groups and state attorney generals against drug manufacturers over prescription drug pricing. Some of these suits allege fraud through manipulating the AWP. The eventual effect of such suits, if any, on the AWP is unknown.

         A number of states are considering legislation designed to reduce their Medicaid expenditures and provide universal coverage and additional care for some populations, including proposals to impose additional taxes on providers to help finance or expand such programs. Some states may require the Company to maintain a licensed pharmacy in their states in order to qualify for reimbursement under state-administered reimbursement plans. Any of these changes could result in significant reductions in payment levels for drugs handled and services provided by the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         In October of 2003, the OIG published a report titled "State Strategies to Contain Medicaid Drug Costs." This report outlines three key strategies for states to pursue in reducing the amount of money spent on drug reimbursement. Many of these strategies are currently being used by some states. These strategies look to contain costs by (1) limiting Medicaid reimbursement for some drugs, (2) shifting from higher to lower cost drugs, and (3) limiting the amount of prescription drugs a beneficiary can obtain within a given time period. The Company expects that many states will pursue these strategies.

         At least 13 states (including California, Florida, and Texas) have implemented "preferred drug list" programs, under which drugs would not appear on an approved and reimbursable Medicaid formulary unless the Medicaid programs receive significant discounts or other concessions. New York has proposed legislation to establish a "preferred drug list" program. The drug manufacturers have instituted litigation to halt these programs but the outcome of this litigation is unknown. In Florida, the program has withstood judicial challenge. If the states prevail in these lawsuits, this could result in reductions in the reimbursement the Company receives from Medicaid programs for its services and could materially and adversely affect its business, financial condition and results of operations.

         In December 2003, federal legislation was enacted that, among other things, establishes broader Medicare benefits for prescription drugs, and alters the amount and manner in which the Medicare program will pay for prescription drugs. As a result, Medicare may become a more substantial payor for drugs purchased by Company customers. Additionally, some customers who presently have Medicaid prescription drug benefits may instead receive prescription drug benefits through the Medicare program. Medicare benefits may be less generous than Medicaid benefits or benefits presently provided by private insurance plans, which could impose greater financial responsibility for prescription drug purchases on Company customers. Moreover, drugs furnished by the Company may not be covered by Medicare or approved for Medicare formularies. Some of these changes will be implemented in 2006. Others have already been implemented, or will by implemented soon.

         As of January 1, 2004, Medicare adopted new reimbursement methodologies for covered prescription drugs, which reduced reimbursement for many drugs. In 2005, CMS will change the reimbursement methodology to be based on average sales price rather than AWP. This change in pricing may result in reductions in reimbursement amounts for drugs that the Company dispenses. Medicare will again change the reimbursement methodology in 2006 to be based on pricing established by competitive bid. This change in pricing also may result in reductions in reimbursement amounts for drugs the Company dispenses.

         The federal legislation enacted in December 2003 also authorizes the U.S. Food and Drug Administration to permit pharmacies and individuals to import pharmaceuticals from Canadian pharmacies. If implemented, this change could create substantial new supplier and price competition for the Company. Legislation has been introduced in the U.S. Congress that would explicitly permit reimportation of prescription drugs from Canada and other countries.

         SUPPLIERS. The Company purchases its inventory from various drug wholesalers, and not directly from the drug manufacturer. The Company selects wholesalers based on a number of factors, including price, credit terms and customer service. While the number of wholesalers who carry the drugs dispensed by the Company may be limited, the Company believes sufficient supply of drugs is available. There can be no assurance that the Company will be able to purchase drugs on credit terms acceptable to it. If a wholesaler does not extend credit and no other wholesaler is available, the Company's cash requirements may increase significantly which might result in a decrease in the Company's liquidity. See "Risk factors - If the Company is not able to negotiate credit terms for its inventory with its suppliers, the Company may have to rely disproportionately on other financing to increase its volume."

         During the year ended December 31, 2003, the Company purchased approximately $40,268,000 of pharmaceuticals from its three major drug suppliers including, AmeriSource Bergen, McKesson and Walsh Southwest, LLC. During the year ended December 31, 2002, the Company purchased approximately $22,459,000 of pharmaceuticals, from its two major drug suppliers including McKesson, and Walsh Southwest, LLC.

         COMPETITION. The specialty pharmacy industry is highly competitive and is undergoing consolidation. It is a fragmented industry with many large and small, public and private companies focusing on different product or customer niches. Some of the Company's competitors include:

     o specialty pharmacy distributors such as Caremark Therapeutic Services, Curative Health Services, Inc., Priority Healthcare Corporation, Accredo Health, Inc. and Chronimed, Inc.;

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

         Some of the Company's competitors have greater financial, technical, marketing and managerial resources than the Company.

         While competition is often based primarily on price and quality of service, it can also be affected by the ability to develop and maintain relationships with patients and referral sources, depth of product line, technical support systems, specific patient requirements and reputation. The Company has a specialized packaging system that it believes increases patient adherence to a medical treatment plan and therefore gives the Company an advantage over its competitors. There can be no assurance that competitive pressures will not have a material adverse affect on the Company's business, financial condition and results of operations.

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

         Guidelines posted by CMS prohibit transmission of Medicare eligibility information over the Internet. The Company is also subject to extensive regulation relating to the confidentiality and release of patient records. Additional legislation governing the distribution of medical records exists or has been proposed at both the state and federal level. As Congress and State reimbursement entities assess alternative health care delivery systems and payment methodologies, the Company cannot predict which additional reforms may be adopted or what impact they may have on the Company.

         Violations of these laws may result in fines, imprisonment and exclusion from the Medicare and Medicaid programs or other state funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes to apply if "one purpose" remuneration is to induce referrals or other conduct within the statute.

         CONFIDENTIALITY AND HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT (HIPAA). Federal and state laws protect confidentiality of medical records and information. The Company maintains medical records for each patient to whom it dispenses drugs. The Company is thus subject to some of these medical record and patient confidentiality laws, including HIPAA.

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

         On December 28, 2000, DHHS published final regulations with a compliance date of April 14, 2003 implementing HIPAA that adopted standards for the privacy of individually identifiable health information (Privacy Rules). The regulations cover health care providers, health care clearinghouses and health plans (Covered Entities). The Privacy Rules impose significant administrative and financial obligations on companies that use or disclose individually identifiable information relating to the health of a patient. The Company has developed and implemented a program to obtain compliance with these regulations.

         The HIPAA regulations impose criminal penalties on wrongful disclosure of protected health information. The Company maintains procedures and provides training to employees in an effort to comply with all of the medical record and patient confidentiality laws to which it is subject. The Company intends to comply with the privacy provisions of HIPAA. While the Company attempts to comply with all confidentiality requirements, a violation of any confidentiality law could subject it to sanctions that could reduce revenues or profits.

         In 2003, DHHS published final regulations implementing that portion of HIPAA governing the security of health information. Most Covered Entities will be required to comply with these regulations by April 21, 2005. The Company is reviewing these regulations and may be required to change some practices to comply with them.

         As part of the Administrative Simplification provision of HIPAA, DHHS published final regulations governing electronic transactions involving health information on August 17, 2000 with a compliance date of October 16, 2002 for those covered entities which submit a plan before October 16, 2002 as to how they will comply. These regulations are commonly referred to as the Transaction Standards Rule. The Transaction Standards Rule establishes standards for the most common health care transactions. Under the new standards, any party transmitting or receiving health transactions electronically must send and receive data in a single format, rather than the large number of different data formats currently used. The Transaction Standards Rule applies to the Company in connection with submitting and processing health claims. The Transaction Standards Rule also applies to many of the Company's payors and to the Company's relationships with those payors.

         In addition to its provisions regarding the confidentiality of protected health information described above, HIPAA also imposes criminal penalties for fraud against any health care benefit program, for theft or embezzlement involving health care and for false statements in connection with the payment of any health benefits. These HIPAA fraud and abuse provisions apply not only to federal programs, but also to private health benefit programs. HIPPA also broadened the authority of the OIG to exclude participants from federal health care programs. Although the Company does not know of any current violations of the fraud and abuse provisions of HIPAA, if it were found to be in violation of these provisions, the government could seek penalties against the Company including exclusion from participation in government payor programs. Significant fines could cause liquidity problems and adversely affect the results of operations.

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

         The OIG has issued regulations on permissible incentives which are those given in connection with preventive care, including pre and post natal care, and services described in the U.S. Preventive Service Task Force's Guide to Preventive Care. OIG also believes that items of nominal value given to beneficiaries are permissible even if not related to preventive care. However, permissible incentives would not include cash or cash equivalents. The Company from time to time provides some items at no charge to its patients in connection with their drug therapies, not all of which are included on the list of items specifically stated not to violate the new regulations. The Company nevertheless believes that those items are allowed by the underlying statute. A determination that the Company violated the regulations or the statute, however, could result in sanctions that reduce its revenue or profits.

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

         HEALTHCARE REFORM. Each state operates a Medicaid program funded in part by the Federal government. The states may customize their programs within federal limitations. Each state program has its own payment formula and recipient eligibility criteria. In recent years, changes in Medicare and Medicaid programs have resulted in limitations on, and reduced levels of, payment and reimbursement for a substantial portion of health care goods and services. The federal Balanced Budget Act of 1997 (even after the restoration of some funding in 1999) caused significant reductions in spending levels for the Medicare and Medicaid programs. In recent years a number of state Medicaid agencies have reduced their reimbursement rates in response to the new AWP published by First DataBank.

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

LICENSING AND REGISTRATION

         State laws require the Company be licensed as an in-state pharmacy in New York, California, Texas and Florida. The Company currently ships prescription drugs to many other states that require it to be licensed as an out of state pharmacy. The Company believes that it substantially complies with all state licensing laws applicable to its business.

         Laws enforced by the federal Drug Enforcement Agency, as well as some similar state agencies; require the Company's pharmacy locations to individually register in order to handle controlled substances, including prescription drugs. A separate registration is required at each principal place of business where the applicant manufactures, distributes, or dispenses controlled substances.

Federal and state laws require that the Company follow specific labeling and record-keeping requirements for controlled substances. The Company maintains federal and state controlled substance registrations for each of its facilities that require it, and follow procedures intended to comply with all such record-keeping requirements.

         PHARMACISTS. The Company's pharmacists must obtain state licenses to dispense drugs. The Company's pharmacists are licensed in those states where their activity requires it. Pharmacists must also comply with professional practice rules. The Company monitors its pharmacists' practices for compliance with such state laws and rules. The Company does not believe that the activities undertaken by its pharmacists violate rules governing the practice of pharmacy or medicine.

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

The Federal Trade Commission and the United States Postal Service regulate mail order drug sellers. The law requires truth in advertising, a reasonable supply of drugs to fill orders, and a right to a refund if an order cannot be filled within thirty days. To the extent applicable, the Company believes that it substantially complies with all of these requirements.

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

         EMPLOYEES. As of December 31, 2003, the Company had 68 full-time employees. None of its employees are represented by a labor union. The Company has not experienced any work stoppages and considers its employee relations to be good.

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

THE COMPANY HAS A HISTORY OF LOSSES AND IT MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

The Company has generated operating losses of approximately $3.0 million for the year ended December 31, 2003, $1.0 million for the year ended December 31, 2002 and $1.1 million for the year ended December 31, 2001. The Company's operations to date have been funded in part by private placements of its common and preferred stock and the sale of certain operations. The Company may never achieve or maintain profitability.

THE COMPANY HAS A LIMITED OPERATING HISTORY AND IT MAY BE UNABLE TO EXECUTE ITS BUSINESS PLAN EFFECTIVELY.

The Company emerged from bankruptcy on February 1, 1999. After it emerged from bankruptcy the Company discontinued its home health care business in order to focus on its specialty pharmacy business. The Company's operating history and financial data only date back to that date. Accordingly, the Company has a limited operating history and may not be able to successfully implement its business plan. Investors must consider the likelihood of the Company's success in light of the problems, delays and expenses frequently encountered in connection with the development of a new business or a business that has recently emerged from bankruptcy.

THE COMPANY WILL NEED SUBSTANTIAL ADDITIONAL CAPITAL RESOURCES, WHICH COULD PREVENT IT FROM FULLY PURSUING ITS GROWTH STRATEGY.

In order to implement the Company's business strategy, it will need substantial capital resources and will incur, from time to time, additional short-and long-term indebtedness, the terms of which depend on market and other conditions. The Company cannot be certain that existing or additional financing will be available to it on acceptable terms, if at all, especially in light of the Company's bankruptcy in 1999. As a result, the Company could be unable to fully pursue its growth strategy. Further, additional financing may involve the issuance of equity securities that would reduce the percentage ownership of the Company to then current stockholders.

THE TERMINATION OF THE COMPANY'S RELATIONSHIP WITH BRISTOL-MYERS SQUIBB MAY CAUSE THE COMPANY'S BUSINESS TO SUFFER.

In 2002, the Company entered into a cross promotion agreement with Bristol-Myers Squibb. The agreement with Bristol-Myers Squibb provided it with national sales support from Bristol-Myers Squibb's virology sales team that focuses primarily on HIV/AIDS and promoted the Company's specialty pharmacy services, including its MOMSPak packaging system, in connection with the promotion of Bristol-Myers Squibb's once-daily based HIV regimens and other HIV regimens.

In March of 2004, the Company and Bristol-Myers mutually agreed to terminate the relationship as of March 31, 2004. The termination of this relationship could cause the Company's revenues to decrease and harm its business.

THE COMPANY DISTINGUISHES ITS SERVICES FROM ITS COMPETITORS, IN PART, BY PROMOTING THE COMPANY'S MOMSPAK PACKAGING SYSTEM, BUT PATIENTS AND HEALTH CARE PROVIDERS MAY NOT ACCEPT IT, IT MAY NOT BE PERMITTED UNDER CERTAIN STATE LAWS OR ITS COMPETITORS MAY OFFER SIMILAR OR SUPERIOR PACKAGING.

In February 2002, the Company started to offer its customized packaging, known as the MOMSPak packaging system, to a limited number of its HIV/AIDS patients. The promotion of the Company's MOMSPak packaging system is a key element in its marketing program that the Company believes distinguishes it from its competition and has facilitated its access to many clinics that focus on serving HIV/AIDS patients. There can be no assurance that the medical community and patients will accept the Company's MOMSPak packaging system or that various state statutes and regulations governing the practice of pharmacy will permit its MOMSPak packaging system. Moreover, if the Company's MOMSPak packaging system is accepted, its competitors may offer similar or superior packaging. MOMSPak is not patented and the system is not proprietary, nor are there any plans to obtain any such intellectual property protection.

THE COMPANY'S GROSS PROFIT MARGINS ARE DETERMINED BY REIMBURSEMENT RATES AND SUPPLIER PRICES, AND DECREASES IN THE REIMBURSEMENT THE COMPANY RECEIVES FOR ITS PRODUCTS OR INCREASES IN ITS EXPENSES COULD HAVE A MEANINGFUL IMPACT ON ITS ABILITY TO ACHIEVE PROFITABILITY.

The Company's gross profit margins are determined by reimbursement rates from third-party payors and supplier prices. A reduction in the reimbursement the Company receives for its products or an increase in its expenses could have a meaningful impact on the Company's ability to achieve profitability. The prices the Company receives for its products depend primarily on the reimbursement rates paid by its payors due to the fact that approximately 99% of the Company's sales are subject to reimbursement by third party payors. The prices the Company pays for its products are dictated by the manufacturers and wholesalers of the products. The Company generally has very limited, if any, ability to negotiate the reimbursement rates it receives or the prices it pays and payment terms for its products. A relatively small percentage reduction in the reimbursement rates of the Company's payors or increase in the cost of its products would result in much larger reductions in the Company's gross profits.

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

IF THE COMPANY IS NOT ABLE TO NEGOTIATE CREDIT TERMS FOR ITS INVENTORY WITH ITS SUPPLIERS, THE COMPANY MAY HAVE TO RELY DISPROPORTIONATELY ON OTHER FINANCING TO INCREASE ITS VOLUME.

The Company's business plan assumes that it will be able to increase its number of customers substantially. The Company's ability to grow has been limited in part by its inability to negotiate favorable credit terms from its suppliers. The Company may become limited in its ability to continue to increase its volume if the Company is unable to maintain credit terms from its suppliers or obtain financing from third party lenders to support the Company's inventory needs in the future.

In September 2003, the Company signed a five-year agreement with Amerisource Bergen that requires minimum purchases per the agreement. If the Company has not met the minimum purchase commitments as set forth in the agreement, the Company will be charged a prorated amount of 0.20% of the projected volume remaining on the Term of the Agreement. The agreement also states that the Company's minimum purchases during the term of the agreement will be no less than $400,000,000.

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

     o changes in relationships with pharmaceutical manufacturers which allow only an exclusive or a limited number of specialty pharmacies, of which the Company is not included, to dispense their medications; or

     o the cure or a vaccine related to a chronic illness the Company services.

THE COMPANY'S SECURED LOAN AGREEMENT SIGNIFICANTLY RESTRICTS ITS ABILITY TO UNDERTAKE CERTAIN BUSINESS ACTIVITIES THAT THE COMPANY'S MANAGEMENT MAY BELIEVE ARE IMPORTANT FOR ITS SUCCESS.

The Company is party to a loan agreement with GE Capital Healthcare Financial Services ("GE Capital"), dated April 21, 1999, and most recently amended as of September 2003 that is secured by substantially all of its assets (the "Credit

Facility"). This agreement contains restrictive covenants that limit and, in some cases, prohibits the Company from undertaking certain business activities without such lender's prior consent. For example, except for limited exceptions, waivers and conditions, the Company is not permitted to take any of the following actions without the prior consent of its lender:


     o incur or permit to exist any mortgage, pledge, assignment, security interest or other encumbrance of any nature;

     o the Company will not at any time allow its consolidated net worth, as computed in accordance with GAAP, to fall below -$1,000,000;

     o the indebtedness of the Company in respect of the Subordinated Obligations in an aggregate principal amount not to exceed $3,000,000 (in the case of such Subordinated Obligations to a director of the Company) or $2,400,000 (in the case of such Subordinated Obligations issued to the previous owners of MME).

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

As of December 31, 2003, the Company was in compliance with all of these covenants.

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

Many of the Company's competitors have substantially greater resources and more established operations and infrastructure than the Company. A significant factor in effective competition will be the Company's ability to maintain and expand relationships with third-party payors who can effectively determine the pharmacy source for their enrollees.

THE COMPANY RELIES ON A FEW KEY EMPLOYEES WHOSE ABSENCE OR LOSS COULD ADVERSELY AFFECT ITS BUSINESS.

Many key responsibilities within the Company's business have been assigned to a small number of employees. The loss of their services could adversely affect the Company's business. In particular, the loss of the services of Michael P. Moran, the Company's Chairman, President, Chief Executive Officer, Secretary, and Acting Chief Financial Officer, or Mikelynn Salthouse, its Vice President, HIV Sales, could disrupt the Company's operations. The Company does not maintain "key person" life insurance policies on any of its employees. As a result, the Company is not insured against any losses resulting from the death of its key employees.

A PROLONGED MALFUNCTION OF THE COMPANY'S MOMSPAK AUTOMATED PACKAGING SYSTEM COULD HURT THE COMPANY'S RELATIONS WITH THE PATIENTS IT SERVES AND THE COMPANY'S ABILITY TO GROW.

A majority of the prescriptions for the patients the Company serves require taking multiple combinations of medications many times a day. The Company relies on its MOMSPak packaging system to fill a significant portion of the prescriptions that it receives and expects this percentage to continue to increase in the future. Many of the patients the Company serves prefer receiving their medication in the Company's MOMSPak. In addition, health care providers have expressed interest in this packaging system and they believe the Company's MOMSPak packaging system increases the likelihood of patient adherence to their medication protocols. The Company currently owns only two MOMSPak machines. If one or both of these machines fail to function properly for a prolonged period, the Company will have to fill prescriptions using the other machine, if possible, by hand using pill boxes or by otherwise sorting the various drug combinations into individual doses. One machine would likely not be able to take over all the prescriptions of the other and hand sorting is more time consuming and costly. Delays or failure to package medications by the Company's MOMSPak packaging system caused by such a failure could result in its loss of a substantial portion of its MOMSPak patients.

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

Shipping is essential to the Company's operations and represents a significant expense that it does not pass on to its customer because governmental programs will not provide additional reimbursement for shipping costs. As a result, any significant increase in shipping rates could have an adverse effect on the Company's results of operations. Similarly, strikes or other service interruptions by these shipping services would adversely affect the Company's ability to deliver its products on a timely basis.

THE COMPANY'S SUCCESS IN IDENTIFYING AND INTEGRATING ACQUISITIONS MAY IMPACT ITS BUSINESS.

The Company may make acquisitions to grow its patient base, which involves risks. For example:

     o the Company may be unable to locate specialty pharmacies available for purchase at acceptable prices or may lose acquisitions to its competitors who may be willing to pay higher prices;

     o the Company may not be able to successfully integrate acquired specialty pharmacies into its operations, or acquired specialty pharmacies could be disruptive to its current operations;

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

The Company is primarily dependent on reimbursement from governmental payors, such as the state ADAP and Medicaid programs. Changes in these programs or the amounts paid, or coverage limitations established, by these programs for the medications the Company sells may reduce its earnings. For example, these programs could revise their pricing methodology for medications it sells, or decide not to cover certain medications or cover only a certain number of units prescribed within a specified time period. The Company is likely to experience some form of revised drug pricing as ADAP and Medicaid HIV/AIDS medication expenditures have garnered significant attention from governmental agencies during the past few years. For example, as recently as July 2001 and September 2000, the OIG issued the latest in a number of reports evaluating ADAP cost containment strategies and Medicaid HIV/AIDS medication expenditures. As a result of the OIG's findings that Medicaid and ADAP pay more for antiretroviral medications than other Federal purchasers, the OIG has recommended that the CMS and the Health Resources and Services Administration revisit the rules governing Medicaid and ADAP payment and rebates for antiretrovirals.

The Company estimates that approximately 85% of its gross patient revenues for the fiscal year ended December 31, 2003 consisted of reimbursement from Federal and state programs. Any reductions in amounts reimbursable by government programs for its services or changes in regulations governing such reimbursements could harm the Company's business, financial condition and results of operations. The Company's disqualification from participating in the state Medicaid programs of New York, California, Texas, New Jersey, and/or Florida would dramatically reduce the Company's revenues and its ability to achieve profitability.

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

In October of 2003, the OIG published a report titled "State Strategies to Contain Medicaid Drug Costs." This report outlines three key strategies for states to pursue in reducing the amount of money spent on drug reimbursement. Many of these strategies are currently being used by some states. These strategies look to contain costs by (1) limiting Medicaid reimbursement for some drugs, (2) shifting from higher to lower cost drugs, and (3) limiting the amount of prescription drugs a beneficiary can obtain within a given time period. The Company expects that many states will to pursue these strategies and that these strategies may result in reduced revenues to the Company.

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

RECENT INVESTIGATIONS INTO REPORTING OF AVERAGE WHOLESALE PRICES COULD REDUCE THE COMPANY'S PRICING AND MARGINS.

Many government payors, including the state ADAP and Medicaid programs, which comprise most of the Company's business, pay it directly or indirectly for the medications the Company handles at average wholesale price ("AWP"), or at a percentage of AWP. Private payors with whom the Company may contract also sell medications at AWP or at a percentage of AWP. The Company is aware of several whistleblower lawsuits against, and settlements entered into by, various drug manufacturers relating to the alleged reporting of artificially inflated AWPs to independent price reporting services. Various Federal and state governmental agencies, including the Department of Justice, the OIG and the National Association of Medicaid Fraud Control Units, have conducted investigations into whether the reported AWP of many medications is an appropriate or accurate measure of their market price. Based on figures that fraud investigators determined to be closer to what medical providers actually pay, in May 2000, one of the independent price reporting services began reporting revised AWPs for approximately 400 national drug codes (comprising 48 medications). Most state Medicaid programs have incorporated these revised prices into their medication payment methodology in some manner. Although none of these 48 medications are HIV/AIDS antiretrovirals, Federal and state governmental attention continues to focus on the validity of using AWP and the resulting Medicaid medication payments (including payments for HIV/AIDS antiretrovirals).

As of January 1, 2004 Medicare adopted new pricing which reduced reimbursement for many drugs. In 2005 the CMS will change reimbursement to be based off of average sales price ("ASP") rather than AWP. This will be based on a calculation of total unit revenue that the pharmaceutical manufactures receive. This change in pricing may result in reimbursement amounts for drugs that the Company dispenses.

The Company cannot predict the eventual results of any payment reforms, future government investigations or recommended strategies for states to employ to lower drug costs. Modifications to reimbursement payments, if adopted could have a significant impact to the Company's financial condition and results of operation.

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

THE COMPANY'S INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND NONCOMPLIANCE BY IT OR ITS SUPPLIERS COULD HARM THE COMPANY'S BUSINESS.

The marketing, sale and purchase of medications are extensively regulated by Federal and state governments. If the Company fails or is accused of failing to comply with laws and regulations, its business, financial condition and results of operations could be harmed. Many of the most often dispensed medications distributed by the Company receive greater attention from law enforcement officials than those of a traditional pharmacy due to the high cost of the medications and the potential illegal use. The Company's business could also be harmed if the entities with which the Company contracts or has business relationships, such as pharmaceutical manufacturers or distributors or physicians or AIDS clinics, is accused of violating laws or regulations. The applicable regulatory framework is complex and evolving, and the laws are very broad in scope. There are significant uncertainties involving the application of many of these legal requirements to the Company's business. Many of the laws remain open to interpretation, and have not been addressed by substantive court decisions that clarify their meaning. The Company is unable to predict what additional Federal or state legislation or regulatory initiatives may be enacted in the future relating to its business or the health care industry in general, or what effect any such legislation or regulation might have on it. The Company cannot provide any assurance that Federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could increase its cost of compliance with such laws or reduce its ability to become profitable. The health care laws and regulations that especially apply to its activities include the following:

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

     o The Department of Health and Human Services has promulgated regulations implementing what are commonly referred to as the Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) concerning the maintenance, transmission, privacy and security of electronic health information, particularly individually identifiable information. Each state may also have similar statutes and regulations governing the maintenance, transmission, privacy and security of electronic health information, including individually identifiable information. In addition, if the Company chooses to distribute medications through new distribution channels such as the Internet, the Company will have to comply with government regulations which exist now and which may be promulgated in the future. Compliance with these regulations could cause the Company to incur additional, and possibly costly, expenses.

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

     o Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as referral and billing practices, product discount arrangements, dissemination of confidential patient information, clinical drug research trials, pharmaceutical marketing programs and gifts for patients. It is difficult to predict how any of the laws implicated in these investigations and enforcement actions may be interpreted to apply to the Company's business. The pharmaceutical industry continues to garner much attention from Federal and state governmental agencies. In its Fiscal Year 2002 Work Plan, the OIG identified "pharmaceutical fraud" as one of its "special focus areas" and committed itself to conduct further assessments relating to Medicaid medication reimbursement issues. In the OIG'S 2003 and 2004 Work Plans, the OIG emphasized its continuing focus on pharmaceutical fraud. James G. Sheehan, Assistant U.S. Attorney, Chief, Civil Division, Eastern District of Pennsylvania, Department of Justice has "identified prescription drug issues" (including product substitution without authorization, controlled substances controls, free goods/diversion, medication errors, sale of samples, and contracting with pharmacy benefit management companies) as being among the "top 10" areas in the health care industry meriting his office's attention.

IF THE SUPPLY OF ANY OF THE PRODUCTS THAT THE COMPANY SELLS BECOMES SCARCE, THE COMPANY'S ABILITY TO GROW AND BECOME PROFITABLE COULD BE HARMED.

As of December 31, 2003, the Company derived approximately 85% of its revenue from medications prescribed to treat HIV/AIDS. The medications available for this purpose are limited. Because these medications are generally subject to patents, they are available from limited sources. The Company's business could suffer substantially if any of these medications becomes scarce or unavailable or is recalled. In addition, the Company's future prospects could be adversely affected by unfavorable developments within the biotechnology or pharmaceutical industries, including but not limited to, product shortages, adverse drug reactions, drug recalls, increased competition, changes in the FDA approval process, restrictions by pharmaceutical manufacturers on the pharmacies that they allow to sell their products and the inability of pharmaceutical companies to obtain capital to develop products.

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

ITEM 2.           DESCRIPTION OF PROPERTY

The Company occupies approximately 8,215 square feet of space in Melville, New York, which is leased to the Company through June 30, 2009. Both the executive offices and the New York pharmacy are located at this site. The Company leases three facilities in California of 7,876, 1,094 and 3,750 square feet in Torrance, San Diego and San Francisco, respectively. The leases in Torrance, San Diego and San Francisco expire on December 31, 2005, October 31, 2004 and April 30, 2005, respectively. The Company leases approximately 3,600 square feet of space in Austin, Texas for its licensed pharmacy. This lease expires June 30, 2004. The Company leases approximately 2,700 square feet of space in Miami, Florida for its licensed pharmacy. This lease expires on September 30, 2005. At this time, the Company believes it has adequate space for its current operations. The Company plans on renewing the leases prior to expiration or moving to a comparable space.

                                                 Square
    Location              Principal Use          Footage      Property Interest
--------------------   --------------------    -----------   -------------------
--------------------   --------------------    -----------   -------------------
  Melville, NY              Pharmacy and          8,215      Leased - expiring
                         Executive Offices                   June 30, 2009
  Torrance, CA              Pharmacy              7,876      Leased - expiring
                                                             December 31, 2005
  San Diego, CA             Pharmacy              1,094      Leased - expiring
                                                             October 31, 2004
San Francisco, CA           Pharmacy              3,750      Leased - expiring
                                                             April 30, 2005
   Austin, TX               Pharmacy              3,600      Leased - expiring
                                                             June 30, 2004
    Miami, FL               Pharmacy              2,700      Leased - expiring
                                                             September 30, 2005

Pursuant to the Credit Facility, all of the Company's assets are subject to a first lien in favor of GE Capital.

ITEM 3.           LEGAL PROCEEDINGS


NEW JERSEY MEDICAID AUDIT. During the first quarter of 2003, Medicaid commenced a review of the Company's billing practices in New Jersey. In particular, Medicaid reviewed whether the appropriate procedures were followed by the Company and whether the requisite patient consents were obtained by the Company at the time of delivery. During 2003 the Company accrued an estimated cost of $200,000 for the New Jersey Medicaid Audit. The Company has reached an agreement in principle with Medicaid of New Jersey. The Company believes that accrued expenses will be adequate for the final settlement.

CALIFORNIA AIDS DRUG ASSISTANCE PROGRAM (ADAP) AUDIT. In 2003, prior to the acquisition of MME by the Company, ADAP commenced a review of billing by MME in California. In particular, ADAP reviewed whether the appropriate procedures were followed and whether the requisite consents were obtained. The Company met with ADAP and agreed to a settlement. The settlement amount was within the agreed upon post closing price adjustment as agreed to between the Company and the sellers of MME at the closing of the transaction. As a result, the Company will not suffer any adverse financial effects.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2003.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         None of the Company's securities are listed on any exchange, nor are the securities traded in any market. The Company is unable to provide any information as to if and when its securities will be publicly traded.

         As of April 14, 2004, there were approximately 105 holders of record of its common stock.

         The Company has never paid cash dividends on its capital stock and it has no intention of paying any cash dividends in the foreseeable future.

         There were no unregistered sales of Registrant's equity securities during last fiscal year.

         In April 2003, the Company raised $6,175,000 in a private placement with several private and previous investors. The Company sold 1,235,000 shares of Series C convertible preferred stock at $5.00 per share. There will be no dividends payable on the shares, unless the Company, in its sole discretion declares a dividend with respect to the common stock. In the event of any liquidation, the shares shall share on a pari passu basis in liquidation with the Series A and B preferred stock outstanding. A portion of the proceeds of the sale of the Series C convertible preferred stock was used in connection with the Company's $1,475,000 settlement of its lawsuit with Morris and Dickson. The Series C and Series D (see - Note 19. Subsequent Events) shares were sold pursuant to Regulation D of the Securities Act of 1933, as amended.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                  (c) Number of
                              (a) Number of                       securities
                              securities to   (b) Weighted-       remaining
                              be issued upon  average exercise    available
                              exercise of     price of            under equity
                              outstanding     outstanding         compensation
                              options,        options,            plans
                              warrants and    warrants and        [excluding
                              rights          rights              securities
                                                                  reflected in
Plan Category                                                     column (a)]
--------------------------    ------------    ---------           ----------
Equity compensation plans       1,515,200      $ 1.89               134,800
approved by security
holders (1)

Equity compensation plans
not approved by security
holders (2)                      844,773        4.20                   --
                              ------------    ---------           ----------

TOTAL                           2,359,973      $ 2.72               134,800
                              ============    =========           ==========

     (1) INCLUDES OPTIONS GRANTED PURSUANT TO THE COMPANY'S 1998 STOCK OPTION PLAN AND 2002 STOCK OPTION PLAN.
     (2) INCLUDES WARRANTS GRANTED TO VARIOUS INDIVIDUALS AND CORPORATIONS.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information, which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

OVERVIEW

         The Company provides specialized pharmacy services to treat patients with certain chronic diseases primarily related to HIV/AIDS. According to the Centers for Disease Control (the "CDC"), 850,000 to 950,000 people in the United States are living with the HIV infection. The Company estimates that the average annual cost of oral drug medications is $10,000 to $15,000 per HIV patient per year. The Company is licensed to provide pharmacy services in all 50 states and operates four distribution centers, located in Melville, New York, Miami, Florida, Austin, Texas, and Los Angeles, California.

         The Company receives reimbursement for the largest portion of its patients from state Medicaid programs and other governmental payors, such as ADAP. The Company estimates that, as of December 31, 2003, 85% of its gross billings are from these governmental payor sources. The Company is also reimbursed by private insurance companies. The Company does not fill or deliver prescriptions until it has confirmed that the patient is eligible for reimbursement of the cost of the medications by a third-party payor. The Company purchases its drugs from pharmaceutical distributors. In 2003, the Company entered into an agreement with AmeriSource Bergen that will provide the majority of drugs sold by the Company. As part of this agreement the Company agreed to purchase certain minimum amounts in the future. The agreement also provides for certain penalties if the minimum purchase requirements are not met. The Company has received improved payment terms relative to its agreements with other pharmaceutical distributors.

         In recent years, payors have increasingly focused on reducing prescription drug costs. The industry's historical pricing method, based on AWP, has been challenged by state and federal governments. Many of the proposed changes to pricing are based on average sales price, which is considered by government to be more representative of actual market prices. A change in pricing will most likely result in an overall reduction in reimbursement. Additionally, in response to continued budget problems, many states have prepared or are preparing budgets that will legislate reimbursement rate cuts. Reimbursement rate reductions have a negative effect on the Company's gross margin and net income as a percent of revenue.

         The Company has developed a packaging system named MOMSPak. MOMSPaks are filled by an automated specialty packaging system. This packaging system is not proprietary and the Company does not intend to pursue intellectual property protection for the system. The MOMSPak was developed to assist patients in dealing with complicated prescription therapy regimes and to increase adherence to these regimes.

         The Company has pursued acquisitions as a means of growth and the Company intends to continue to pursue acquisitions as a part of its growth strategy. The specialty pharmacy market is highly fragmented and there is significant competition for acquisitions. The Company may not be able to achieve its growth objectives if it has to compete for acquisitions with better capitalized companies.

SIGNIFICANT ACCOUNTING POLICIES

                         CRITICAL ACCOUNTING POLICIES.

GENERAL: Management's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts and intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company's significant accounting policies are described in Note 2 to the consolidated financial statements included herein. The Company believes certain accounting policies related to revenue recognition, the allowance for doubtful accounts and the carrying value of intangible assets to be critical policies due to the estimation processes involved in each.

REVENUE RECOGNITION. The Company recognizes revenue when drug delivery is completed. Any customer can initiate the filling of prescriptions via having a doctor call in prescriptions to the Company's pharmacists, faxing over a prescription, or mailing prescriptions to one of the Company's facilities. Once the Company has verified that the prescriptions are valid and has received authorization from a customer's insurance company, the pharmacist then fills the prescriptions and ships the medications to the customers via the Company's outside delivery service, an express courier service, or postal mail. Only when the delivery has been completed does the Company recognize revenue.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. Management regularly reviews the collectibility of accounts receivable by tracking collection and write-off activity. Estimated write-off percentages are then applied to each aging category by payor classification to determine the allowance for estimated uncollectible accounts. The allowance for estimated uncollectible accounts is adjusted as needed to reflect current collection, write-off and other trends, including changes in assessment of realizable value. While management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter-end and that the Company has made adequate provision for uncollectible accounts based on all available information, no assurance can be given as to the level of future provisions for uncollectible accounts, or how they will compare to the levels experienced in the past. Under Medicaid, Medicare and other reimbursement programs, the Company is reimbursed for services rendered to covered program patients as determined by reimbursement formulas and regulations. Laws and regulations governing these programs are complex and subject to interpretation. As a result, it is possible that recorded estimates will change. The Company's ability to successfully collect its accounts receivable depends, in part, on its ability to supervise and train personnel in billing and collection, and minimize losses related to system changes.

INTANGIBLE ASSET IMPAIRMENT: In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If it is determined that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, a historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset, and a material decrease in the fair value of some or all of the assets. Changes in strategy and/or market conditions could significantly impact these assumptions, and thus the Company may be required to record impairment charges for these assets. The Company adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") effective January 1, 2002, and the adoption of the Statement had no impact on the Company's consolidated financial position or results of operations.

GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS:In accordance with Statement of Financial Accounting Standard ("FAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", goodwill and intangible assets associated with the MME acquisition that are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Such impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present value technique, such as estimates of future cash flows. The Company assesses the potential impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an interim impairment review include the following:

     o Significant underperformance relative to expected historical or projected future operating results;
     o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
     o   Significant negative industry or economic trends.

         If we determine through the impairment review process that goodwill has been impaired, we record an impairment charge in our consolidated statement of income. Based on our 2003 impairment review process, we have not recorded any impairments during the year ended December 31, 2003.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

NET SALES. Net sales for the year ended December 31, 2003 increased to $48,222,993 from $27,457,438 for the year ended December 31, 2002, an increase of 75.63%.

The increase in net sales for the year ended December 31, 2003 as compared to the same period in 2002 is attributable to volume growth with the addition of new patients in the New York and Florida divisions. Net sales in New York increased by approximately $6,392,000 for the year ended December 31, 2003 as compared to the same period in 2002. Net sales in Florida increased by approximately $902,000 for the year ended December 31, 2003 as compared to the same period in 2002. However, Florida did not begin to generate sales until December 2002. Net sales in Texas decreased by approximately $296,000 as compared with the same period in 2002. This decline resulted primarily from the New Jersey Medicaid audit, which negatively affected the Company's Texas division. The Texas division has historically serviced the Company's New Jersey customers, and while the New Jersey Medicaid audit was ongoing, the Company restricted service to New Jersey patients.

The acquisition of Medicine Made Easy ("MME") on May 1, 2003 resulted in increased sales of approximately $13,768,000 for the period commencing May 1, 2003 through December 31, 2003. MME's payor mix is comprised primarily of California Medi-Cal.

GROSS PROFIT. Gross profit was $6,253,487 and $4,185,502 for the years ended December 31, 2003 and 2002 respectively, and represents 12.97% and 15.24% of net sales, respectively. The Company's gross margin for the year ended December 31, 2003 decreased by approximately 2.27% as compared with the gross margins for the year ended December 31, 2002, due to the Company devoting more of its efforts to servicing the HIV/AIDS market, as well as, a 2% prescription reimbursement rate decrease by New York Medicaid and ADAP (AIDS Drugs Assistance Program) in July 2003. In April 2003, the Company settled its lawsuit with Morris and Dickson for $1,475,000. As of December 31, 2002, the Company adjusted its amount owed to Morris and Dickson from approximately $1,780,000 to $1,475,000, which minimized the decrease in gross profit. Without the Morris Dickson settlement, the gross profit would have been $3,876,818, which represented 14.12% of net revenue for 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $8,744,127 and $4,756,037 for the year ended December 31, 2003 and 2002, respectively, and represented 18.13% and 17.32% of net sales, respectively.

The increase in selling, general and administrative expenses of $3,988,090 for the year ended December 31, 2003 as compared to the same period in 2002 was primarily due to the following factors:

     - increases in clinical, administrative and sales personnel costs related to the MME acquisition of approximately $1,470,000;

     - increase in general operating expenses related to the MME acquisition of approximately $819,000;

     - increase in depreciation and amortization expenses related to the MME acquisition of approximately $275,000;

     - increase in clinical, administrative and sales personnel costs in the New York and Florida divisions of approximately $153,000;

-        a bonus paid to an executive in the amount of $100,000;

     - increase in professional fees of approximately $569,000. Approximately $206,000 for professional fees related to the NJ Audit, approximately $70,000 for compliance with HIPPA, approximately $193,000 for consulting expense and approximately $100,000 increase in general accounting and legal costs;

     -   increase in bad debt expense of approximately $188,000;

     - increase in shipping costs in the New York and Florida divisions of approximately $138,000; and

     - increase in the Company's general and umbrella insurance policies of approximately $133,000.

OPERATING LOSS. Operating losses were $2,490,640 and $570,535 for the years ended December 31, 2003 and 2002, respectively and represents 5.16% and 2.08% of net sales, respectively. The increase in operating loss is attributable to an increase in selling, general and administrative expenses, lower gross margin reflecting a 2% prescription reimbursement rate decrease by New York Medicaid and ADAP in July 2003, and the acquisition of MME, which contributed approximately $894,000 in operating loss for the period commencing May 1, 2003 through December 31, 2003.

OTHER INCOME (EXPENSE). Other income (expense) for the years ended December 31, 2003 and 2002 were $(443,882) and $(433,223), respectively. For the year ended December 31, 2003, other income (expense) is comprised of interest expense of $(243,882) and a settlement expense with New Jersey Medicaid of $(200,000). Interest expense for the year ended December 31, 2002 was $(104,358). The increase in interest expense is primarily attributable to the Company's increased short-term borrowing from its revolving credit facility and interest on the secured promissory notes payable to the sellers of MME.

For the year ended December 31, 2002, other income (expense) is also comprised of a settlement of a lawsuit with New Geri Care of Brooklyn for $150,000. The settlement represented the amount New Geri Care of Brooklyn failed to pay for inventory it acquired in connection with the purchase of certain assets from the Company in September 2001. In December 2002, the Company ceased its efforts to conduct a public offering of its equity securities. As a result, the Company wrote off $413,757 of deferred offering costs relating to the terminated offering. In addition, the Company wrote off $65,108 of expenses related to acquisitions that were not consummated.

PROVISION FOR INCOME TAXES. For the year ended December 31, 2003, the Company recorded an income tax provision for $19,646, as compared to an income tax provision of $35,002 for the comparable period in the prior year. The provision for income taxes relates primarily to franchise tax payments. Deferred tax assets related to net operating loss carry-forward from the acquisition of Medicine Made Easy have been fully reserved by a valuation allowance. As a result of the change in ownership, certain limitations may apply to their utilization.

LIQUIDITY AND CAPITAL RESOURCES. The Company purchases the medications it needs to fill prescriptions from wholesalers, who require that almost all purchases be made in cash. The Company is normally reimbursed by third party payors within 30 days after a prescription is filled and a claim is submitted in the appropriate format. Accordingly, the Company needs significant cash resources to operate. At December 31, 2003, the Company had cash balances of $640,790. In addition, the Company has a revolving credit facility with GE Capital for an amount up to a maximum of $6.0 million available to the Company for short-term borrowings. Borrowings under the facility are based on accounts receivable and bear interest at the Prime Rate plus two percent. The Company's borrowings are collateralized by a perfected and primary security interest in all of the Company's assets, accounts receivable, trademarks, licenses, and values of any kind of the Company and requires compliance with certain financial covenants. As of December 31, 2003, the Company was in compliance with all of these covenants. At December 31, 2003, the Company's borrowing capacity was approximately $1,900,000 and its borrowings under this facility were $0.

In addition to the revolving credit line, the Company has a $1,500,000 bank loan from a bank that accrues interest at Prime Rate per annum, with the full principal payable in March of 2005. The Prime Rate at December 31, 2003 was 4.00%. If the Company is unable to pay off this loan when due, the Company will enter into discussion with the bank that issued the loan to extend the loan for another year. In the past, the bank has agreed to extend the term of the loan, but there can be no assurance that it will be willing to do so on terms acceptable to the Company. This bank loan has been guaranteed by one of the Company's principal investors.

At December 31, 2003, the Company's cash and cash equivalents increased by $427,863 or 200.94%, to $640,790 from $212,927 at December 31, 2002.

Net cash used in operating activities was ($2,694,845) in 2003 as compared with ($442,111) in 2002. The net cash used in 2003 was primarily due to a usage of cash to fund the increase in selling, general and administrative expenses, accounts receivable and inventory, offset by cash provided by adjusting the timing of its accounts payable payments.

Investing activities in 2003 used cash of ($2,374,329) as compared to cash used of ($67,917). The net cash used in 2003 consisted primarily of the payments for the acquisition of Medicine Made Easy. The net cash used in 2002 consisted only of purchase of equipment.

Financing activities in 2003 provided net cash of $5,497,037 as compared to cash used of ($836,505) in 2002. In 2003, the cash was provided primarily by the proceeds from the sale of Preferred Stock. In 2002, the usage of cash reflected the pay down of the line of credit, long term debt and deferred financing costs.

The Company's principal sources of liquidity have been from the net proceeds of external financing transactions. The Company has financed operating losses through the private placement of securities. The Company expects to continue to fund operations through external financing transactions until it achieves positive cash flow. In April 2004, the Company raised additional funds through a private placement. See "Note 19 - Subsequent Event" in the notes to the consolidated financial statements. Based on the Company's current financial position and expected financial performance in 2004, it does not believe that its liquidity would be adversely impacted in 2004 if it is unable to complete additional financings.

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

On May 1, 2003, the Company acquired MME. The aggregate consideration for the acquisition was $4,950,000, subject to post-closing adjustments, and warrants to purchase 227,273 shares of the Company's common stock for $11.00 per share. $300,000 of the purchase price was paid in cash prior to closing as a lock-up fee. $2,250,000 of the purchase price was paid in cash at closing. $1,150,000 of the purchase price was paid by subordinated secured promissory notes payable on May 1, 2004. The remaining $1,250,000 was paid by subordinated secured promissory notes payable on May 1, 2005. These notes payable accrue interest at a rate of Prime Rate plus 2% per annum. The Prime Rate at December 31, 2003 was 4.00%. The notes payable are secured by cash, cash equivalents, accounts receivable, inventory, fixed and other assets of the Company and are subordinated to GE Capital and Amerisource Bergen.

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

Management completed an independent appraisal of MME's assets as of December 31,2003, and concluded that no impairment charge was necessary.

At December 31, 2003, the Company's contractual cash obligations and commitments (including those related to the MME transaction) during the next five years are as follows:

Contractual Obligations         1 - 3 Years       4 - 5 Years         Total
---------------------------  ----------------   ---------------  --------------

Operating leases                 $ 1,034,646         $ 475,274     $ 1,509,920
Capital leases                       282,793             --            282,793
Note payable                       3,900,000             --          3,900,000
Revolving credit line                 --                 --             --
Long term debt                       119,636             --            119,636
Purchase Commitments             230,821,446       156,479,167     387,300,613
                             ----------------   ---------------  --------------
                   Total        $236,158,521     $ 156,954,441    $393,112,962
                             ================   ===============  ==============

In September 2003, the Company expanded its relationship with one of the drug wholesalers, Amerisource Bergen, which improved the Company's payment terms from approximately 13 days to 31 days. The Company signed a five-year purchase agreement with that drug wholesaler that requires certain minimum purchase commitments over the term of the agreement. If the Company has not met the minimum purchase commitments as set forth in the agreement, the Company will be charged a prorated amount of 0.20% of the projected volume remaining on the Term of the Agreement. Pursuant to the terms of the arrangement between the Company and the drug wholesaler, the drug wholesaler has a security interest in the Company's personal property that is subordinated to GE Capital.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any Off-Balance Sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

         The Company's audited consolidated financial statements for the years ended December 31, 2003 and 2002 begin on page F-1 of this Annual Report on Form 10-KSB and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.          CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Under the supervision and with the participation of management, including our principal executive officer who is also acting as the principal financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this annual report. Based on this evaluation, such executive concluded that the Company's disclosure controls and procedures were effective in ensuring that all material information required to be filed in this report has been made known to him in a timely manner.

         CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There have been no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item is included under "Proposal No 1.: Election of Directors," "Other Information - Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Definitive Proxy Statement to be filed in connection with its 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

         The Company will adopt a Code of Ethics that will apply to Senior Financial Officers including the Company's principal executive officer, principal financial officer and controller. The information required by this item is included under "Other Information - Executive Compensation" in the Company's Definitive Proxy Statement to be filed in connection with its 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 10.    EXECUTIVE COMPENSATION

         The information required by this item is included under "Other Information - Executive Compensation" in the Company's Definitive Proxy Statement to be filed in connection with its 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

         The information required by this item is included under "Other Information - Security Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement to be filed in connection with its 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is included under "Transactions with Related Parties" in the Company's Definitive Proxy Statement to be filed in connection with its 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

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

     2.3 Stock Purchase Agreement, dated as of May 1, 2003, among MOMs Pharmacy, Inc., as buyer, Allion Healthcare, Inc. as parent, and Darin A Peterson and Allan H. Peterson collectively as sellers. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 16, 2003.)

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

     3.1B Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit A to the Registrant's proxy statement filed on June 4, 2003.)

     3.2 Second Amended and Restated By-laws of the Registrant. (Filed as an exhibit to the Registrant's 10-KSB filed on April 15, 2003.)

     4.1 Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to Darin A. Peterson, as of May 1, 2003 (Incorporate by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 16, 2003.)

     4.2 Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to Allan H. Peterson, as of May 1, 2003 (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report of Form 8-K filed on May 16, 2003.)

     4.3 Subordinated Secured Promissory Note of Allion Healthcare, Inc. dated as of May 1, 2003, in the principal amount of $1,187,500, issued to Darin A. Peterson (Incorporated by reference to Exhibit
               10.2 to the Registrant's Current Report on Form 8-K filed on May 16, 2003.)

     4.4 Subordinated Secured Promissory Note of Allion Healthcare, Inc., dated as of May 1, 2003, in the principal amount of $62,500, issued to Allan H. Peterson (Incorporated by reference to Exhibit
               10.3 to the Registrant's Current Report on Form 8-K filed on May 16, 2003.)

     4.5 Subordinated Secured Promissory Note of Allion Healthcare, Inc., dated as of May 1, 2003, in the principal amount of $1,092,500, issued to Darin A. Peterson (Incorporated by reference to Exhibit
               10.4 to the Registrant's Current Report on Form 8-K filed on May 16, 2003.)

     4.6 Subordinated Secured Promissory Note of Allion Healthcare, Inc., dated as of May 1, 2003, in the principal amount of $57,500, issued to Allan H. Peterson (Incorporate by reference to Exhibit
               10.5 to the Registrant's Current Report on Form 8-K filed on May 16, 2003.)

     4.7 Continuing Guaranty of Allion Healthcare, Inc. Indebtedness to West Des Moines State Bank by Guarantor John Pappajohn dated as of December 16, 1999. *

     10.1 Asset Purchase Agreement, dated as of June 25, 1999, by and between The Care Group of Texas, Inc., Care Line of Houston, Inc. and Osher Investments, Ltd. (Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 10, 1999.)

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

     10.4      2002 Stock Incentive Plan (Incorporate by reference to Exhibit
               10.4 to the Registrant's annual report on Form 10KSB filed on April 15, 2003.)

     10.5 Subordinated Security Agreement, dated as of May 1, 2003, among Allion Healthcare, Inc., as borrower, Darin A. Peterson and Allan
               H. Peterson, collectively, as lenders, and Darin A. Peterson, as collateral agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 16, 2003.)

     10.6 Loan and Security Agreement, dated as of April 21, 1999, by and among the Registrant, The Care Group of Texas Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and HCFP Funding, Inc.*

     10.7 Amendment No. 1 to Loan and Security Agreement, executed as of July 27, 2001 and effective as of April 21, 2001, by and among the Registrant, The Care Group of Texas Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.)*

     10.8 Amendment No. 2 to Loan and Security Agreement, dated as of April 2002, by and among the Registrant, The Care Group of Texas, Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.)*

     10.9 Amendment No. 3 and Consent to Loan and Security Agreement, dated as of May 28, 2003, by and among the Registrant, The Care Group of Texas, Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.)*

     10.10 Amendment No. 4 to Loan and Security Agreement, dated as of September 2003, by and among the Registrant, The Care Group of Texas, Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.)*

     10.11 Agreement of Lease Between Reckson Operating Partnership, L.P and Allion Healthcare, Inc.*

     16.4 Letter on Change in Certifying Accountant, dated May 20, 2002, from Holtz Rubenstein & Co., LLP to the Securities and Exchange Commission. (Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 21, 2002.)

     21.1      Subsidiaries of the Registrant.*

     31.1 Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) Section 302 of the Sarbanes-Oxley Act of 2002)*

     32.1 Certificate by the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C.ss. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*

         *        Filed herewith.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this item is included under "Other Information Audit Fees and All Other Fees" in the Company's Definitive Proxy Statement to be filed in connection with the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

                          INDEX TO FINANCIAL STATEMENTS


                                                                      PAGE
                                                                      ----

           Independent Auditors Report                                 F-1

           Consolidated Balance Sheet as of December 31, 2003          F-2

           Consolidated Statements of Operations for the Years
           Ended December 31, 2003 and 2002                            F-3

           Consolidated Statement of Stockholders Equity (Deficit)
           for the Years Ended December 31, 2003 and 2002              F-4

           Consolidated Statements of Cash Flows for the Years
           Ended December 31, 2003 and 2002                            F-5

           Notes to Consolidated Financial Statements for
           the Years Ended December 31, 2003 and 2002             F-6 - F-18

                           INDEPENDENT AUDITORS REPORT

         To the Stockholders and Board of Directors of Allion Healthcare, Inc. Melville, New York

         We have audited the accompanying consolidated balance sheet of Allion Healthcare, Inc. and Subsidiaries, as of December 31, 2003, and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for each of the two years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allion Healthcare, Inc. and Subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for each of the two years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

                                                    /s/ BDO Seidman, LLP


         Melville, New York
         February 18, 2004, except for Note 19 which is as of April 13, 2004





                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2003



         ASSETS
         ------
         CURRENT ASSETS:
         Cash and cash equivalents                                                    $  640,790
         Accounts receivable, (net of allowance for doubtful accounts of $437,032)     3,074,488
         Inventories                                                                   1,296,655
         Prepaid expenses and other current assets                                       107,399
                                                                                   --------------
         Total current assets                                                          5,119,332

         Property and equipment, net                                                     527,667
         Goodwill                                                                      4,472,068
         Intangible assets, net                                                        2,117,601
         Other assets                                                                    178,777
                                                                                   --------------
         TOTAL ASSETS                                                               $ 12,415,445
                                                                                   ==============

         LIABILTIES AND STOCKHOLDERS' EQUITY
         -----------------------------------
         CURRENT LIABILITIES:
         Accounts payable and accrued expenses                                       $ 5,750,909
         Notes payable-subordinated                                                    1,150,000
         Current portion of capital lease obligations                                     89,460
         Current portion of other long-term debt                                          12,685
                                                                                   --------------
         Total current liabilities                                                     7,003,054

         LONG TERM LIABILITIES:
         Notes payable                                                                 2,750,000
         Capital lease obligations                                                       162,160
         Other                                                                           106,951
                                                                                   --------------
         Total liabilities                                                            10,022,165
                                                                                   --------------
         COMMITMENTS AND CONTINGENCIES

         STOCKHOLDERS' EQUITY
         Convertible preferred stock, $.001 par value, shares
           authorized 20,000,000; issued and outstanding 2,414,168                         2,414
         Common stock, $.001 par value; shares authorized
          80,000,000; issued and outstanding 3,100,000                                     3,100
         Additional paid-in capital                                                   10,261,526
         Accumulated deficit                                                          (7,873,760)
                                                                                  ---------------
         Total stockholders' equity                                                    2,393,280
                                                                                  ---------------
         Total liabilities and stockholders' equity                                  $ 12,415,445
                                                                                  ===============



                     See accompanying notes to consolidated
                             financial statements.



                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                       2003                 2002
                                                                 --------------      ----------------
NET SALES                                                          $48,222,993           $27,457,438
COST OF GOODS SOLD                                                  41,969,506            23,271,936
                                                                 --------------      ----------------
   Gross profit                                                      6,253,487             4,185,502

OPERATING EXPENSES:
    Selling, general and administrative expenses                     8,744,127             4,756,037
                                                                 --------------      ----------------

      Operating loss                                                 (2,490,640)           (570,535)
                                                                 --------------      ----------------

OTHER INCOME (EXPENSE):
  Interest expense                                                     (243,882)           (104,358)
  Costs of withdrawn public offering and other                      -                      (478,865)
  Legal settlement (expense) income                                    (200,000)             150,000
                                                                 --------------      ----------------
   Total other income (expense)                                        (443,882)           (433,223)

LOSS BEFORE INCOME TAXES                                             (2,934,522)         (1,003,758)

PROVISION FOR INCOME TAXES                                              19,646                35,002
                                                                 --------------      ----------------

NET LOSS                                                           $ (2,954,168)       $ (1,038,760)
                                                                 ==============      ================

BASIC AND DILUTED LOSS PER COMMON SHARE                               $  (.95)              $  (.34)
                                                                 ==============      ================

BASIC AND DILUTED WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING                                                          3,100,000             3,100,000
                                                                 ==============      ================



           See accompanying notes to consolidated financial statements



                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002




                               Preferred Stk.                Common Stk.
                              $.001 par value              $.001 par value
                          -------------------------   --------------------------
                                                                                   Additional
                                                                                     Paid-In        Accumulated
                           Shares       Par Value       Shares       Par Value       Capital          Deficit           Total
                          ----------    -----------                                ------------    --------------    ------------
    Balance,
    January 1, 2002       1,179,168        $ 1,179     3,100,000        $ 3,100    $ 4,171,725      $(3,880,832)        $295,172

    Net Loss                  -             -             -              -              -            (1,038,760)     (1,038,760)
                          ----------    -----------   -----------    -----------   ------------    --------------    ------------

    Balance,              1,179,168          1,179     3,100,000          3,100      4,171,725       (4,919,592)        (743,588)
    December 31, 2002

    Issuance of Stock     1,235,000          1,235        -              -           6,062,447           -             6,063,682

    Issuance of Warrants      -             -             -              -              27,354           -                27,354

    Net Loss                  -             -             -              -              -            (2,954,168)     (2,954,168)
                          ----------    -----------   -----------    -----------   ------------    --------------    ------------

    Balance,
    December 31, 2003     2,414,168        $ 2,414     3,100,000        $ 3,100    $10,261,526      $(7,873,760)      $2,393,280
                          ==========    ===========   ===========    ===========   ============    ==============    ============




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



   CASH FLOWS FROM OPERATING ACTIVITIES:                     2003            2002
                                                         ------------    -------------
 Net loss                                               $ (2,954,168)   $ (1,038,760)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                             606,057         315,661
   Provision for doubtful accounts                           266,851          28,905
   Loss on sale of asset                                       5,575            --
 Changes in operating assets and liabilities:
   Accounts receivable                                      (346,869)       (598,887)
   Inventories                                              (404,292)       (277,183)
   Prepaid expenses and other assets                        (140,918)        201,941
   Accounts payable and accrued expenses                     272,919         926,212
                                                        ------------    ------------
Net cash used in operating activities                     (2,694,845)       (442,111)
                                                        ------------    ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for acquisition of Medicine Made
      Easy net of Cash acquired of $92,854                (2,257,146)           --
   Purchase of property and equipment                       (117,183)        (67,917)
                                                        ------------    ------------
     Net cash used in investing activities                (2,374,329)        (67,917)
                                                        ------------    ------------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of Preferred Stock                   6,063,682            --
   Proceeds from line of credit                           20,725,000       5,250,000
   Payment of deferred financing cost                           --          (265,188)
   Repayment of line of credit                           (21,190,081)     (5,778,855)
   Repayment of long-term debt                              (101,564)        (42,462)
                                                        ------------    ------------

  Net cash provided by (used in) financing activities      5,497,037        (836,505)
                                                        ------------    ------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        427,863      (1,346,533)
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                212,927       1,559,460
                                                        ------------    ------------
 CASH AND CASH EQUIVALENTS, END OF YEAR                      640,790         212,927
                                                        ============    ============

 SUPPLEMENTAL DISCLOSURE:
   Income taxes paid                                          15,666          13,982
                                                        ------------    ------------
   Interest paid                                        $    227,216    $    106,491
                                                        ------------    ------------





SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES: In connection with the acquisition of Medicine Made Easy on May 1, 2003, the Company issued two notes payable to the seller in the amount of $2,400,000 and issued warrants with a value of $27,354.

Equipment acquired under capital lease obligations amounted to $365,274 in 2002.


          See accompanying notes to consolidated financial statements.

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

         Allion Healthcare, Inc. (collectively, the "Company") is the parent corporation of four wholly owned subsidiaries, which operate under the MOMS Pharmacy name as one reportable segment. These subsidiaries are located in New York, California, Texas and Florida. The Company is licensed to dispense prescription medication in all 50 U.S. States. The Company focuses on delivering its specialty pharmacy services primarily to HIV/AIDS patients.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The consolidated financial statements include the accounts of the Company and its four wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

INVENTORIES. Inventories consist entirely of pharmaceuticals available for sale. Inventories are recorded at lower of cost or market, cost being determined on a first-in, first-out ("FIFO") basis.

USE OF ESTIMATES BY MANAGEMENT. The preparation of the Company's financial statements in conformity with generally accepted accounting principles require the Company's management to make certain estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Such estimates primarily relate to accounts receivable, intangibles and deferred tax valuation. Actual results could differ from those estimates.

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

NET LOSS PER SHARE INFORMATION. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted per share amounts include dilutive common equivalent shares. Common equivalent shares, consist of the incremental common shares issuable upon the exercise of stock options and warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the years ended December 31, 2003 and 2002 do not include the impact of common stock options and warrants then outstanding of 2,359,973 and 1,984,200, respectively, as the effect of their inclusion would be anti-dilutive.

STOCK-BASED COMPENSATION PLANS. The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the fair market value of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 ("SFAS 123", "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure.") The Company has not granted options below fair market value on the date of grant. Had compensation expenses been determined as provided by SFAS No. 123 using the Black-Scholes option pricing model, the pro forma effect on the Company's net loss per share would have been the following for the years ended December 31, 2003 and 2002, respectively.


                                                                                         YEAR ENDED
                                                                          --------------------------------------
                                                                             December 31,      December 31,
                                                                                 2003              2002
                                                                          ----------------    ------------------

Net loss, as reported                                                       $ (2,954,168)         $ (1,038,760)
Deduct: Total stock-based employee compensation expense determined
under fair value method used                                                     (72,725)             (262,784)
                                                                          ----------------    ------------------
Net loss, pro forma                                                         $ (3,026,893)         $ (1,301,544)
                                                                          ================    ==================

Net loss per share; Basic and diluted, as reported                              $   (.95)             $   (.34)
                                                                          ================    ==================

Basic and diluted, as pro forma                                                 $   (.98)             $   (.42)
                                                                          ================    ==================

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The following range of weighted-average assumptions were used for grants during the years ended December 31, 2003 and 2002.

                                            2003                2002
                                      -----------------    ----------------
  Dividend yield                            0.00%               0.00%
  Volatility                                1.00%               1.00%
  Risk-free interest rate                  4.02 %               3.35%
  Expected life                          Eight Years         Eight Years

         The weighted average grant date fair value of options granted during 2003 and 2002 was $.38 and $.55, respectively.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. Management regularly reviews the collectibility of accounts receivable by tracking collection and write-off activity. Estimated write-off percentages are then applied to each aging category by payor classification to determine the allowance for estimated uncollectible accounts. The allowance for estimated uncollectible accounts is adjusted as needed to reflect current collection, write-off and other trends, including changes in assessment of realizable value. While management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter-end and that the Company has made adequate provisions for uncollectible accounts based on all information available, no assurance can be given as to the level of future provisions for uncollectible accounts, or how they will compare to the levels experienced in the past. The Company's ability to successfully collect its accounts receivable depends, in part, on its ability to adequately supervise and train personnel in billing and collection, and minimize losses related to system changes.

SHIPPING AND HANDLING COSTS. Shipping and handling costs that are incurred are not included in cost of sales. They are included in selling, general and administrative expenses. Shipping and handling costs were approximately $720,000 and $359,000 in 2003 and 2002, respectively. Shipping and handling costs are not billed to customers.

LONG-LIVED ASSETS. Amortization of intangible assets is provided using the straight-line method over the estimated useful lives of the assets of five years. The carrying values of intangible and other long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair market value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment existed at December 31, 2003.

GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS:In accordance with Statement of Financial Accounting Standard ("FAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", goodwill and intangible assets associated with the MME acquisition that are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Such impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present value technique, such as estimates of future cash flows. The Company assesses the potential impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors considered important which could trigger an interim impairment review include the following:


     o Significant underperformance relative to expected historical or projected future operating results;

     o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

     o    Significant negative industry or economic trends.


         If it's determined through the impairment review process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of operations. Based on the 2003 impairment review process, there was no impairment charge.

ADVERTISING COSTS. Advertising costs are expensed as incurred. Advertising costs were approximately $131,000 in 2003 and $29,000 in 2002 and were included in selling, general and administrative expenses.

NEW PRONOUNCEMENTS.

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." In the normal course of business, the Company does not issue guarantees to third parties; accordingly, this interpretation has no effect on the Company's financial statements.

In May 2003, the Emerging Issues Task Force ("EITF"), issued EITF Issue No, 00-21 "Revenue Arrangements with Multiple Deliverables" (Issue 00-21). Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Issue 00-21 became effective for revenue arrangements entered into in fiscal periods after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on the Company's results of operations or financial condition.

In May 2003, the FASB issues SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires certain financial instruments to be classified as a liability (or an asset in some circumstances). The adoption of SFAS no. 150 had no effect on the Company's financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities" (FIN 46). The adoption of FIN 46 had no effect on the Company's financial statements.

NOTE 3. ACQUISITION

On May 1, 2003, the Company acquired Medicine Made Easy (MME). MME fills specialty oral and injectable prescription medications and biopharmaceuticals. MME began operations in January 1999 in the State of California. The aggregate consideration for the acquisition was $4,950,000, subject to post-closing adjustments, and warrants to purchase 227,273 shares of the Company's common stock for $11.00 per share. $300,000 of the purchase price was paid in cash prior to closing as a lock-up fee, of which $200,000 was paid as of December 31, 2002. $2,250,000 of the purchase price was paid in cash at closing. $1,150,000 of the purchase price was paid by subordinated secured promissory notes payable on May 1, 2004. The remaining $1,250,000 was paid by subordinated secured promissory notes payable on May 1, 2005. These notes payable accrue interest at a rate of Prime Rate plus 2% per annum. The Prime Rate as of December 31, 2003 was 4.00%. The notes payable are secured by cash, cash equivalents, accounts receivable, inventory, fixed and other assets of the Company, and are subordinated to the Company's senior indebtedness.


              The purchase price consisted of:
              Cash paid to seller prior to closing                $ 300,000
              Cash paid at closing                                2,250,000
              Notes payable-subordinated                          2,400,000
              Direct acquisition costs                              496,898
              Liabilities assumed                                 2,060,551
              Fair value of warrants issued                          27,354
                                                              --------------
              Total                                             $ 7,534,803
                                                              ==============


              The purchase price was allocated as follows:
              Current assets                                    $ 1,018,906
              Property and equipment                                202,461
              Identified intangible assets                        1,841,368
              Goodwill (not deductible for tax purposes)          4,472,068
                                                              --------------
              Total                                             $ 7,534,803
                                                              ==============




The operations of MME were included in the consolidated financial statements as of May 1, 2003.

Under SFAS 141, "Business Combinations", the Company made an adjustment to current assets and goodwill in the amount of $235,000 as of December 31, 2003 as a result of the Company reaching an agreement on the California AIDS Drug Assistance Program (ADAP) Audit.

The following pro forma results were developed assuming the acquisition of Medicine Made Easy occurred January 1, 2002. In addition, the sale of the Series C convertible preferred stock is also presumed to have occurred on January 1, 2002.

                                          Year Ended            Year Ended
                                       December 31, 2003     December 31, 2002

(Unaudited) (Unaudited)
                                     --------------------   ------------------
                                     --------------------   ------------------
   Revenue                               $  55,865,003         $  49,203,059
   Net loss                              $  (3,654,185)        $  (2,034,752)
   Basic and diluted loss per share      $       (1.18)        $        (.66)

NOTE 4. INTANGIBLE ASSETS

Intangible assets as of December 31, 2003 are as follows:

                                                     December 31, 2003
                                              -------------------------------

                                     Useful                      Accumulated
                                     Life          Cost          Amortization
                                 ------------ --------------    --------------
       Intangible assets:
          Customer lists         5 Years        $ 2,030,745       $ (572,682)
          California License     Perpetual          478,616       -
          Non-Compete Covenant   3 Years            147,007          (32,668)
          Software               5 Years             50,000           (6,667)
          Other                  5 Years             45,000          (21,750)
                                              --------------    --------------
       Total                                    $ 2,751,368       $ (633,767)
                                              ==============    ==============

Amortization of intangible assets for the year ended December 31, 2003 and 2002 was approximately $377,000, and $182,000, respectively. The annual amortization on these assets for 2004 and 2005 will be approximately $474,000 per year. The annual amortization expense for 2006, 2007, and 2008 will be approximately $365,000, $243,000, and $81,000, respectively.

NOTE 5.   PROPERTY AND EQUIPMENT

                                                     Useful Lives  December 31,
                                                       in Years        2003
                                                     ------------ -------------
    Machinery and equipment under capital lease            4         $ 365,274
       obligations
    Machinery and equipment                               3-5          322,126
    Leasehold Improvements                                 2           154,034
    Furniture and fixtures                                3-5            4,944
                                                                  -------------
                                                                       846,378
    Less: accumulated depreciation and amortization                  (318,711)
                                                                  -------------
                                                                     $ 527,667
                                                                  =============

         Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2003 and 2002 was approximately $229,000 and $72,000, respectively.

NOTE 6. REVOLVING CREDIT LINE

         The Company has a revolving credit facility for an amount up to a maximum of $6.0 million available for short-term borrowings. At December 31, 2003, the Company's borrowing capacity was approximately $1,900,000, and its borrowings under this facility was $0. This credit facility expires on April 21, 2006. Borrowings under the facility are based on the Company's accounts receivable, bear interest at Prime + two percent and are collateralized by a perfected and primary security interest in all assets, accounts receivable, trademarks, licenses and values of any kind of the Company. The prime rate at December 31, 2003 was 4.00%. In connection with this credit line, the Company must comply with certain financial covenants. As of December 31, 2003, the Company was in compliance with all of these covenants

NOTE 7. NOTES PAYABLE

The Company has a loan from a bank for $1,500,000 that accrues interest at Prime Rate per annum, with the full principal payable in March of 2005. The Prime Rate at December 31, 2003 was 4.00%. This bank loan has been guaranteed by one of the Company's principal investors.

As part of the acquisition of MME, the Company issued two notes. One note is for $1,150,000 payable on May 1, 2004. The second note is for $1,250,000 and is due May 1, 2005. These notes accrue interest at Prime Rate plus 2% per annum. The Prime Rate as of December 31, 2003 was 4.00%. The notes payable are secured by cash, cash equivalents, accounts receivable, inventory, fixed and other assets of the Company, and are subordinated to the Company's senior indebtedness.

NOTE 8. INCOME TAXES

         A reconciliation of the income tax expense (benefit) computed at the statutory Federal income tax rate to the reported amount follows:

                                                 Year Ended December 31,
                                               -------------------------
                                                   2003           2002
                                               -----------    ----------
        Federal statutory rate:                    34%             34%
                                                  ---             ---
        Tax benefit at Federal statutory rates $ (997,737)     $(269,272)
        Loss in excess of available benefit       997,737        269,272
        State income taxes                         19,646         35,002
                                               -----------    ----------
                                                 $ 19,646       $ 35,002
                                               ===========    ==========


At December 31, 2003, the Company had net operating loss carryforwards for tax purposes of approximately $6,400,000 expiring at various dates through 2023.

Deferred tax assets (liabilities) comprise the following:

                                                           December 31,
                                                              2003
                                                          -------------
            Allowance for doubtful accounts                  $ 175,000

            Benefit of net operating loss carryforward       2,406,000
                                                          -------------
            Gross deferred tax assets                        2,581,000
            Intangibles (tax basis difference)                (509,000)
                                                          -------------
                                                             2,072,000
                                                          -------------
            Valuation allowance                             (2,072,000)
                                                          -------------
              Net deferred tax assets                     $       -
                                                          =============

Deferred tax assets related to net operating loss carry-forward from the acquisition of MME have been fully reserved by a valuation allowance. As a result of the change in ownership, certain limitations may apply to their utilization.

NOTE 9. LEASE COMMITTMENTS

         The Company leases office space in six locations. They are as follows:

    Location              Principal Use               Property Interest
------------------   ----------------------  ----------------------------------
  Melville, NY             Pharmacy and
                        Executive Offices    Leased - expiring June 30, 2009
  Torrance, CA              Pharmacy         Leased - expiring December 31, 2005
  San Diego, CA             Pharmacy         Leased - expiring October 31, 2004
San Francisco, CA           Pharmacy         Leased - expiring April 30, 2005
   Austin, TX               Pharmacy         Leased - expiring June 30, 2004
    Miami, FL               Pharmacy         Leased - expiring September 30,
                                             2005


         At December 31, 2003, the Company's lease commitments provide for the following minimum annual rentals.

                            2004                $ 483,625
                            2005                  362,230
                            2006                  188,791
                            2007                  195,871
                            2008                  203,216
                            THEREAFTER             76,187
                                        ------------------
                                               $1,509,920
                                        ==================

During the years ended December 31, 2003 and 2002, rental expense approximated to $330,000 and $158,000 respectively.

NOTE 10.    STOCKHOLDERS' EQUITY

         a. Common shares reserved

                  Common shares reserved at December 31, 2003, are as follows:

                  Stock Option Plans                   1,650,000
                  Warrants                               844,773
                  Convertible Preferred Stock          2,414,168

      b.   Stock Options

                  Under the terms of the Company's Stock Option Plans, the Board of Directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of the Company. In connection with the introduction of the Stock Option Plan, 1,750,000 shares of common stock were reserved for future issuance. Generally, the Company grants stock options with exercise prices equal to the fair market value of the common stock on the date of the grant, as determined by the Board of Directors. Options generally vest over a two to five year period and expire ten years from the date of the grant.

A summary of the status of the Company's stock option plans as of December 31, 2003 and 2002, and changes during the years then ended is presented below:





                                                                     2003                                     2002
                                                     --------------------------------------    ------------------------------------
                   Stock Options                           Shares              Weighted             Shares             Weighted
                                                                                Average
                                                                               Exercise                                Average
                                                                                 Price                              Exercise Price
---------------------------------------------------- --------------------    --------------     ----------------
Outstanding, beginning of year                                 1,491,700            $ 1.80            1,001,400             $ 0.97
Granted                                                           50,000              5.00              495,000               3.50
Exercised                                                     -                    -                   -                  -
Cancelled                                                       (26,500)              2.91              (4,700)               2.24
                                                     --------------------    --------------     ----------------    ---------------
Outstanding, end of year                                       1,515,200            $ 1.89            1,491,700             $ 1.80
                                                     ====================                       ================

Options exercisable at year end                                1,151,268            $ 1.35              954,408
                                                     ====================                       ================

Weighted  average  fair value of options  under the
plan granted during the year                                                        $ 0.38                                  $ 0.55
                                                                             ==============                         ===============



The following table summarizes information about stock options outstanding at December 31, 2003:



                           Options Outstanding                                             Options Exercisable
------------------------------------------------------------------------------------  -------------------------------
Range of Exercise Price                       Weighted Average         Weighted                          Weighted
                            Number of            Remaining              Average          Number          Average
                           Outstanding          Contractual Life     Exercise Price    Outstanding     Exercise Price
------------------------  --------------    --------------------    --------------    -------------   ---------------
       $.17 - $.66              579,700                5.11              $ 0.19          579,700         $ 0.19
      $1.00 - $2.00             265,000                 6.5              $ 1.51          265,000         $ 1.51
          $3.00                 136,500                 7.8              $ 3.00           60,400         $ 3.00
          $3.50                 484,000                8.51              $ 3.50          242,000         $ 3.50
          $5.00                  50,000                9.76              $ 5.00            4,168         $ 5.00
                          --------------                                            -------------
                              1,515,200                                                1,151,268
                          ==============                                            =============

c.   Warrants

         In March 2000, the Company issued 375,000 common stock warrants to a director of the Company, which resulted in an additional charge to interest expense approximating $37,500. These warrants to purchase 375,000 shares of the Company's common stock have an exercise price of $1.00 per share. These warrants expire in March 2010. The warrants were issued as consideration for guaranteeing the Company's note payable.

         On May 1, 2003, the Company issued warrants to the previous owners of Medicine Made Easy. These warrants can be exercised to purchase 227,273 shares of the Company's common stock for $11.00 a share. These warrants expire in May 2008. The fair value of the warrants was $27,354, and was included in the purchase price of MME.

         On October 1, 2003, the Company issued 125,000 warrants, which have an exercise price of $5.00 per share, to a director of the Company in connection with a private placement that occurred in April 2003. These warrants expire in October 2013.

         The Company has issued 117,500 warrants in prior years to various individuals and corporations for consulting purposes. These warrants can be exercised to purchase 117,500 shares of the Company's common stock for prices ranging from $0.17 a share to $1.00 a share. These warrants expire at various dates from February 1, 2009 through June 30, 2010.

d.       Convertible Preferred stock

     The Company has authorized 20,000,000 shares of preferred stock, .001 par value, which the Board of Directors has authority to issue from time to time in series. The Board of Directors also has the authority to fix, before the issuance of each series, the number of shares in each series and the designation, preferences, rights and limitations of each series.

         In March 2000, the Company sold 512,500 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") to a group of investors, the net proceeds to the Company were approximately $1,025,000.

         In April 2001, the Company sold 333,334 shares of Series B convertible preferred stock (the "Series B Preferred Stock") to a group of investors. The net proceeds to the Company were approximately $988,000. In October 2001, the Company sold 333,334 shares of Series B Preferred Stock to a group of investors. The net proceeds to the Company were approximately $999,000.

         In April 2003, the Company raised $6,063,682, net of costs of $111,318 related to this issuance in a private placement with several investors. The Company sold 1,235,000 shares of Series C convertible preferred stock at $5.00 per share. There will be no dividends payable on the shares, unless the Company, in its sole discretion declares a dividend with respect to the common stock. In the event of any liquidation, these shares shall share on a pari passu basis in liquidation with the Series A and B preferred stock outstanding. A portion of the proceeds of the sale of the Series C convertible preferred stock was used in connection with the Company's $1,475,000 settlement of its lawsuit with Morris and Dickson (Note 13). $2,250,000 of the proceeds was used to fund the acquisition of Medicine Made Easy. $841,789 of the proceeds was used to repay Company indebtedness. The Company has additional indebtedness to the sellers of Medicine Made Easy as described more fully in Note 7.

         The series A, series B and series C preferred stock have senior preference and priority as to dividends, distributions and payments upon the liquidation, dissolution or winding up of affairs before any payments to holders of the common stock. Each share of series A, series B and series C preferred stock is convertible, at the option of the holder at any time, into one (1) share of common stock.

NOTE 11.          FAIR VALUE OF FINANCIAL INSTRUMENTS

         The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

         Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

         Long-Term Debt: The fair value of the Company's long term debt, including the current portions, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at December 31, 2003 approximates its fair value.

NOTE 12.    RELATED PARTY TRANSACTIONS

         During 2003, a director of the Company provided consulting services for fees approximating $ 11,400.

         During 2003, two of the Company's directors purchased 115,000 shares of Series C Convertible stock at $5.00 per share.

         During 2003, a director of the Company received 125,000 warrants from the Company.

         During 2002, two of the Company's directors provided consulting services for fees approximating $ 15,000.

         A Director of the Company has guaranteed a $1,500,000 loan from a bank. This loan accrues interest at Prime Rate per annum, with the full principal payable in March of 2005. The Prime Rate at December 31, 2003 was 4.00%.

NOTE 13.   LITIGATION

MORRIS AND DICKSON CO., LTD. V. ALLION HEALTHCARE INC. On October 18, 2002, Morris and Dickson, the Company's former drug wholesaler, filed suit against the Company and the Company's wholly owned subsidiaries, Mail Order Meds of New York, Inc. and Mail Order Meds, Inc., in the District Court for the Western District of Louisiana. Morris and Dickson alleged that the Company has failed to pay $2,053,661 (inclusive of interest at 18% per annum through September 25, 2002) for pharmaceutical products. Morris and Dickson were seeking such amount plus reasonable attorneys fees and court costs. On December 4, 2002, the Company filed a motion to dismiss for lack of personal jurisdiction, and Morris and Dickson filed a memorandum in opposition of the motion to dismiss, and the Company responded on January 5, 2003. The suit was dismissed without prejudice for lack of personal jurisdiction and was subsequently settled, in April 2003, with the Company paying $1,475,000 to Morris and Dickson. As of December 31, 2002, the Company adjusted its amount owed to Morris and Dickson from approximately $1,780,000 to $1,475,000 as an adjustment to cost of sales.

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

NEW JERSEY MEDICAID AUDIT. During the first quarter of 2003, Medicaid commenced a review of the Company's billing practices in New Jersey. In particular, Medicaid reviewed whether the appropriate procedures were followed by the Company and whether the requisite patient consents were obtained by the Company at the time of delivery. During 2003 the Company accrued an estimated cost of $200,000 for the New Jersey Medicaid Audit. The Company has reached an agreement in principle with Medicaid of New Jersey. The Company believes that accrued expenses will be adequate for the final settlement.

CALIFORNIA AIDS DRUG ASSISTANCE PROGRAM (ADAP) AUDIT. In 2003, prior to the acquisition of MME by the Company, ADAP commenced a review of billing by MME in California. In particular, ADAP reviewed whether the appropriate procedures were followed and whether the requisite consents were obtained. The Company met with ADAP and agreed to a settlement. The settlement amount was within the agreed upon post closing price adjustment as agreed to between the Company and the sellers of MME at the closing of the transaction. As a result, the Company will not suffer any adverse financial effects.

NOTE 14.     CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

         The Company provides prescription medications to its customers in the United States through its four wholly owned subsidiaries. Credit losses relating to customers historically have been minimal and within management's expectations.

         At December 31, 2003, the Company maintained 92% of its cash and cash equivalents with two financial institutions.

         Under certain federal and state third-party reimbursement programs, the Company received net patient revenues of approximately $42,739,000 and $23,081,000 for the years ended December 31, 2003, and 2002 respectively. At December 31, 2003 and 2002, the Company had an aggregate outstanding receivable from federal and state agencies of approximately $3,012,000, and $1,953,000, respectively.

NOTE 15.    CAPITAL LEASE OBLIGATIONS

         Future minimum commitments under non-cancelable capital leases are as follows:

                                                           Capital
                                                            Leases
                                                      --------------
2004...................................................   $108,072
2005...................................................    108,072
2006...................................................     66,649
                                                      --------------

Total minimum lease payments...........................    282,793

Amounts representing interest..........................    (31,173)
                                                      --------------

Present value of net minimum lease payments
(including current portion of $ 89,460)................    $251,620
                                                       =============

NOTE 16.    OTHER LONG-TERM DEBT

         The Company owes the Internal Revenue Service ("IRS") $104,500 of long-term debt as of December 31, 2003 which is recorded in other long-term debt. The United States Bankruptcy Court entered an order confirming the settlement of the I.R.S. claim against the Company on September 29, 1999. The Company had agreed to pay $130,000 over six years to satisfy the I.R.S. claim. The Company will not carry forward any net operating losses or credit available from pre-1999 periods, into post-1998 years. The Company will have no federal income tax liability from any periods prior to January 1, 1999. In addition, the I.R.S. will not conduct any further audits of the company for periods prior to January 1, 1999, provided that the terms of the Bankruptcy Court's confirmation order of February 1, 1999 are complied with.

NOTE 17. MAJOR SUPPLIERS

         During the year ended December 31, 2003 the Company purchased approximately $40,268,000 from three major suppliers, and during the year ended December 31, 2002, the Company purchased approximately $22,459,000 from two major suppliers.

         In September 2003, the Company signed a five-year agreement with a drug wholesaler that requires certain minimum purchases per the agreement. If the Company has not met the minimum purchase commitments as set forth in the agreement, the Company will be charged a prorated amount of 0.20% of the projected volume remaining on the Term of the Agreement. The agreement also states that the Company's minimum purchases during the term of the agreement will be no less than $400,000,000.

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

NOTE 19. SUBSEQUENT EVENTS

         In January 2004, Broughan Gorey, the Company's Chief Financial Officer, resigned.

         In March of 2004, the Company and Bristol-Myers mutually agreed to terminate their relationship as of March 31, 2004. The Company will continue to work with Bristol-Myers sales representatives on a non-contractual basis.

         In April 2004, the Company raised $2,000,000 in a private placement with several investors. The Company sold 333,333 shares of Series D convertible preferred stock at $6.00 per share subject to certain modifications as defined in the Certificate of Designation of Series D Preferred Stock of Allion Healthcare, Inc. There will be no dividends payable on the shares, unless the Company, in its sole discretion declares a dividend with respect to the common stock. In the event of any liquidation, the shares shall share on a pari passu basis in liquidation with the Series A, B and C preferred stock outstanding.

         In April 2004, the Company entered into a preferred provider relationship with a major pharmaceutical company to provide specialty pharmacy services and fill prescriptions for one of the pharmaceutical company's HIV products. In exchange for providing data to the pharmaceutical company the Company will be allowed to purchase the HIV product at a discount.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2004

 ALLION HEALTHCARE, INC., AND SUBSIDIARIES

(Registrant)



                                By: /S/ MICHAEL P. MORAN
                                ------------------------
                                Michael P. Moran
                                Chairman, President, Chief Executive Officer, Secretary and Acting Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN PAPPAJOHN
    --------------
    John Pappajohn, Director
    Date: APRIL 14, 2004

/s/ DERACE SCHAFFER, M.D.
    --------------
    Derace Schaffer, M.D., Director
    Date: APRIL 14, 2004

/s/ JAMES HOOVER
    --------------
    James Hoover, Director
    Date: APRIL 14, 2004