Form 10KSB/A
period 2003-12-31
ALLION HEALTHCARE INC
filed 2004-04-29
CIK 847935

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
                                       TO

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
                 ----------------------------------------------
                (Name of small business issuer in its charter)


                     DELAWARE                          11-2962027
           -------------------------------         -------------------
           (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)          Identification No.)


           1660 WALT WHITMAN ROAD, SUITE 105, MELVILLE, NEW YORK 11747
           -----------------------------------------------------------
                    (Address of principal executive offices)


                    Issuer's telephone number: (631) 547-6520

    Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, $.001 PAR VALUE PER SHARE
                     ---------------------------------------
                                (Title of Class)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer on April 19, 2004, based on assumed price of $6.00 per share of Common Stock (as there is no trading market for the Common Stock), was approximately $6,525,000.

                    ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                              YES [X]   NO  [ ]


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 19, 2004, the Issuer had outstanding 3,100,000 shares of Common
Stock.



Transitional Small Business Disclosure Format (check one):

                                              YES [ ]    NO  [X]

                   AMENDMENT TO ANNUAL REPORT ON FORM 10-KSB/A
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

         The registrant has determined to furnish the information required in
Part III of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, rather than to incorporate it by reference to information to be contained in the registrant's proxy statement. This Amendment No. 1 to the Annual Report on Form 10-KSB for the year ended December 31, 2003 is being filed solely to add the information required in Part III.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a Code of Ethics that applies to all executive officers and directors of the Company, a copy of which is filed as Exhibit 14.1 to this Form 10-KSB.

         The following table sets forth the names, ages and principal positions of our directors and executive officers as of March 31, 2004:

NAME                                         AGE    PRINCIPAL POSITION WITH REGISTRANT
--------------------------                   ---    -----------------------------------------------------------
John Pappajohn (1)(2)                         75    Director
Derace Schaffer, M.D. (1)                     55    Director
James B. Hoover (2)(3)                        49    Director
Michael P. Moran                              43    Chairman, President, Chief Executive Officer, Acting Chief
                                                    Financial Officer and Secretary
MikeLynn Salthouse                            48    Vice President, HIV Sales
Robert Fleckenstein, RPh                      50    Vice President, Pharmacy Operations

(1) Member of the Compensation Committee
(2) Member of the Audit Committee
(3) Audit Committee Financial Expert

         JOHN PAPPAJOHN, has served as a Director of the Company since 1996. Since 1969, Mr. Pappajohn has been the President and principal stockholder of Equity Dynamics, Inc., a financial consulting firm, and the sole owner of Pappajohn Capital Resources, a venture capital firm. Mr. Pappajohn has served on the Boards of over 40 public companies and currently serves as a director of the following public companies; MC Informatics, Inc., PACE Health Management Systems, Inc. and Patient Infosystems, Inc. Mr. Pappajohn received his B.S.C. in Business from the University of Iowa. On September 15, 1998, the Company filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. The Company's plan for reorganization was approved by the bankruptcy court on February 1, 1999. Mr. Pappajohn was a member of the Company's Board of Directors prior to, during and after the Company's bankruptcy reorganization.

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

         JAMES B. HOOVER, has served as the Managing Partner of Dauphin Capital Partners since 1998. Prior to founding Dauphin Capital in 1998, Mr. Hoover was a General partner of Welsh, Carson, Anderson and Stowe, a management buy-out firm specializing in health care and information services. Prior to joining WCAS, Mr. Hoover was a General Partner of Robertson, Stephens & Co., an investment banking firm specializing in the financing of emerging growth companies with a particular emphasis on the health care industry. Mr. Hoover joined Robertson, Stephens in 1984. Mr. Hoover is a director of Quovadx Inc., and U.S. Physical Therapy, Inc. two publicly traded companies, as well as a director of several private health care companies. He is a member of the Special Projects Committee of Memorial Sloan-Kettering Cancer Center. He received his MBA from the Graduate School of Business at Indiana University. He holds a BA degree from Elizabethtown College (Pennsylvania) where he presently serves as a member of the Board of Trustees and Chairman of its Investment Committee. The Company's Board of Directors has determined that James B. Hoover, Chairman of the Company's Audit Committee, meets the SEC definition of an "audit committee financial expert" and the additional "independence" requirements of NASD's listing standards.

         MICHAEL P. MORAN, has served as Chairman, President, Chief Executive Officer and as a member of our Board of Directors since September 1997. Mr. Moran has served as acting Chief Financial Officer since the Company's former Chief Financial Officer, Broughan Gorey, resigned in January 2004. From 1996 to September of 1997 Mr. Moran was a Regional Vice President at Coram Healthcare, Inc. From 1990 to 1996 Mr. Moran was a Regional Vice President for Chartwell Home Therapies, Inc. Prior to 1990, Mr. Moran held various sales and management positions at Critical Care America, Inc. Mr. Moran received a B.S. in management from Assumption College. On September 15, 1998, the Company filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. The Company's plan for reorganization was approved by the bankruptcy court on February 1, 1999. Mr. Moran was a member of the Company's Board of Directors prior to, during and after the Company's bankruptcy reorganization.

         ROBERT E. FLECKENSTEIN, RPH, has served as Vice President of Pharmacy Operations since January 2004 and is responsible for national pharmacy operations. Mr. Fleckenstein has held positions in pharmacy management for 20 years, with over 10 of those years in specialty pharmacy. From 2000 to 2002, Bob served as Vice President of Operations for CVS ProCare at its Pittsburgh distribution center. From 1997 to 2000 he served as Director of Pharmacy Services for Stadtlanders Drug Company. Prior to 1997, he held various management level positions in specialty and hospital pharmacy companies. Bob received his B.S. in Pharmacy from the University of Pittsburgh and his MBA from the Katz Graduate School of Business at the University of Pittsburgh.

         MIKELYNN SALTHOUSE, RN, has served a Vice President, HIV Sales since October 2002. Ms. Salthouse has worked in the pharmaceutical industry for 20 years, including 9 years with Stadtlanders and CVS ProCare. Ms. Salthouse served as Vice President, Sales and Vice President, Business Development while with Stadtlanders and CVS ProCare. For the years prior to 1993, MikeLynn held sales management positions with both Ivonyx and Clinical Homecare, infusion service companies, as well as various sales and management positions at McNeil Consumer Products, a division of Johnson & Johnson. Ms. Salthouse attended Loma Linda University and graduated from Riverside College, both in Southern California.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and certain of its officers, and persons who beneficially own more than 10% of the Company's Common Stock (collectively, "Insiders"), to file reports of ownership and changes in ownership of common stock with the Securities and Exchange Commission ("SEC"). Insiders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Mr. John Pappajohn failed to file a Form 4 report on a timely basis for the grant of warrants to purchase shares of Common Stock in October 2003. Mr. John Pappajohn failed to file a Form 5 report on a timely basis for the gifts of warrants in February 2002 and July 2003. Mr. James Hoover failed to file a Form 3 report on a timely basis upon his appointment to the Board of Directors in July 2003. Mr. James Hoover failed to file a Form 4 report on a timely basis reporting the grant of options to purchase shares of Common Stock in October 2003.

ITEM 10. EXECUTIVE COMPENSATION AND OTHER INFORMATION

         The following Summary Compensation Table sets forth all compensation received for services rendered to the Company in all capacities for the years ended December 31, 2003, 2002 and 2001, by (i) each person who served as Chief Executive Officer of the Company during the year ended 2003 and (ii) each of the other executive officers of the Company who were serving as executive officers as of December 31, 2003.

                           SUMMARY COMPENSATION TABLE

Name and Principal
Position                                    Annual Compensation                                 Long Term Compensation
--------------------------- --------------------------------------------------- ----------------------------------------------------
                             Year    Salary ($)   Bonus ($)     Other Annual     Restricted      Securities              All Other
                                                                Compensation     Stock           Underlying             Compensation
                                                                   ($)(1)        Award(s) ($)    Options/ (#)              ($)
--------------------------- -------- ----------- ------------- ----------------  --------------- ---------------------- ------------



--------------------------- -------- ----------- ------------- ----------------  -------------   ---------------------- ------------
Michael P. Moran,           2003     $247,483    $100,000            $0         $0              0                           $0
Chairman, President,        -------- ----------- ------------- ---------------- --------------- ---------------------- -------------
Chief Executive Officer,    2002     $247,569    $0                  $0         $0              50,000                      $0
and Secretary               -------- ----------- ------------- ---------------- --------------- ---------------------- -------------
                            2001     $217,231    $100,000            $0         $0              0                           $0
--------------------------- -------- ----------- ------------- ---------------- --------------- ---------------------- -------------
Broughan E. Gorey,          2003     $162,483    $0                $5,400       $0              0                           $0
Chief Financial Officer(2)
                            -------- ----------- ------------- ---------------- --------------- ---------------------- -------------
                            2002     $81,828     $25,000(3)        $2,025       $0              90,000                      $0
--------------------------- -------- ----------- ------------- ---------------- --------------- ---------------------- -------------
Mikelynn Salthouse,         2003     $150,000    $0                $7,200       $0              0                           $0
Vice President, HIV Sales
                            -------- ----------- ------------- ---------------- --------------- ---------------------- -------------
                            2002     $40,385     $0                $1,650       $0              75,000                      $0
--------------------------- -------- ----------- ------------- ---------------- --------------- ---------------------- -------------

(1) For the years presented perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total annual salary and bonus for the named executive officer.

(2)  In January 2004, Broughan Gorey resigned from the Company.

(3)  2002 Bonus was earned in that year and paid in 2003.


OPTIONS GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

         During the year ended December 31, 2003, none of the Company's named executive officers received any grants of stock options.

AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth the number of exercisable and unexercisable options held by Mr. Moran, the Company's Chief Executive Officer, Mr. Gorey, the Company's Chief Financial Officer, and Ms. Salthouse, the Company's Vice President of Sales at December 31, 2003. The option value was based upon unregistered sales of the Company's Series D Preferred Stock consummated in April 2004 at an offering price of $6.00 per share.

                                                                 Number of Securities Underlying     Value of Unexercised
                                                                 Unexercised Options at Fiscal       In-the-Money Options at Fiscal
                            Shares acquired     Value Realized   Year-End Exercisable /              Year End Exercisable /
Name                        on exercise (#)          ($)         Unexercisable (#)                   Unexercisable ($)
-----------------------------------------------------------------------------------------------------------------------------------
Michael P. Moran                   --                 --         625,000/25,000                      3,475,000/62,500
-------------------------- ------------------- ----------------- ----------------------------------- ------------------------------
Broughan E. Gorey(1)               --                 --         45,000/45,000                       112,500/112,500
-------------------------- ------------------- ----------------- ----------------------------------- ------------------------------
Mikelynn Salthouse                 --                 --         37,500/37,500                       93,750/93,750
-------------------------- ------------------- ----------------- ----------------------------------- ------------------------------

(1) In January 2004, Broughan Gorey resigned from the Company.

1998 STOCK OPTION PLAN

BACKGROUND. The Company's 1998 Stock Option Plan (the "1998 Plan") was adopted pursuant to a confirmation of a plan of reorganization adopted on February 1, 1999. The 1998 Plan authorizes the grant of options to purchase up to 1,250,000 shares of Common Stock. As of December 31, 2003, incentive stock options to purchase 1,150,000 shares are outstanding under this plan, and these options have exercise prices ranging from $0.175 to $3.50 per share. No further options will be granted under this plan.

STOCK OPTIONS. The 1998 Plan provides for the discretionary grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code"), to employees and for the grant of non-statutory stock options to employees, non-employee directors and consultants and other independent contractors providing services to us.

ADMINISTRATION. The 1998 Plan provides that it may be administered by the Company's Board of Directors or a committee of two or more members of the Board of Directors. The administrator has the power to determine who receives option grants and the terms of the options granted, including exercise price, the number of shares subject to each option and the exercisability thereof. The administrator also has the authority to cancel and re-grant options. The 1998 Plan is administered by the Company's compensation committee.

STOCK OPTIONS. The exercise price of all incentive stock options granted under the 1998 Plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of non-statutory stock options granted under the 1998 Plan must be at least equal to 85% of the fair market value of the common stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive stock option granted to such a participant must be at least equal to 110% of the fair market value of the common stock on the grant date, and the term of any such incentive stock option must not exceed five years. The term of all other options granted under the 1998 Plan may not exceed ten years.

CHANGE IN CONTROL. The 1998 Plan provides that, in the event the Company merges with or into another company in which more than 50% of the surviving company is not owned by the Company's shareholders before such merger, or in the event of a liquidating sale of all or substantially all of the Company's assets, the administrator shall accelerate the vesting of each outstanding option under the 1998 Plan unless the options are assumed by a successor or replaced with a comparable cash incentive program.

OTHER TERMS OF OPTIONS. Options granted under the 1998 Plan are generally not transferable by the optionee, and each option is exercisable during the lifetime of the optionee only by such optionee. Options granted under the 1998 Plan must generally be exercised within three months after the optionee ceases to be an employee, director or consultant, or within one year after such optionee's termination of service by reason of disability or death, but in no event later than the expiration of the option's term. Unless terminated sooner, the 1998 Plan will automatically terminate on February 1, 2009. The Board of Directors also has the authority to amend, suspend or terminate the 1998 Plan, provided that no such action may adversely affect any outstanding option grants or increase the authorized shares under the 1998 Plan without shareholder approval.

2002 STOCK OPTION PLAN

         BACKGROUND. The Company's 2002 Stock Option Plan (the "2002 Plan") was approved pursuant to 2002 Annual Meeting on June 24, 2002. The 2002 Plan authorizes the grant of options to purchase up to 500,000 shares of Common Stock. As of December 31, 2003, incentive stock options to purchase 365,200 shares are outstanding under this plan, and these options have exercise prices from $3.50 to $5.00 per share.

STOCK OPTIONS. The 2002 Plan provides for the discretionary grant of incentive stock options, within the meaning of Section 422 of the Code, to employees and for the grant of non-statutory stock options to employees, non-employee directors and consultants and other independent contractors providing services to us.

ADMINISTRATION. The 2002 Plan provides that it may be administered by the Company's Board of Directors or a committee of two or more members of the Board of Directors. The administrator has the power to determine who receives option grants and the terms of the options granted, including exercise price, the number of shares subject to each option and the exercisability thereof. The administrator also has the authority to cancel and re-grant options. Until recently the Company's Board of Directors administered the 2002 Plan. Currently the 2002 Plan is administered by the Company's compensation committee.

STOCK OPTIONS. The exercise price of all incentive stock options granted under the 2002 Plan must be at least equal to the fair market value of the common stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive stock option granted to such a participant must be at least equal to 110% of the fair market value of the common stock on the grant date, and the term of any such incentive stock option must not exceed five years. The term of all other options granted under the 2002 Plan may not exceed ten years.

CHANGE IN CONTROL. The 2002 Plan provides that, in the event the Company merges with or into another company in which more than 50% of the surviving company is not owned by the Company's shareholders before such merger, or in the event of a liquidating sale of all or substantially all of the Company's assets, the administrator shall accelerate the vesting of each outstanding option under the 2002 Plan unless the options are assumed by a successor or replaced with a comparable cash incentive program.

OTHER TERMS OF OPTIONS. Options granted under the 2002 Plan are generally not transferable by the optionee, and each option is exercisable during the lifetime of the optionee only by such optionee. Options granted under the 2002 Plan must generally be exercised within three months after the optionee ceases to be an employee, director or consultant, or within one year after such optionee's termination of service by reason of disability or death, but in no event later than the expiration of the option's term. Unless terminated sooner, the 2002 Plan will automatically terminate on May 15, 2012. The Board of Directors also has the authority to amend, suspend or terminate the 2002 Plan, provided that no such action may adversely affect any outstanding option grants or increase the authorized shares under the 2002 Plan without shareholder approval.

DIRECTOR COMPENSATION

         The Company does not have a formal policy regarding the granting of stock options to its directors. The Company's non-employee directors have each been granted options to purchase 50,000 shares of Common Stock pursuant to the Company's 1998 and 2002 Stock Option Plans as compensation for serving on the Company's Board of Directors. These options have an exercise price ranging from $2.00 to $5.00 per share approximating the fair market value as of the date of grant, and vest monthly in equal amounts over either a two or three year period, with the first installment vesting one month following the option grants so long as the director remains a member of the Company's Board of Directors. The Company's non-employee directors receive no other compensation for their service as directors. Directors who are employees of the Company or affiliates do not receive any compensation for their services as a director. Accordingly, Mr. Moran has not been compensated for his services as a director of the Company.

EMPLOYMENT AGREEMENTS

In June 2002, the Company entered into a written employment agreement with Broughan Gorey, the Company's Chief Financial Officer. The employment agreement had a term of one year and automatically renewed for successive terms of one year each, unless terminated three months prior to the end of any term. The employment agreement provided for a base salary of $165,000 per annum and a non-discretionary bonus of $25,000 for the initial term. The agreement also provided for a grant of an option to purchase 90,000 shares of common stock. In January 2004, Mr. Gorey resigned from the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information as of April 19, 2004 regarding the beneficial ownership of the Company's capital stock by (i) each person known by the Company to own more than five percent of the Company's outstanding capital stock; (ii) each of the directors and named executive officer of the Company and (iii) all of the Company's directors and named executive officers as a group.

                            SECURITY OWNERSHIP TABLE



                                                         ---------------------------------------------------------------------------
                                                                                   SHARES OF PREFERRED STOCK, SERIES:
                                                         ---------------------------------------------------------------------------
                                               % of
                                     Common    Common             % of A           % of B            % of C           of D  % of All
Name(1)                               Stock    Stock (2)     A      (3)      B       (4)       C       (5)     D      (6)      (7)
------------------------------------------------------------------------------------------------------------------------------------
Gary Kirke (8)                       500,000    13.9%     500,000   97.6%    --       --      --        --      --     --      6.3%
417 Locust Street
Des Moines, IA 50309
------------------------------------------------------------------------------------------------------------------------------------
Principal Life Insurance
  Company (9)                        733,334    19.1%       --       --    333,334   50.0%  400,000    32.4%    --     --      9.2%
711 High Street
Des Moines, IA 50392
------------------------------------------------------------------------------------------------------------------------------------
Gainesborough Investments,
  L.L.C. (10)                        333,334     9.7%       --       --    333,334   50.0%    --        --      --     --      4.2%
420 Bedford St., Ste. 110
Lexington, MA  02420
------------------------------------------------------------------------------------------------------------------------------------
John Pappajohn (11)                 1,598,333   43.2%       --       --      --       --    100,000    8.1%     --     --     20.1%
2116 Financial Ctr.
Des Moines, IA 50309
------------------------------------------------------------------------------------------------------------------------------------
Michael P. Moran (12)                631,944    16.9%       --       --      --       --      --        --      --     --      7.9%
1660 Walt Whitman RD, Ste 105
Melville, NY 11747
------------------------------------------------------------------------------------------------------------------------------------
Derace Schaffer, MD (13)             381,944    12.0%       --       --      --       --      --        --      --     --      4.8%
3489 Elmwood Ave.
Rochester, NY  14610
------------------------------------------------------------------------------------------------------------------------------------
Edgewater Private Equity
  Fund II, L.P. (14)                 637,373    20.2%       --       --      --       --    50,000     4.0%     --     --      8.0%
900 N. Michigan Ave., 14th Fl
Chicago, IL  60611
------------------------------------------------------------------------------------------------------------------------------------
Northwest Holdings, Ltd.             250,000     8.1%       --       --      --       --      --        --      --     --      3.1%
4th Fl., Bank of Nova
  Scotia Bldg.,
PO Box 1068
Georgetown, Grand Cayman,
Cayman Islands
------------------------------------------------------------------------------------------------------------------------------------
Dauphin Capital Partners,
  LP (15)                            300,000     8.8%       --       --      --       --    300,000    24.3%    --     --      3.8%
108 Forest Ave.,
Locust Valley, NY 11560
------------------------------------------------------------------------------------------------------------------------------------
Sands Brothers Venture
  Capital LLC (16)                   200,000     6.1%       --       --      --       --    200,000    16.2%    --     --      2.5%
90 Park Ave.,
New York, NY 10016
------------------------------------------------------------------------------------------------------------------------------------
James B. Hoover (17)                 326,111    10.5%       --       --      --       --    315,000    25.5%    --     --      4.1%
1660 Walt Whitman RD, Ste 105
Melville, NY 11747
------------------------------------------------------------------------------------------------------------------------------------
Presidio Partners LP (18)            152,500     4.7%       --       --      --       --      --        --    52,500   45.7%   1.9%
44 Montgomery Street,
  Suite 2110
San Francisco, CA  94104
------------------------------------------------------------------------------------------------------------------------------------
Goldman Capital Management (19)      50,000       *         --       --      --       --      --        --    50,000   15.0%    *
220 East 42nd Street,
  29th Floor
New York, NY  10017
------------------------------------------------------------------------------------------------------------------------------------
Micro Capital LLC (20)               41,667       *         --       --      --       --      --        --    41,667   12.5%    *
201 Post Street, Suite 1001
San Francisco, CA 94108
------------------------------------------------------------------------------------------------------------------------------------
Omicron Master Trust (21)            41,667       *         --       --      --       --      --        --    41,667   12.5%    *
810 Seventh Avenue, 39th Floor
New York, NY  10019
------------------------------------------------------------------------------------------------------------------------------------
Roth Capital Partners, LLC (22)      33,333       *         --       --      --       --      --        --    33,333   10.0%    *
24 Corporate Plaza
Newport Beach, CA 92660
------------------------------------------------------------------------------------------------------------------------------------
Broughan E. Gorey (23)               46,533       *         --       --      --       --      --        --      --     --       *
1660 Walt Whitman RD, Ste 105
Melville, NY 11747
------------------------------------------------------------------------------------------------------------------------------------
Mikelynn Salthouse (24)              47,917       *         --       --      --       --      --        --      --     --       *
1660 Walt Whitman RD, Ste 105
Melville, NY 11747
------------------------------------------------------------------------------------------------------------------------------------
All officers and directors as a     3,032,783   68.6%       --       --      --       --    415,000    33.6%    --     --     37.9%
group (6 persons)
------------------------------------------------------------------------------------------------------------------------------------


* - Less Than 1%

                      FOOTNOTES TO SECURITY OWNERSHIP TABLE

(1) This table is based upon information supplied by the officer, directors and principal shareholders and applicable filings made with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. The number of shares for each person is calculated in accordance with the rules of the Securities and Exchange Commission and includes shares each person has the right to acquire within 60 days from April 19, 2004.


(2) Percentages are calculated on the basis of the amount of outstanding shares of Common Stock (3,100,000), plus for each person or group, any shares that person or group has the right to acquire within 60 days from April 19, 2004.


(3) Percentages are calculated on the basis of the amount of outstanding shares of Series A Preferred Stock (512,500), plus for each person or group, any shares that person or group has the right to acquire within 60 days from April 19, 2004.


(4) Percentages are calculated on the basis of the amount of outstanding shares of Series B Preferred Stock (666,668), plus for each person or group, any shares that person or group has the right to acquire within 60 days from April 19, 2004.


(5) Percentages are calculated on the basis of the amount of outstanding shares of Series C Preferred Stock (1,235,000), plus for each person or group, any shares that person or group has the right to acquire within 60 days of April 19, 2004.


(6) Percentages are calculated on the basis of the amount of outstanding shares of Series D Preferred Stock (333,335), plus for each person or group, any shares that person or group has the right to acquire within 60 days of April 19, 2004.


(7) Percentages are calculated on the basis of the amount of outstanding shares of Common Stock (3,100,000), Series A Preferred Stock (512,500), Series B Preferred Stock (666,668), Series C Preferred Stock (1,235,000) and Series D Preferred Stock (333,335) for a total of 5,847,503 shares, plus for each person or group, any shares that person or group has the right to acquire within 60 days from April 19, 2004.


(8) Includes 500,000 shares of Common Stock issuable upon conversion of shares of Series A Preferred.


(9) Includes 333,334 shares of Common Stock issuable upon conversion of shares of Series B Preferred and 400,000 shares of Common Stock issuable upon conversion of shares of Series C Preferred.


(10) Includes 333,334 shares of Common Stock usable upon conversion of shares of Series B Preferred.


(11) Includes 375,000 shares held by Halkis, Ltd., a sole proprietorship owned by Mr. Pappajohn and 250,000 shares held by Thebes, Ltd., a sole proprietorship owned by Mr. Pappajohn's spouse. Includes 145,833 shares of Common Stock issuable upon exercise of options, 352,500 shares of Common Stock issuable upon exercise of warrants and 100,000 shares of Common Stock issuable upon conversion of shares of Series C Preferred.


(12) Represents 631,944 shares of Common Stock issuable upon exercise of options.


(13) Represents 81,944 shares of Common Stock issuable upon exercise of options.


(14) Includes 50,000 shares of Common Stock issuable upon conversion of shares of Series C Preferred.


(15) Includes 300,000 shares of Common Stock issuable upon conversion of shares of Series C Preferred.


(16) Includes 30,000 shares of Common Stock held by Sands Brother Venture Capital II LLC issuable upon conversion of shares of Series C Preferred, 100,000 shares of Common Stock held by Sands Brothers Venture Capital III LLC issuable upon conversion of shares of Series C Preferred, and 40,000 shares of Common Stock held by Sands Brothers Venture Capital IV LLC issuable upon conversion of shares of Series C Preferred. Sands Brothers Venture Capital LLC disclaims beneficial ownership of the shares held by Sands Brothers Venture Capital II LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC.


(17) Represents 11,111 shares of Common Stock issuable upon exercise of options and 15,000 shares issuable upon conversion of shares of the Series C Preferred. Includes shares owned by Dauphin Capital Partners, LP of which James Hoover is the managing partner.

(18) Represents 152,500 shares of Common Stock issuable upon conversion of shares of the Series D Preferred owned by Presidio Partners LP. Also includes shares held by Geary Partners L.P., Brady Retirement Fund LP and Presidio Offshore International.


(19) Represents 50,000 shares of Common Stock issuable upon conversion of shares of the Series D Preferred.


(20) Represents 41,667 shares of Common Stock issuable upon conversion of shares of the Series D Preferred.


(21) Represents 41,667 shares of Common Stock issuable upon conversion of shares of the Series D Preferred.


(22) Represents 33,333 shares of Common Stock issuable upon conversion of shares of the Series D Preferred.


(23) Represents 46,533 shares of Common Stock issuable upon exercise of options. Mr. Gorey resigned from the Company in January 2004.


(24) Represents 47,917 shares of Common Stock issuable upon exercise of options.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 2003, John Pappajohn and James Hoover, two of the Company's directors purchased 115,000 shares of Series C Convertible stock at $5.00 per share.

         During 2003, John Pappajohn, a director of the Company received 125,000 warrants to purchase shares of common stock from the Company.

         John Pappajohn, a director of the Company has guaranteed a $1,500,000 loan from a bank. This loan accrues interest at Prime Rate per annum, with the full principal payable in March of 2005. The Prime Rate at December 31, 2003 was 4.00%.


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

          3.1C Amended and Restated Certificate of Designation of Rights and
               Preferences of Series B Preferred Stock of Allion Healthcare,
               Inc.*

          3.1D Registration Rights Agreement, dated as of October 30, 2001, by and between Allion Healthcare, Inc. and Gainesborough, L.L.C*

          3.2 Second Amended and Restated By-laws of the Registrant. (Filed as an exhibit to the Registrant's 10-KSB filed on April 15, 2003.)

          4.1 Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to Darin A. Peterson, as of May 1, 2003 (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 16, 2003.)

          4.2 Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to Allan H. Peterson, as of May 1, 2003 (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report of Form 8-K filed on May 16, 2003.)

          4.3 Subordinated Secured Promissory Note of Allion Healthcare, Inc. dated as of May 1, 2003, in the principal amount of $1,187,500, issued to Darin A. Peterson (Incorporated by reference to Exhibit
               10.2 to the Registrant's Current Report on Form 8-K filed on May 16, 2003.)

          4.4 Subordinated Secured Promissory Note of Allion Healthcare, Inc., dated as of May 1, 2003, in the principal amount of $62,500, issued to Allan H. Peterson (Incorporated by reference to Exhibit
               10.3 to the Registrant's Current Report on Form 8-K filed on May 16, 2003.)

          4.5 Subordinated Secured Promissory Note of Allion Healthcare, Inc., dated as of May 1, 2003, in the principal amount of $1,092,500, issued to Darin A. Peterson (Incorporated by reference to Exhibit
               10.4 to the Registrant's Current Report on Form 8-K filed on May 16, 2003.)

          4.6 Subordinated Secured Promissory Note of Allion Healthcare, Inc., dated as of May 1, 2003, in the principal amount of $57,500, issued to Allan H. Peterson (Incorporated by reference to Exhibit
               10.5 to the Registrant's Current Report on Form 8-K filed on May 16, 2003.)

          4.7 Continuing Guaranty of Allion Healthcare, Inc. Indebtedness to West Des Moines State Bank by Guarantor John Pappajohn dated as of December 16, 1999. (Filed as an exhibit to the Registrant's From 10-KSB filed on April 14, 2004).

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

          10.4 2002 Stock Incentive Plan (Incorporated by reference to Exhibit
               10.4 to the Registrant's annual report on Form 10KSB filed on April 15, 2003.)

          10.5 Subordinated Security Agreement, dated as of May 1, 2003, among Allion Healthcare, Inc., as borrower, Darin A. Peterson and Allan
               H. Peterson, collectively, as lenders, and Darin A. Peterson, as collateral agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 16, 2003.)

          10.6 Loan and Security Agreement, dated as of April 21, 1999, by and among the Registrant, The Care Group of Texas Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and HCFP Funding, Inc. (Filed as an exhibit to the Registrant's Form 10-KSB filed on April 14, 2004.)

          10.7 Amendment No. 1 to Loan and Security Agreement, executed as of July 27, 2001 and effective as of April 21, 2001, by and among the Registrant, The Care Group of Texas Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.)(Filed as an exhibit to the Registrant's Form 10-KSB filed on April 14, 2004.)

          10.8 Amendment No. 2 to Loan and Security Agreement, dated as of April 2002, by and among the Registrant, The Care Group of Texas, Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.)(Filed as an exhibit to the Registrant's Form 10-KSB filed on April 14, 2004.)

          10.9 Amendment No. 3 and Consent to Loan and Security Agreement, dated as of May 28, 2003, by and among the Registrant, The Care Group of Texas, Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.)(Filed as an exhibit to the Registrant's Form 10-KSB filed on April 14, 2004.)

         10.10 Amendment No. 4 to Loan and Security Agreement, dated as of September 2003, by and among the Registrant, The Care Group of Texas, Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.)(Filed as an exhibit to the Registrant's Form 10-KSB filed on April 14, 2004.)

         10.11 Agreement of Lease Between Reckson Operating Partnership, L.P and Allion Healthcare, Inc. (Filed as an exhibit to the Registrant's Form 10-KSB filed on April 14, 2004.)

          14.1 Code of Ethics. *

          16.4 Letter on Change in Certifying Accountant, dated May 20, 2002, from Holtz Rubenstein & Co., LLP to the Securities and Exchange Commission. (Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 21, 2002.)

          21.1 Subsidiaries of the Registrant. *

          31.1 Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) Section 302 of the Sarbanes-Oxley Act of 2002. *

          31.2 Certificate by the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002.) *

* - Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by BDO Seidman, LLP for professional services rendered are set forth in the table below:


                                Fiscal Year                Fiscal Year
                                   Ended                      Ended
                                 12/31/2003                12/31/2002
                           -----------------------    ----------------------

    (A) Audit Fees                      $ 100,255                  $ 94,066
    (B) Audit Related Fees                116,436                    42,300
    (C) Tax Related Fees                   13,756                         -
                           -----------------------    ----------------------
                                        $ 230,447                 $ 136,366
                           =======================    ======================


(A) Audit Fees

2003
The aggregate fees billed for the fiscal year ended December 31, 2003 covered the audit of our annual financial statements and the review of our financial statements for the first, second, and third quarters of 2003.

2002
The aggregate fees billed for the fiscal year ended December 31, 2002 covered the audit of our annual financial statements and the review of our financial statements for the second and third quarters of 2002.

(B) Audit Related Fees

2003
The aggregate audit-related fees billed during the fiscal year ended December 31, 2003 were primarily related to the audits and reviews of Medicine Made Easy ("MME"). Allion acquired MME on May 1, 2003.

2002
The aggregate audit-related fees billed during the fiscal year ended December 31, 2002 were primarily related to due diligence.

(C) Tax Related Fees

2003
The aggregate tax fees billed during the fiscal year ended December 31, 2003 were primarily related to preparing and filing the Company's federal consolidated and state returns.