Form 10-Q
period 2004-03-31
ALLION HEALTHCARE INC
filed 2004-05-17
CIK 847935

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                     OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

              1660 WALT WHITMAN ROAD, SUITE 105, MELVILLE, NY 11747
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (631) 547-6520

                  33 WALT WHITMAN ROAD, SUITE 200A, HUNTINGTON
               STATION, NY 11746 (Former name, former address and
                former fiscal year, if changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes       [ ]No

           Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).    [  ] Yes [X] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. [X] Yes       [ ]No

As of May 17, 2004, the total number of outstanding shares of the Registrant's common stock was 3,100,000.

                                TABLE OF CONTENTS

                                                                            Page
PART I.  FINANCIAL INFORMATION
    Item 1: Financial Statements:
         Condensed Consolidated Balance Sheets as of March 31, 2004
         (Unaudited) and December 31, 2003                                     3
         Condensed Consolidated Statements of Operations for the Three Months
         Ended March 31, 2004 and 2003 (Unaudited)                             4
         Condensed Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2004 and 2003 (Unaudited)                             5
Notes to Condensed Consolidated Financial
         Statements (Unaudited)                                                6
    Item 2: Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                11
    Item 3: Quantitative and Qualitative Disclosures about Market Risk        15
    Item 4: Controls and Procedures                                           15

PART II.  OTHER INFORMATION
    Item 1: Legal Proceedings                                                 16
    Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of
            Equity Securities                                                 16
    Item 3: Defaults Upon Senior Securities                                   17
    Item 4: Submission of Matters to a Vote of Security Holders               17
    Item 5: Other Information                                                 17
    Item 6: Exhibits and Reports on Form 8-K                                  17
         Signatures                                                           18
         Exhibit 3.1
         Exhibit 31.1 Certification
         Exhibit 32.1 Certification

                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION






ITEM 1. FINANCIAL STATEMENTS



CONDENSED CONSOLIDATED BALANCE SHEETS




ASSETS
                                                  At March 31,
                                                      2004        At December 31,
                                                  (UNAUDITED)           2003
                                                 ------------      ------------
CURRENT ASSETS:

Cash and cash equivalents                        $    208,638      $    640,790
Accounts receivable,
  (net of allowance for doubtful
  accounts of $437,032 in 2004
  and 2003)                                         3,937,383         3,074,488
Inventories                                         1,258,580         1,296,655
Prepaid expenses and
   other current assets                                89,891           107,399
                                                 ------------      ------------
Total current assets                                5,494,492         5,119,332
Property and equipment, net                           567,789           527,667
Goodwill                                            4,472,068         4,472,068
Intangible assets                                   1,999,063         2,117,601
Other assets                                          169,313           178,777
                                                 ------------      ------------
TOTAL ASSETS                                     $ 12,702,725      $ 12,415,445
                                                 ============      ============
LIABILTIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses            $  5,592,355      $  5,750,909
Notes payable-subordinated                          2,650,000         1,150,000
Revolving credit line                               1,147,833              --
Current portion of capital lease
  obligations                                          91,469            89,460
Current portion of other long-term debt                11,515            12,685
                                                 ------------      ------------
Total current liabilities                           9,493,172         7,003,054

LONG TERM LIABILITIES:

Note payable-subordinated                           1,250,000         2,750,000
Capital lease obligations                             138,526           162,160
Other                                                 104,663           106,951
                                                 ------------      ------------
Total liabilities                                  10,986,361        10,022,165
                                                 ------------      ------------
CONTINGENCIES


STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value,
  shares authorized 20,000,000;
  issued and outstanding 2,414,168                      2,414             2,414

Common stock, $.001 par value;
  shares authorized 80,000,000;
  issued and outstanding 3,100,000                      3,100             3,100
Additional paid-in capital                         10,261,526        10,261,526
Accumulated deficit                                (8,550,676)       (7,873,760)
                                                 ------------      ------------

Total stockholders' equity                          1,716,364         2,393,280
                                                 ------------      ------------
Total liabilities and
  stockholders' equity                           $ 12,702,725      $ 12,415,445
                                                 ============      ============




            See notes to condensed consolidated financial statements.



NOTE: THE BALANCE SHEET AT DECEMBER 31, 2003 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. TO REVIEW COMPLETE FINANCIAL STATEMENTS, REFER TO THE ANNUAL REPORT ON FORM 10-KSB.



                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         Three months ended
                                                              March 31,
                                                       2004            2003
                                                   ------------    ------------

Net sales                                          $ 14,447,117    $  8,301,772
Cost of goods sold                                   12,726,193       7,107,338
                                                   ------------    ------------

Gross profit                                          1,720,924       1,194,434

Operating expenses:
Selling, general and administrative expenses          2,306,610       1,346,606
                                                   ------------    ------------

Operating loss                                         (585,686)       (152,172)

Interest expense                                        (83,946)        (48,192)
                                                   ------------    ------------

Loss before income taxes                               (669,632)       (200,364)

Provision for income taxes                                7,284           1,246
                                                   ------------    ------------

Net loss                                           $   (676,916)   $   (201,610)
                                                   ============    ============

Basic and diluted loss per common share            $       (.22)   $       (.07)
                                                   ============    ============

Basic and diluted weighted average
  of common shares outstanding                        3,100,000       3,100,000
                                                   ============    ============

            See notes to condensed consolidated financial statements.




                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       Three months ended March 31,
                                                       ----------------------------
                                                           2004           2003
                                                       ------------    ------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $   (676,916)   $   (201,610)
Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                            178,411          81,360
   Provision for doubtful accounts                             --            58,925

Changes in operating assets and liabilities:
   Accounts receivable                                     (862,895)        142,745
   Inventories                                               38,075        (136,326)
   Prepaid expenses and other assets                         26,832        (357,631)
   Accounts payable and accrued expenses                   (158,554)        404,542
                                                       ------------    ------------

Net cash used in operating activities                  $ (1,455,047)   $     (7,995)
                                                       ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of property and equipment                       (99,855)         (1,094)
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                        $ 14,600,000    $  8,525,000
   Repayment of line of credit                          (13,452,167)     (8,148,292)
   Repayment of capital leases and long-term debt           (25,083)        (28,006)
                                                       ------------    ------------

Net cash provided by financing activities              $  1,122,750    $    348,702
                                                       ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   $   (432,152)   $    339,613

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                         640,790         212,927
                                                       ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $    208,638    $    552,540
                                                       ============    ============


            See notes to condensed consolidated financial statements.


                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

NOTE A  BASIS OF PRESENTATION


The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying Balance Sheet at December 31, 2003 has been derived from audited financial statements included in the Company's Annual Report on Form 10-KSB for the year then ended.

The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2003 and filed with the Securities and Exchange Commission on April 14, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or any other interim period.

NOTE B            INVENTORIES

Inventories consist entirely of pharmaceuticals available for sale. Inventories are recorded at lower of cost or market, cost being determined on a first-in, first-out ("FIFO") basis.

NOTE C            NET LOSS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted per share amounts include dilutive common equivalent shares. Common equivalent shares, consist of the incremental common shares issuable upon the exercise of stock options and warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the three months ended March 31, 2004, and 2003 do not include the impact of common stock options and warrants then outstanding, as the effect of their inclusion would be anti-dilutive.

NOTE D   ISSUANCE OF PREFERRED STOCK

         In April 2004, the Company raised approximately $2,000,000 in a private placement with several investors. The Company sold 333,333 shares of Series D convertible preferred stock at $6.00 per share subject to certain modifications as defined in the Certificate of Designation of Series D Preferred Stock of Allion Healthcare, Inc. There will be no dividends payable on the shares, unless the Company, in its sole discretion declares a dividend with respect to the common stock. In the event of any liquidation, the shares shall share on a pari passu basis in liquidation with the Series A, B and C preferred stock outstanding.

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

NOTE E   ACQUISITION

On May 1, 2003, the Company acquired Medicine Made Easy (MME). MME fills specialty oral and injectable prescription medications and biopharmaceuticals. MME began operations in January 1999 in the State of California. The aggregate consideration for the acquisition was $4,950,000, subject to post-closing adjustments, and warrants to purchase 227,273 shares of the Company's common stock for $11.00 per share. $300,000 of the purchase price was paid in cash prior to closing as a lock-up fee, of which $200,000 was paid as of December 31, 2002. $2,250,000 of the purchase price was paid in cash at closing. $1,150,000 of the purchase price was paid by subordinated secured promissory notes payable on May 1, 2004. This note was paid in full as of May 1, 2004. The remaining $1,250,000 was paid by subordinated secured promissory notes payable on May 1, 2005. These notes payable accrue interest at a rate of Prime Rate plus 2% per annum. The Prime Rate as of March 31, 2004 was 4.00%. The notes payable are secured by all the assets of the Company, and are subordinated to the Company's senior indebtedness.

    The purchase price consisted of:
    Cash paid to seller prior to closing                          $ 300,000
    Cash paid at closing                                          2,250,000
    Notes payable-subordinated                                    2,400,000
    Direct acquisition costs                                        496,898
    Liabilities assumed                                           2,060,551
    Fair value of warrants issued                                    27,354
                                                               -------------
    Total                                                       $ 7,534,803
                                                               =============


    The purchase price was allocated as follows:
    Current assets                                              $ 1,018,906
    Property and equipment                                          202,461
    Identified intangible assets                                  1,841,368
    Goodwill (not deductible for tax purposes)                    4,472,068
                                                               -------------
    Total                                                       $ 7,534,803
                                                               =============

The operations of MME were included in the consolidated financial statements as of May 1, 2003.

UNDER SFAS 141, "Business Combinations", the Company made an adjustment to current assets and goodwill in the amount of $235,000 as of December 31, 2003 as a result of the Company reaching an agreement on the California AIDS Drugs Assistance Program (ADAP) Audit.
(Note F)

The following pro forma results were developed assuming the acquisition of Medicine Made Easy occurred January 1, 2003. In addition, the sale of the Series C convertible preferred stock is also presumed to have occurred on January 1, 2003.

                                                Three Months Ended
                                                  March 31, 2003
                                                ------------------
   Revenue                                          $14,228,782
   Net loss                                         $  (306,519)
   Basic and diluted loss per share                 $      (.10)


NOTE F  CONTINGENCIES - LEGAL PROCEEDINGS

NEW YORK MEDICAID AUDIT. In May 2004, the Company was notified that MOMS Pharmacy, Inc. ("MOMS"), the Company's New York wholly owned subsidiary, is the subject of an audit and review being conducted by the New York State Department of Health (the "Department"). As a consequence of the audit and review, the Department is currently withholding 25% of MOMS payments under the Medicaid program. The audit and review is expected to be completed by August 2004, at which time the Department will advise MOMS of its findings. The Department may conclude that MOMS is subject to certain financial penalties and fines, in which case some or all of the payments withheld ultimately may not be paid to MOMS. At this time, management is unable to estimate the ultimate outcome of the audit, but does not believe the outcome will have a material adverse effect on the Company's financial position and financial resources. No adjustments have been recorded in the Company's consolidated financial statements for this matter.

NEW JERSEY MEDICAID AUDIT. During the first quarter of 2003, Medicaid commenced a review of the Company's billing practices in New Jersey. In particular, Medicaid reviewed whether the appropriate procedures were followed by the Company and whether the requisite patient consents were obtained by the Company at the time of delivery. During 2003 the Company accrued an estimated cost of $200,000 for the New Jersey Medicaid Audit. In April 2004 the Company entered into a settlement agreement with Medicaid of New Jersey for $200,000.

CALIFORNIA AIDS DRUG ASSISTANCE PROGRAM (ADAP) AUDIT. In 2003, prior to the acquisition of MME by the Company, ADAP commenced a review of billing by MME in California. In particular, ADAP reviewed whether the appropriate procedures were followed and whether the requisite consents were obtained. The Company met with ADAP and agreed to a settlement. The settlement amount was within the agreed upon post closing price adjustment as agreed to between the Company and the sellers of MME at the closing of the transaction. As a result, the Company will not suffer any adverse financial effects from the ADAP audit.


NOTE G   STOCK-BASED COMPENSATION PLANS

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

                                                  Three Months Ended
                                            ----------------------------------
                                               March 31,            March 31,
                                                 2004                2003
                                            --------------   -----------------

Net loss, as reported                          $ (676,916)        $ (201,610)
Deduct: Total stock-based employee
  compensation expense determined
  under fair value method used                    (10,371)           (22,517)
                                            --------------   -----------------
Net loss, pro forma                            $ (687,287)        $ (224,127)
                                            ==============   =================

Net loss per share;
  Basic and diluted, as reported               $     (.22)           $  (.07)
                                            ==============   =================

Basic and diluted, pro forma                   $     (.22)           $  (.07)
                                            ==============   =================

NOTE H   CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company provides prescription medications to its customers in the United States through its four wholly owned subsidiaries. Credit losses relating to customers historically have been minimal and within management's expectations.

At December 31, 2003, the Company maintained approximately 92% of its cash and cash equivalents with two financial institutions.

At March 31, 2004, the Company maintained approximately 77% of its cash and cash equivalents with two financial institutions.

Under certain federal and state third-party reimbursement programs, the Company received net patient revenues of approximately $12,886,000 and $6,942,000 for the three months ended March 31, 2004 and March 31, 2003, respectively. At March 31, 2004 and December 31, 2003, the Company had an aggregate outstanding receivable from federal and state agencies of approximately $3,400,000 and $3,012,000 respectively.

NOTE I   MAJOR SUPPLIERS

During the three months ended March 31, 2004 and 2003, the Company purchased approximately $12,557,000 and $7,049,900, respectively from two major suppliers. Amounts due to these suppliers at March 31, 2004 and December 31, 2003 were approximately $4,260,000 and $1,026,600 respectively.

In September 2003, the Company signed a five-year agreement with a drug wholesaler that requires certain minimum purchases per the agreement. If the Company does not meet the minimum purchase commitments as set forth in the agreement, the Company will be charged a prorated amount of 0.20% of the projected volume remaining on the Term of the Agreement. The agreement also states that the Company's minimum purchases during the term of the agreement will be no less than $400,000,000. The Company has purchased approximately $25,000,000 from this drug wholesaler since the beginning of the term of this agreement.

NOTE J   SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

During the three months ended March 31, 2004 and 2003 the Company paid state franchise taxes of $15,666 and $35,980, respectively.

Interest paid for the three months ended March 31, 2004 and 2003 were $72,265 and $46,051, respectively.

NOTE K   SUBSEQUENT EVENTS

In April 2004, the Company raised approximately $2,000,000 in a private placement with several investors. The Company sold 333,333 shares of Series D convertible preferred stock at $6.00 per share subject to certain modifications as defined in the Certificate of Designation of Series D Preferred Stock of Allion Healthcare, Inc. There will be no dividends payable on the shares, unless the Company, in its sole discretion declares a dividend with respect to the common stock. In the event of any liquidation, the shares shall share on a pari passu basis in liquidation with the Series A, B and C preferred stock outstanding.

                    ALLION HEALTHCARE, INC. AND SUBSIDIAIRIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                              RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NET SALES

Net sales for the three months ended March 31, 2004 increased to $14,447,117 from $8,301,772 for the three months ended March 31, 2003, an increase of 74.02%.

The increase in net sales for the three months ended March 31, 2004 as compared to the same period in 2003 is attributable to the Company's acquisition of MME and to volume growth with the addition of new patients in New York and Florida divisions. The Company's California division generated net sales of approximately $4,967,000 for the three months ended March 31, 2004. The California division was acquired May 1, 2003 and therefore did not contribute net sales for the three months ended March 31, 2003. Net sales in New York increased by approximately $1,567,000 for the three months ended March 31, 2004 as compared to the same period in 2003. Net sales in Florida increased by approximately $141,000 for the three months ended March 31, 2004 as compared to the same period in 2003. Net sales in Texas decreased by approximately $530,000 for the three months ended March 31, 2004 as compared to the same period in 2003. This decline resulted primarily from the New Jersey Medicaid Audit, which negatively affected the Company's Texas division. The Texas division has historically serviced the Company's New Jersey customers and while the New Jersey Medicaid audit was ongoing, the Company restricted service to New Jersey patients.

GROSS PROFIT

Gross profit was $1,720,924 and $1,194,434 for the three months ended March 31, 2004 and 2003 respectively, and represents 11.91% and 14.39% of net sales, respectively. The Company's gross margins for the three months ended March 31, 2004 decreased by approximately 2.48% as compared with the gross margins for the three months ended March 31, 2003 due to a 2% prescription reimbursement rate decrease by New York Medicaid and Aids Drug Assistance Program (ADAP) that went into effect in July 2003, as well as the Company devoting more of its efforts to servicing the HIV/AIDS market, which has a lower gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $2,306,610 and $1,346,606 for the three months ended March 31, 2004 and 2003, respectively, and represented 15.97% and 16.22% of net sales, respectively.

The increase in selling, general and administrative expenses of $960,004 for the three months ended March 31, 2004 as compared to the same period in 2003 was primarily due to the following factors:
     - increases in clinical, administrative and sales personnel costs related to the MME acquisition of approximately $480,000;
     - an increase in general operating expenses related to the MME acquisition of approximately $245,000;
     - an increase in depreciation and amortization expenses related to the MME acquisition of approximately $92,000; and
     - an increase in the Company's general and umbrella insurance policies of approximately $50,000.

OPERATING LOSS

Operating losses were $585,686, and $152,172 for the three months ended March 31, 2004 and 2003, respectively and represents 4.05% and 1.83% of net sales, respectively. The increase in operating loss is attributable to an increase in selling, general and administrative expenses, and lower gross margin reflecting a 2% prescription reimbursement rate decrease by New York Medicaid and ADAP that went into effect in July 2003.

INTEREST EXPENSE

Interest expense was $83,946 and $48,192 for the three months ended March 31, 2004 and 2003, respectively. The increase in interest expense is primarily attributable to the Company's increased short-term borrowing from its revolving credit facility and interest on the secured promissory notes payable related to the acquisition of Medicine Made Easy.

PROVISION FOR INCOME TAXES

For the three months ended March 31, 2004, the Company recorded a provision for income taxes of $7,284, as compared to an income tax provision of $1,246 for the comparable period in the prior year. The provision for income taxes relates primarily to franchise tax payments. Deferred tax assets related to net operating loss carry-forwards from prior year losses and losses with the acquisition of Medicine Made Easy ("MME") have been fully reserved by a valuation allowance since the Company historically had losses and cannot determine the future utilization of those assets. In addition, as a result of the change in ownership with the acquisition of MME, certain limitations may apply on the ultimate utilization of the losses related to MME.

NET LOSS

For the three months ended March 31, 2004, the Company recorded a net loss of $676,916, as compared to a net loss of $201,610 for the comparable period in the prior year. This increase in net loss is attributable to the increase in selling, general and administrative expenses, lower gross margin, and an increase in interest expense for the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company purchases the medications it needs to fill prescriptions from wholesalers, who require that almost all purchases be made in cash. The Company is reimbursed by third party payors, on average, within 30 days after a prescription is filled and a claim is submitted in the appropriate format. Accordingly, the Company needs significant cash resources to operate. At March 31, 2004, the Company's cash balance was $208,638.

The Company has a revolving credit facility with GE Capital for an amount up to a maximum of $6.0 million available to the Company for short-term borrowings which expires in April 2006. Borrowings under the facility are based on the Company's accounts receivable and bear interest at Prime Rate plus two percent. The Prime Rate at March 31, 2004 was 4.00%. At March 31, 2004, the Company's borrowing capacity was approximately $2,350,000, and its borrowings under this facility were $1,147,833. The Company's borrowings are collateralized by a perfected and primary security interest in all of the Company's assets, accounts receivable, trademarks, licenses, and value of any kind of the Company and require compliance with certain financial covenants. As of March 31, 2004, the Company was in compliance with all of these covenants.

In addition to the revolving credit line, the Company has a $1,500,000 bank loan from a bank that accrues interest at Prime Rate per annum, with the full principal payable in March of 2005. The Prime Rate at March 31, 2004 was 4.00%. If the Company is unable to pay off this loan when due, the Company will enter into discussions with the bank that issued the loan to extend the loan for another year. In the past, the bank has agreed to extend the term of the loan, but there can be no assurance that it will be willing to do so on terms acceptable to the Company or at all. This bank loan has been secured by one of the Company's principal investors.

The Company's principal sources of liquidity have been from the net proceeds of external financing transactions. The Company has financed operating losses through the private placement of securities. The Company expects to continue to fund operations through external financing transactions until it achieves positive cash flow. In April 2004, the Company raised $2,000,000 in a private placement with several investors. The Company sold 333,333 shares of Series D convertible preferred stock at $6.00 per share subject to certain modifications as defined in the Certificate of Designation of Series D Preferred Stock of Allion Healthcare, Inc. There will be no dividends payable on the shares, unless the Company, in its sole discretion declares a dividend with respect to the common stock. In the event of any liquidation, the shares shall share on a pari passu basis in liquidation with the Series A, B and C preferred stock outstanding. In May 2004, the Company was notified that its New York wholly owned subsidiary ("MOMS Pharmacy, Inc.") is the subject of an audit and review being conducted by the New York State Department of Health (the "Department"). During the course of the Department's investigation which is expected to be completed by August 2004, 25% percent of the payments to MOMS Pharmacy, Inc. will be withheld by the Department. For the three months ended March 31, 2004, approximately 56% of the Company's revenues were derived from MOMS Pharmacy, Inc. See "Part II Other Information Item 1. Legal Proceedings". Based on the Company's current financial position and expected financial performance in 2004, it does not believe that its liquidity would be adversely impacted in 2004 as a result of the MOMS Pharmacy, Inc. Medicaid audit or if it is unable to complete additional financings.

The Company's liquidity is also impacted by the credit terms that it receives by its suppliers. In September 2003, the Company expanded its relationship with AmerisourceBergen, a large drug wholesaler. The Company signed a five-year purchase agreement with that drug wholesaler which requires certain minimum purchase commitments over the term of the agreement and improved the Company's payment terms from approximately 13 days to 31 days. If the Company has not met the minimum purchase commitments as set forth in the agreement, the Company will be charged a prorated amount of 0.20% of the projected volume remaining on the term of the Agreement. Pursuant to the terms of the arrangement between the Company and the drug wholesaler, the drug wholesaler has a security interest in the Company's personal property that is subordinated to GE Capital.


OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in the Company's critical accounting policies and estimates from those disclosed in Item 6 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

ACQUISITION

On May 1, 2003, the Company acquired Medicine Made Easy. The aggregate consideration for the acquisition was $4,950,000, subject to post-closing adjustments, and warrants to purchase 227,273 shares of the Company's common stock for $11.00 per share. $300,000 of the purchase price was paid in cash prior to closing as a lock-up fee. $2,250,000 of the purchase price was paid in cash at closing. $1,150,000 of the purchase price was paid by subordinated secured promissory notes payable on May 1, 2004. These notes were paid in full as of May 1, 2004. The remaining $1,250,000 was paid by subordinated secured promissory notes payable on May 1, 2005. These notes payable accrue interest at a rate of Prime Rate plus 2% per annum. The notes payable are secured by cash, cash equivalents, accounts receivable, inventory, fixed and other assets of the Company and are subordinated to GE Capital and AmerisourceBergen.

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

CONTRACTUAL OBLIGATIONS

At March 31, 2004, the Company's contractual cash obligations and commitments (including those related to the MME transactions) during the next five years are as follows:

         Commitments                 1-3 Years           4-5 Years            Total
       -------------------------   ---------------    ----------------   ---------------

       Operating leases                $  943,498          $  427,219       $ 1,370,717
       Capital leases                     255,781                   -           255,781
       Notes payable                    3,900,000                   -         3,900,000
       Revolving credit line            1,147,833                   -         1,147,833
       Long term debt                     116,178                   -           116,178
       Purchase commitments           236,648,951         138,250,000       374,898,951
                                   ---------------    ----------------   ---------------
                                     $243,012,241       $ 138,677,219     $ 381,689,460
                                   ===============    ================   ===============



The Company entered into a lease agreement in February 2004 that expires in June 2009, to relocate its New York pharmacy and corporate office. The Company completed its move to the new facility in the beginning of March 2004.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary financial market risk exposure consists of interest rate risk related to interest that we are obligated to pay on our variable-rate debt.

         We do not use derivative financial instruments to manage our exposure to rising interest rates on our variable-rate debt.

ITEM 4.           CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Under the supervision and with the participation of management, including our principal executive officer who is also acting as the principal financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this quarterly report on Form 10-Q for the quarter ended March 31, 2004 (the "Report"). Based on this evaluation, such executive concluded that the Company's disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Report has been made known to him in a timely manner.

         CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


                    ALLION HEALTHCARE, INC. AND SUBSIDIARIES
                            PART II OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

NEW YORK MEDICAID AUDIT. In May 2004, the Company was notified that MOMS Pharmacy, Inc. ("MOMS"), the Company's New York wholly owned subsidiary, is the subject of an audit and review being conducted by the New York State Department of Health (the "Department"). As a consequence of the audit and review, the Department is currently withholding 25% of MOMS payments under the Medicaid program. The audit and review is expected to be completed by August 2004, at which time the Department will advise MOMS of its findings. The Department may conclude that MOMS is subject to certain financial penalties and fines, in which case some or all of the payments withheld ultimately may not be paid to MOMS. At this time, management is unable to estimate the ultimate outcome of the audit, but does not believe the outcome will have a material adverse effect on the Company's financial position and financial resources. No adjustments have been recorded in the Company's consolidated financial statements for this matter.

NEW JERSEY MEDICAID AUDIT. During the first quarter of 2003, Medicaid commenced a review of the Company's billing practices in New Jersey. In particular, Medicaid reviewed whether the appropriate procedures were followed by the Company and whether the requisite patient consents were obtained by the Company at the time of delivery. During 2003 the Company accrued an estimated cost of $200,000 for the New Jersey Medicaid Audit. In April 2004 the Company entered into a settlement agreement with Medicaid of New Jersey for $200,000.

CALIFORNIA AIDS DRUG ASSISTANCE PROGRAM (ADAP) AUDIT. In 2003, prior to the acquisition of MME by the Company, ADAP commenced a review of billing by MME in California. In particular, ADAP reviewed whether the appropriate procedures were followed and whether the requisite consents were obtained. The Company met with ADAP and agreed to a settlement. The settlement amount was within the agreed upon post closing price adjustment as agreed to between the Company and the sellers of MME at the closing of the transaction. As a result, the Company will not suffer any adverse financial effects from the ADAP audit.


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         In April 2004, the Company raised $2,000,000 in a private placement with several investors. The Company sold 333,333 shares of Series D convertible preferred stock at $6.00 per share subject to certain modifications as defined in the Certificate of Designation of Series D Preferred Stock of Allion Healthcare, Inc. There will be no dividends payable on the shares, unless the Company, in its sole discretion declares a dividend with respect to the common stock. In the event of any liquidation, the shares shall share on a pari passu basis in liquidation with the Series A, B and C preferred stock outstanding. The Series D shares were sold pursuant to Regulation D of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.           OTHER INFORMATION.

         In January 2004, the Company's Chief Financial Officer, Broughan Gorey resigned. Michael P. Moran, President and CEO has been serving as the Company's acting Chief Financial Officer since Mr. Gorey's resignation.

         In April 2004, the Company entered into a preferred provider relationship with Roche Laboratories Inc. to provide specialty pharmacy services and fill prescriptions for Fuzeon, one of the pharmaceutical company's HIV products. In exchange for providing data to the pharmaceutical company the Company will be permitted to purchase the HIV product at a discount.



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

     3.1E Amended and Restated Certificate of Designation of Rights and Preferences of Series D Preferred Stock of Allion Healthcare, Inc.

     31.1 Certification of the Chief Executive Officer and acting Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

     32.1 Certification of the Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)


(b) Reports on Form 8-K: - NONE

                                   SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  Date:   May 17, 2004

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

/s/ JOHN PAPPAJOHN
------------------
    John Pappajohn, Director
    Date: MAY 17, 2004

/s/ DERACE SCHAFFER, M.D.
-------------------------
    Derace Schaffer, M.D., Director
    Date: MAY 17, 2004

/s/ JAMES HOOVER
----------------
    James Hoover, Director
    Date: MAY 17, 2004