Form 10-Q
period 2004-06-30
ALLION HEALTHCARE INC
filed 2004-08-16
CIK 847935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-17821
ALLION HEALTHCARE, INC.
(Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2962027 (I.R.S. Employer Identification No.)

1660 Walt Whitman Road, Suite 105, Melville, NY 11747
(Address of principal executive offices)
Registrant’s telephone number, including area code: (631) 547-6520

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

As of August 14, 2004, the total number of outstanding shares of the Registrant’s common stock was 3,100,000.

1

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS	At June 30, 2004(UNAUDITED)	At December 31, 2003
CURRENT ASSETS:
Cash and cash equivalents	$6,133,842	$640,790
Accounts receivable, (net of allowance for doubtful accounts of $427,914 at June 30, 2004 and $437,032 at December 31, 2003)	5,275,745	3,074,488
Inventories	1,024,674	1,296,655
Prepaid expenses and other current assets	86,050	107,399

Total current assets	12,520,311	5,119,332

Property and equipment, net	487,902	527,667
Goodwill	4,472,068	4,472,068
Intangible assets	1,880,525	2,117,601
Other assets	49,377	178,777

TOTAL ASSETS	$19,410,183	$12,415,445

LIABILTIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,749,358	$5,750,909
Notes payable-subordinated	1,250,000	1,150,000
Revolving credit line	3,426,152	-
Current portion of capital lease obligations	93,524	89,460
Current portion of other long-term debt	2,716	12,685

Total current liabilities	10,521,750	7,003,054

LONG TERM LIABILITIES:
Note payable-subordinated	0	2,750,000
Capital lease obligations	114,360	162,160
Other	100,000	106,951

Total liabilities	10,736,110	10,022,165

CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, shares authorized 20,000,000; issued and outstanding 3,905,996 and 2,414,168	3,906	2,414
Common stock, $.001 par value; shares authorized 80,000,000; issued and outstanding 3,100,000	3,100	3,100
Additional paid-in capital	18,320,609	10,261,526
Accumulated deficit	(9,653,542)	(7,873,760)

Total stockholders’ equity	8,674,073	2,393,280

Total liabilities and stockholders’ equity	$19,410,183	$12,415,445

See notes to condensed consolidated financial statements

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six months ended June 30,

	2004	2003

Net sales	$30,118,344	$20,433,581
Cost of goods sold	26,726,035	17,627,254

Gross profit	3,392,309	2,806,327

Operating expenses:
Selling, general and administrative expenses	4,981,786	3,848,647

Operating loss	(1,589,477)	(1,042,320)

Interest expense	(171,021)	(105,095)

Loss before income taxes	(1,760,498)	(1,147,415)

Provision for income taxes	19,284	9,246

Net loss	$(1,779,782)	$(1,156,661)

Basic and diluted loss per common share	$(.57)	$(.37)

Basic and diluted weighted average of common shares outstanding	3,100,000	3,100,000

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,

	2004	2003

Net sales	$15,671,227	$12,131,809
Cost of goods sold	13,999,842	10,519,916

Gross profit	1,671,385	1,611,893

Operating expenses:
Selling, general and administrative expenses	2,675,176	2,502,041

Operating loss	(1,003,791)	(890,148)

Interest expense	(87,075)	(56,903)

Loss before income taxes	(1,090,866)	(947,051)

Provision for income taxes	12,000	8,000

Net loss	$(1,102,866)	$(955,051)

Basic and diluted loss per common share	$(.36)	$(.31)

Basic and diluted weighted average of common shares outstanding	3,100,000	3,100,000

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,779,782)	$(1,156,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	359,448	228,812
Provision for doubtful accounts	(9,118)	83,925

Changes in operating assets and liabilities:
Accounts receivable	(2,192,140)	(395,661)
Inventories	271,981	(77,655)
Prepaid expenses and other assets	150,468	49,583
Accounts payable and accrued expenses	(1,550)	(1,353,224)

Net cash used in operating activities	$(3,200,692)	$(2,620,881)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Payments for acquisition of Medicine Made Easy net of cash acquired of $92,854	0	(2,257,146)
Purchase of property and equipment	(109,826)	(30,400)
Proceeds from sale of property and Equipment	27,500	0

Net cash used in investing activities	$(82,326)	$(2,287,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Preferred Stock	$8,060,575	$6,063,682
Net proceeds from line of credit	28,950,000	10,425,000
Repayment of line of credit	(25,523,848)	(10,890,081)
Repayment of Notes Payable	(2,650,000)	0
Repayment of long-term debt	(60,656)	(52,085)

Net cash provided by financing activities	$8,776,071	$5,546,516

NET INCREASE IN CASH AND CASH EQUIVALENTS	$5,493,053	$638,089

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	640,790	212,927

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,133,842	$851,016

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004

NOTE A   BASIS OF PRESENTATION
The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying Balance Sheet at December 31, 2003 has been derived from audited financial statements included in the Company’s Annual Report on Form 10-KSB for the year then ended.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or any other interim period.

NOTE B   INVENTORIES

Inventories consist entirely of pharmaceuticals available for sale. Inventories are recorded at lower of cost or market, cost being determined on a first-in, first-out (“FIFO”) basis.

NOTE C   NET LOSS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted per share amounts include dilutive common equivalent shares. Common equivalent shares, consist of the incremental common shares issuable upon the exercise of stock options and warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the six months ended June 30, 2004 and 2003 does not include the impact of common stock options and warrants then outstanding, as the effect of their inclusion would be anti-dilutive.

NOTE D   ISSUANCE OF PREFERRED STOCK

In April 2004, the Company raised approximately $2,000,000 in a private placement with several investors. In May 2004, the Company raised an additional $6,806,958 in a subsequent closing. With these two transactions, the Company sold an aggregate total of 1,491,828 shares of Series D convertible preferred stock at $6.00 per share subject to certain modifications as defined in the Certificate of Designation of Series D Preferred Stock of Allion Healthcare, Inc. There will be no dividends payable on these shares, unless the Company, in its sole discretion, declares a dividend with respect to the common stock. In the event of any liquidation, the shares shall share on a pari passu basis in liquidation with the Series A, B and C preferred stock outstanding. In conjunction with the offering and for services rendered, the Company issued 24,000 shares of Series D preferred stock to a placement agent, issued warrants representing 114,759 shares of common stock with an exercise price of $6.00 per share to placement agents and paid fees of $746,383. The Company used $1,150,000 of the proceeds to pay off notes to the previous owners of Medicine Made Easy (“MME”) and $1,500,000 to pay off a revolving credit line.

In April 2003, the Company raised $6,175,000 in a private placement with several investors. The Company sold 1,235,000 shares of Series C convertible preferred stock at $5.00 per share. There will be no dividends payable on the shares, unless the Company, in its sole discretion declares a dividend with respect to the common stock. In the event of any liquidation, these shares shall share on a pari passu basis in liquidation with the Series A and B preferred stock outstanding. A portion of the proceeds of the sale of the Series C convertible preferred stock was used in connection with the Company’s $1,475,000 settlement of a prior lawsuit with Morris and Dickson.

NOTE E   ACQUISITION

On May 1, 2003, the Company acquired MME. MME fills specialty oral and injectable prescription medications and biopharmaceuticals. MME began operations in January 1999 in the State of California. The aggregate consideration for the acquisition was $4,950,000, subject to post-closing adjustments, and warrants to purchase 227,273 shares of the Company’s common stock for $11.00 per share. $300,000 of the purchase price was paid in cash prior to closing as a lock-up fee, of which $200,000 was paid as of December 31, 2002. $2,250,000 of the purchase price was paid in cash at closing. $1,150,000 of the purchase price was paid by subordinated secured promissory notes payable on May 1, 2004. This note was paid in full as of May 1, 2004. The remaining $1,250,000 was paid by subordinated secured promissory notes payable on May 1, 2005. These remaining notes payable accrue interest at a rate of Prime Rate plus 2% per annum. The Prime Rate as of June 30, 2004 was 4.0%. The notes payable are secured by cash, cash equivalents, accounts receivable, inventory, fixed and other assets of the Company, and are subordinated to GE Capital and AmerisourceBergen.

The purchase price consisted of:
Cash paid to seller prior to closing	$300,000
Cash paid at closing	2,250,000
Notes payable-subordinated	2,400,000
Direct acquisition costs	496,898
Liabilities assumed	2,060,551
Fair value of warrants issued	27,354

Total	$7,534,803

The purchase price was allocated as follows:
Current assets	$1,018,906
Property and equipment	202,461
Identified intangible assets	1,841,368
Goodwill (not deductible for tax purposes)	4,472,068

Total	$7,534,803

The operations of MME were included in the consolidated financial statements as of May 1, 2003.

Under SFAS 141, “Business Combinations”, the Company made an adjustment to current assets and goodwill in the amount of $235,000 as of December 31, 2003 as a result of the Company reaching an agreement on the California AIDS Drugs Assistance Program (ADAP) Audit. (Note F)

The following pro forma results were developed assuming the acquisition of Medicine Made Easy occurred January 1, 2003. In addition, the sale of the Series C convertible preferred stock is also presumed to have occurred on January 1, 2003.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003

Revenue	$13,846,808	$28,075,591
Net loss	$(1,561,986)	$(1,894,043)
Basic and diluted loss per share	$(.50)	$(.61)

NOTE F   CONTINGENCIES – LEGAL PROCEEDINGS

New York Medicaid Audit. In May 2004, the Company was notified that MOMS Pharmacy, Inc. (“MOMS”), the Company’s New York wholly owned subsidiary, is the subject of an audit and review being conducted by the New York State Department of Health (the “Department”). As a consequence of the audit and review, the Department is currently withholding 10% of MOMS payments under the Medicaid program. Initially the Department withheld 25% of MOMS payments. The audit and review is expected to be completed by the end of August 2004, at which time the Department will advise MOMS of its findings. The Department may conclude that MOMS is subject to certain financial penalties and fines, in which case some or all of the payments withheld ultimately may not be paid to MOMS. At this time, management is unable to estimate the final outcome of the audit, but does not believe the outcome will have a material adverse effect on the Company’s financial position and financial resources. During the quarter ended June 30, 2004, the Company accrued $50,000 expense for anticipated legal fees that have been and will be incurred as a result of the audit.

New Jersey Medicaid Audit. During the first quarter of 2003, Medicaid commenced a review of the Company’s billing practices in New Jersey. In particular, Medicaid reviewed whether the appropriate procedures were followed by the Company and whether the requisite patient consents were obtained by the Company at the time of delivery. During 2003 the Company accrued an estimated cost of $200,000 for the New Jersey Medicaid Audit. In April 2004 the Company entered into a settlement agreement with Medicaid of New Jersey for $200,000. The Company does not anticipate any additional expense related to this audit. In May 2004, the Company was granted a license to bill New Jersey Medicaid from its New York subsidiary, as a result, the Company will no longer serve New Jersey Medicaid patients from its Texas subsidiary.

NOTE G   STOCK-BASED COMPENSATION PLANS

The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value based method, compensation cost is the excess, if any, of the fair market value of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company has not granted options below fair market value on the date of grant. Pro forma information for Stock Based Compensation Plans is in the table that follows:

	Three Months Ended

	June 30, 2004	June 30, 2003

Net loss, as reported	$(1,102,866)	$(955,051)
Deduct: Total stock-based employee compensation expense determined under fair value method used	(78,982)	(22,517)

Net loss, pro forma	$(1,181,848)	$(977,568)

Net loss per share; Basic and diluted, as reported	$(.36)	$(.31)

Basic and diluted, pro forma	$(.38)	$(.32)

	Six Months Ended

	June 30, 2004	June 30, 2003

Net loss, as reported	$(1,779,782)	$(1,156,661)
Deduct: Total stock-based employee compensation expense determined under fair value method used	(96,439)	(45,034)

Net loss, pro forma	$(1,876,221)	$(1,201,695)

Net loss per share; Basic and diluted, as reported	$(.57)	$(.37)

Basic and diluted, pro forma	$(.61)	$(.39)

NOTE H   CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company provides prescription medications to its customers in the United States through its four wholly-owned subsidiaries. Credit losses relating to customers historically have been minimal and within management’s expectations.

At December 31, 2003, the Company maintained approximately 92% of its cash and cash equivalents with two financial institutions.

At June 30, 2004, the Company maintained approximately 91% of its cash and cash equivalents with two financial institutions.

Under certain federal and state third-party reimbursement programs, the Company received net patient revenues of approximately $27,440,000 and $16,818,000 for the six months ended June 30, 2004 and June 30, 2003, respectively. The Company received net patient revenues of approximately $14,296,000 and $9,876,000 for the three months ended June 30, 2004 and June 30, 2003, respectively. At June 30, 2004 and December 31, 2003, the Company had an aggregate outstanding receivable from federal and state agencies of approximately $4,966,000 and $3,012,000 respectively.

NOTE I   MAJOR SUPPLIERS

During the six months ended June 30, 2004 and 2003, the Company purchased approximately $26,195,000 and $16,267,000 respectively of medications from two major suppliers. During the three months ended June 30, 2004 and 2003, the Company purchased approximately $13,638,000 and $9,217,000 respectively from two major suppliers. Amounts due to these suppliers at June 30, 2004 and December 31, 2003 were approximately $4,702,000 and $1,026,600 respectively.

In September 2003, the Company signed a five-year agreement with a drug wholesaler that requires certain minimum purchases per the agreement. If the Company does not meet the minimum purchase commitments as set forth in the agreement, the Company will be charged a prorated amount of 0.20% of the projected volume remaining on the Term of the Agreement. The agreement also states that the Company’s minimum purchases during the term of the agreement will be no less than $400,000,000. The Company has purchased approximately $38,718,000 from this drug wholesaler since the beginning of the term of this agreement.

NOTE J   SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

During the six months ended June 30, 2004 and 2003 the Company paid state franchise taxes of $37,580 and $15,666, respectively.

Interest paid for the six months ended June 30, 2004 and 2003 were $149,776 and $63,105, respectively.

NOTE K   SUBSEQUENT EVENTS

California Medi-Cal Reimbursement - On July 31, 2004 as part of the passage of the state of California budget, reimbursement rates for pharmacy services provided under Medi-Cal were reduced. Under the changed reimbursement rate, prescriptions will be reimbursed at the Average Wholesale Price (“AWP”) less 17% and the provider will be paid a $7.25 dispensing fee. The current reimbursement rate is AWP less 10% with a $4.30 dispensing fee. It is anticipated that these reimbursement changes will go into effect September 1, 2004. If these changes are implemented, it may have an adverse effect on the Company’s financial performance. For the three month and six month periods ended June 30, 2004 Medi-Cal represented approximately 22% of the Company’s total revenue. The Company is currently evaluating operational changes that may lessen the impact of these reimbursement changes.

New York Medicaid Reimbursement – As part of the current proposed state of New York budget, reimbursement rates for pharmacy services provided under Medicaid would be reduced. Under the changed reimbursement rate, prescriptions will be reimbursed at the Average Wholesale Price (“AWP”) less 12.75% plus a dispensing fee. The current reimbursement rate is AWP less 12% plus a dispensing fee of $3.50 to $4.50. If these changes are implemented, it may have an adverse effect on the Company’s financial performance.

ALLION HEALTHCARE, INC. AND SUBSIDIAIRIES

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors, including, without limitation, the Company’s cash constraints, the reduction of reimbursement rates for pharmacy services provided under Medi-Cal, possible other reductions in reimbursements by other state agencies, the Company’s limited operating history, the ability of the Company to market its customized packaging system and the acceptance of such system by healthcare providers and patients, the ability of the Company to manage its growth with a limited management team, the ability of the Company to integrate acquisitions, and the other risks and uncertainties described from time to time in the Company’s public announcements and SEC filings, including without limitation the Company’s Quarterly and Annual Reports on Forms 10-Q, 10-QSB, and 10-KSB, respectively.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30 2004, AND 2003

NET SALES

Net sales for the six months ended June 30, 2004 increased to $30,118,344 from $20,433,581 for the six months ended June 30, 2003, an increase of 47%. The increase is primarily a result of the Company’s acquisition of MME in May 2003 and internal growth attributable to the addition of new patients in the New York, California, and Florida divisions.

Net sales in New York increased by approximately $3,418,000 for the six months ended June 30, 2004 as compared to the same period in 2003. Net sales in California increased by approximately $6,746,000 for the six months ended June 30, 2004 (the California business was acquired on May 1, 2003). Net sales in Florida increased by approximately $348,000 for the six months ended June 30, 2004 as compared to the same period in 2003. Net sales in Texas decreased by approximately $852,000 for the six months ended June 30, 2004 as compared to the same period in 2003. This decline resulted primarily from the New Jersey Medicaid Audit, which negatively affected the Company’s Texas division. The Texas division has historically serviced the Company’s New Jersey customers and while the New Jersey Medicaid audit was ongoing, the Company restricted service to New Jersey patients.

GROSS PROFIT

Gross profit was $3,392,309 and $2,806,327 for the six months ended June 30, 2004 and 2003 respectively, and represents 11.3% and 13.7% of net sales, respectively. The Company’s gross margin decreased by approximately 2.4% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease in gross margin resulted from changes in reimbursement rates in New York, the addition of the California business which had a lower gross margin and devoting more of its efforts to servicing the HIV/AIDS market, which has lower margins then some of the markets the Company historically serviced. New York Medicaid and Aids Drug Assistance Program (“ADAP”) decreased their reimbursement rates by 2% effective July 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $4,981,786 and $3,848,647 for the six months ended June 30, 2004 and 2003, respectively, and represented 1.65% and 1.88% of net sales, respectively.

The increase in selling, general and administrative expenses of $1,133,139 for the six months ended June 30, 2004 as compared to the same period in 2003 was primarily due to the increase in business and the acquisition of MME. The following specific factors contributed to the increase:

- an increase in administrative and sales personnel costs related to the MME acquisition of approximately $511,000;

- an increase in operating expenses related to the MME acquisition of approximately $292,000;

- an increase in depreciation and amortization related to the MME acquisition of approximately $166,000; and

- an increase in the Company’s general and umbrella insurance policies of approximately $100,000.

OPERATING LOSS

Operating losses were $1,589,477 and $1,042,320 for the six months ended June 30, 2004 and 2003, respectively and represents 5.3% and 5.1% of net sales, respectively. The increase in operating loss is attributable primarily to the lower gross margin resulting from changes in the prescription reimbursement pricing pressure.

INTEREST EXPENSE

Interest expenses were $171,021 and $105,095 for the six months ended June 30, 2004 and 2003, respectively. The increase in interest expense is primarily attributable to the Company’s increased short-term borrowing from its revolving credit facility and interest on the secured promissory notes payable related to the acquisition.

PROVISION FOR INCOME TAXES

For the six months ended June 30, 2004, the Company recorded a provision for income taxes of $19,284 as compared to an income tax provision of $9,246 for the comparable period in the prior year. The provision for income taxes relates primarily to franchise tax payments. Deferred tax assets related to net operating loss carry-forwards from prior year losses and losses with the acquisition of MME have been fully reserved by a valuation allowance since the Company historically had losses and cannot determine the future utilization of those assets. In addition, as a result of the change in ownership with the acquisition of MME, certain limitations may apply on the ultimate utilization of the losses related to MME.

NET LOSS

For the six months ended June 30, 2004, the Company recorded a net loss of $1,779,782 as compared to a net loss of $1,156,661 for the comparable period in the prior year. This increase in net loss is attributable to the lower gross margin, increase in selling, general and administrative expenses, and an increase in interest expense for the period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

NET SALES

The increase in net sales for the three months ended June 30, 2004 as compared to the same period in 2003, an increase of 29.2%. This increase is attributable to the Company’s acquisition of MME and to volume growth with the addition of new patients in the New York and Florida divisions.

Net sales in New York increased by approximately $1,850,500 for the three months ended June 30, 2004 as compared to the same period in 2003. Net sales in California increased by approximately $1,780,000 for the three months ended June 30, 2004. The California division was acquired on May 1, 2003 and therefore did not contribute net sales for the one month ended April 30, 2003. Net sales in Florida increased by approximately $206,200 for the three months ended June 30, 2004 as compared to the same period in 2003. Net sales in Texas decreased by approximately $322,000 for the three months ended June 30, 2004 as compared to the same period in 2003. This decline resulted primarily from the New Jersey Medicaid Audit, which negatively affected the Company’s Texas division. The Texas division has historically serviced the Company’s New Jersey customers and while the New Jersey Medicaid audit was ongoing, the Company restricted service to New Jersey patients.

GROSS PROFIT

Gross profit was $1,671,385 and $1,611,893 for the three months ended June 30, 2004 and 2003 respectively, and represents 10.7% and 13.3% of net sales, respectively. The Company’s gross margins for the three months ended June 30, 2004 decreased by approximately 2.6% as compared with the gross margins for the three months ended June 30, 2003. The decrease in gross margin resulted from changes in reimbursement rates in New York, the addition of California business which had a lower gross margin and the devoting of more of its efforts to servicing the HIV/AIDS market, which has lower margins then some of the markets the company historically serviced. New York Medicaid and AIDS Drug Assistance Program (“ADAP”) decreased their reimbursement rates by 2% effective July 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $2,675,176 and $2,502,041 for the three months ended June 30, 2004 and 2003, respectively, and represented 17.1% and 20.6% of net sales, respectively.

The increase in selling, general and administrative expenses of $173,135 for the three months ended June 30, 2004 as compared to the same period in 2003 was primarily due to the following specific factors:

- an increase in administrative and sales personnel costs related to the MME acquisition of approximately $31,000;

                      - an increase in several operating expenses related to the MME acquisition of approximately $73,000;
- an increase in depreciation and amortization related to the MME acquisition of approximately $74,000; and

- an increase in the Company’s general and umbrella insurance policies of approximately $50,000.

OPERATING LOSS

Operating losses were $1,003,791, and $890,148 for the three months ended June 30, 2004 and 2003, respectively and represents 6.4% and 7.3% of net sales, respectively. The increase in operating loss is attributable to an increase in selling, general and administrative expenses, and lower gross margin.

INTEREST EXPENSE

Interest expense was $87,075 and $56,903 for the three months ended June 30, 2004 and 2003, respectively. The increase in interest expense is primarily attributable to the Company’s increased short-term borrowing from its revolving credit facility and interest on the secured promissory notes payable related to the acquisition of Medicine Made Easy.

PROVISION FOR INCOME TAXES

For the three months ended June 30, 2004, the Company recorded a provision for income taxes of $12,000, as compared to an income tax provision of $8,000 for the comparable period in the prior year. The provision for income taxes relates primarily to franchise tax payments. Deferred tax assets related to net operating loss carry-forwards from prior year losses and losses with the acquisition of Medicine Made Easy (“MME”) have been fully reserved by a valuation allowance since the Company historically had losses and cannot determine the future utilization of those assets. In addition, as a result of the change in ownership with the acquisition of MME, certain limitations may apply on the ultimate utilization of the losses related to MME.

NET LOSS

For the three months ended June 30, 2004, the Company recorded a net loss of $1,102,866, as compared to a net loss of $955,051 for the comparable period in the prior year. This increase in net loss is attributable to the increase in selling, general and administrative expenses, lower gross margin, and an increase in interest expense for the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company purchases the medications it needs to fill prescriptions from wholesalers, who require payment within 31 days of delivery. The Company is reimbursed by third party payors, on average, within 30 days after a prescription is filled and a claim is submitted in the appropriate format.

The Company has a revolving credit facility with GE Capital for an amount up to a maximum of $6.0 million available to the Company for short-term borrowings, which expires in April 2006. Borrowings under the facility are based on the Company’s accounts receivable and bear interest at Prime Rate plus two percent. The Prime Rate at June 30, 2004 was 4.0%. At June 30, 2004, the Company’s borrowing capacity was approximately $3,635,000, and its borrowings under this facility were $3,426,152. The Company’s borrowings are collateralized by a perfected and primary security interest in all of the Company’s assets, accounts receivable, trademarks, licenses, and value of any kind of the Company and require compliance with certain financial covenants. As of June 30, 2004, the Company was in compliance with all of these covenants.

In addition to the revolving credit line, the Company has a $1,500,000 line of credit that accrues interest at Prime Rate per annum, with the full principal payable in March of 2005. The Prime Rate at June 30, 2004 was 4.0%. As of June 30, 2004 there was no borrowing on this facility. This facility has been guaranteed by one of the Company’s principal investors.

The Company’s principal sources of liquidity have been from the net proceeds of external financing transactions. The Company has financed operating losses through the private placement of securities. The Company expects to continue to fund operations through external financing transactions until it achieves positive cash flow. In April 2004, the Company raised approximately $2,000,000 in a private placement with several investors. In May 2004, the Company raised an additional $6,806,958 in a subsequent closing. With these two transactions, the Company sold an aggregate total of 1,491,828 shares of Series D convertible preferred stock at $6.00 per share subject to certain modifications as defined in the Certificate of Designation of Series D Preferred Stock of Allion Healthcare, Inc. There will be no dividends payable on these shares, unless the Company, in its sole discretion, declares a dividend with respect to the common stock. In the event of any liquidation, the shares shall share on a pari passu basis in liquidation with the Series A, B and C preferred stock outstanding. In conjunction with the offering and for services rendered, the Company issued 24,000 shares of Series D preferred stock to a placement agent, issued warrants representing 114,759 shares of common stock with an exercise price of $6.00 per share to placement agents and paid fees of $746,383. The Company used $1,150,000 of the proceeds to pay off notes to the previous owners of MME and $1,500,000 to pay off a revolving credit line.

In May 2004, the Company was notified that MOMS Pharmacy, Inc. (“MOMS”), the Company’s New York wholly owned subsidiary, is the subject of an audit and review being conducted by the New York State Department of Health (the “Department”). As a consequence of the audit and review, the Department is currently withholding 10% of MOMS payments under the Medicaid program. Initially the Department withheld 25% of MOMS payments. At June 30, 2004, the Company had $1,448,081 of accounts receivable that were withheld by New York Medicaid. For the three months ended June 30, 2004, approximately 55% of the Company’s revenues were derived from MOMS Pharmacy, Inc. See “Part II Other Information Item 1. Legal Proceedings”. Based on the Company’s current financial position and expected financial performance in 2004, it does not believe that its liquidity would be adversely impacted in 2004 as a result of the MOMS Pharmacy, Inc. Medicaid audit or if it is unable to complete additional financings.

On July 31, 2004 as part of the passage of the state of California budget, reimbursement rates for pharmacy services provided under Medi-Cal were reduced. Under the changed reimbursement rate, prescriptions will be reimbursed at the Average Wholesale Price (“AWP”) less 17% and the provider will be paid a $7.25 dispensing fee. The current reimbursement rate is AWP less 10% with a $4.30 dispensing fee. It is anticipated that these reimbursement changes will go into effect September 1, 2004. If these changes are implemented, it may have an adverse effect on the Company’s financial performance. For the three month and six month periods ended June 30, 2004 Medi-Cal represented approximately 22% of the Company’s total revenue. The Company is currently evaluating operational changes that may lessen the impact of these reimbursement changes.

As part of the current proposed state of New York budget, reimbursement rates for pharmacy services provided under Medicaid would be reduced. Under the changed reimbursement rate, prescriptions will be reimbursed at the Average Wholesale Price (“AWP”) less 12.75% plus a dispensing fee. The current reimbursement rate is AWP less 12% plus a dispensing fee of $3.50 to $4.50. If these changes are implemented, it may have an adverse effect on the Company’s financial performance.

Other states from which the Company receives reimbursement under Medicaid have considered reductions in reimbursement rate and may consider future reductions. If changes are implemented it may have an adverse effect on the Company’s financial performance.

The Company’s liquidity is also impacted by the credit terms that it receives by its suppliers. In September 2003, the Company expanded its relationship with AmerisourceBergen, a large drug wholesaler. The Company signed a five-year purchase agreement with that drug wholesaler, which requires certain minimum purchase commitments over the term of the agreement and improved the Company’s payment terms from approximately 13 days to 31 days. If the Company has not met the minimum purchase commitments as set forth in the agreement, the Company will be charged a prorated amount of 0.20% of the projected volume remaining on the term of the Agreement. Pursuant to the terms of the arrangement between the Company and the drug wholesaler, the drug wholesaler has a security interest in the Company’s personal property that is subordinated to GE Capital.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in the Company’s critical accounting policies and estimates from those disclosed in Item 6 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

ACQUISITION

On May 1, 2003, the Company acquired Medicine Made Easy. The aggregate consideration for the acquisition was $4,950,000, subject to post-closing adjustments, and warrants to purchase 227,273 shares of the Company’s common stock for $11.00 per share. $300,000 of the purchase price was paid in cash prior to closing as a lock-up fee. $2,250,000 of the purchase price was paid in cash at closing. $1,150,000 of the purchase price was paid by subordinated secured promissory notes payable on May 1, 2004. These notes were paid in full as of May 1, 2004. The remaining $1,250,000 was paid by subordinated secured promissory notes payable on May 1, 2005. These notes payable accrue interest at a rate of Prime Rate plus 2% per annum. The notes payable are secured by cash, cash equivalents, accounts receivable, inventory, fixed and other assets of the Company and are subordinated to GE Capital and AmerisourceBergen.

Prior to the acquisition, the Company’s management was aware of the losses that were being generated by MME’s operations. Management plans to implement its methods and strategies to provide a lower cost of operations, while also increasing its patient base and profits. There can be no assurance, however, the Company will be successful in these endeavors.

CONTRACTUAL OBLIGATIONS

At June 30, 2004, the Company’s contractual cash obligations and commitments (including those related to the MME transactions) during the next five years are as follows:

Commitments	1-3 Years	4-5 Years	Total

Operating leases	$679,033	$377,338	$1,056,371
Capital leases	207,884	-	207,884
Notes payable	1,250,000	-	1,250,000
Revolving credit line	3,426,152	-	3,426,152
Long term debt	102,716	-	102,716
Purchase commitments	223,031,778	138,250,000	361,281,778

	$228,697,563	$138,627,338	$367,324,901

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report on Form 10-Q for the quarter ended June 30, 2004 (the “Report”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

New York Medicaid Audit.   In May 2004, the Company was notified that MOMS Pharmacy, Inc. (“MOMS”), the Company’s New York wholly owned subsidiary, is the subject of an audit and review being conducted by the New York State Department of Health (the “Department”). As a consequence of the audit and review, the Department is currently withholding 10% of MOMS payments under the Medicaid program. Initially the Department withheld 25% of MOMS payments. The audit and review is expected to be completed by August 2004, at which time the Department will advise MOMS of its findings. The Department may conclude that MOMS is subject to certain financial penalties and fines, in which case some or all of the payments withheld ultimately may not be paid to MOMS. At this time, management is unable to estimate the final outcome of the audit, but does not believe the outcome will have a material adverse effect on the Company’s financial position and financial resources. During the quarter ended June 30, 2004, the Company accrued $50,000 expense for anticipated legal fees that have been and will be incurred as a result of the audit.

New Jersey Medicaid Audit. During the first quarter of 2003, Medicaid commenced a review of the Company’s billing practices in New Jersey. In particular, Medicaid reviewed whether the appropriate procedures were followed by the Company and whether the requisite patient consents were obtained by the Company at the time of delivery. During 2003 the Company accrued an estimated cost of $200,000 for the New Jersey Medicaid Audit. In April 2004 the Company entered into a settlement agreement with Medicaid of New Jersey for $200,000.

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In April 2004, the Company raised approximately $2,000,000 in a private placement with several investors. In May 2004, the Company raised an additional $6,806,958 in a subsequent closing. With these two transactions, the Company sold an aggregate total of 1,491,828 shares of Series D convertible preferred stock at $6.00 per share subject to certain modifications as defined in the Certificate of Designation of Series D Preferred Stock of Allion Healthcare, Inc. There will be no dividends payable on these shares, unless the Company, in its sole discretion, declares a dividend with respect to the common stock. In the event of any liquidation, the shares shall share on a pari passu basis in liquidation with the Series A, B and C preferred stock outstanding. In conjunction with the offering and for services rendered, the Company issued 24,000 shares of Series D preferred stock to a placement agent, issued warrants representing 114,759 shares of common stock with an exercise price of $6.00 per share to placement agents and paid fees of $746,383. The Company used $1,150,000 of the proceeds to pay off notes to the previous owners of MME and $1,500,000 to pay off a revolving credit line. The sale of Series D shares were sold pursuant to Regulation D of the Securities Act of 1933, as amended.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION.

In January 2004, the Company’s Chief Financial Officer, Broughan Gorey resigned. Michael P. Moran, President and CEO served as the Company’s acting Chief Financial Officer until May 17, 2004. The Board of Directors appointed James G. Spencer Chief Financial Officer on May 18, 2004 and Secretary and Treasurer on July 20, 2004. From October 2003 until May 17, 2004, Mr. Spencer was a consultant to the Company.

In April 2004, the Company entered into a preferred provider relationship with Roche Laboratories Inc. to provide specialty pharmacy services and fill prescriptions for Fuzeon, one of the pharmaceutical company’s HIV products. In exchange for providing data to the pharmaceutical company the Company will be permitted to purchase the HIV product at a discount.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

       31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K: - NONE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2004

                                 ALLION HEALTHCARE, INC., AND SUBSIDIARIES

                                 (Registrant)

By: /s/ Michael P. Moran
Michael P. Moran
Chairman, President and Chief Executive Officer

By: /s/ James G. Spencer
James G. Spencer
Chief Financial Officer, Secretary, and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Pappajohn
John Pappajohn, Director
Date: August 13, 2004

/s/ Derace Schaffer, M.D.
Derace Schaffer, M.D., Director
Date: August 13, 2004

/s/ James B. Hoover
James B. Hoover, Director
Date: August 13, 2004

/s/ John Colloton
John Colloton, Director
Date: August 13, 2004

/s/ Harvey Z. Werblowsky
Harvey Z. Werblowsky, Director
Date: August 13, 2004

