Form 10-Q
period 2004-09-30
ALLION HEALTHCARE INC
filed 2004-11-12
CIK 847935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 11, 2004, the total number of outstanding shares of the Registrant’s common stock was 3,100,000.

1

TABLE OF CONTENTS

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS	At September 30, 2004 (UNAUDITED)	At December 31, 2003
CURRENT ASSETS:
Cash and cash equivalents	$2,902,952	$640,790
Accounts receivable, (net of allowance for doubtful accounts of $339,386 at September 30, 2004 and $437,032 at December 31, 2003)	5,122,205	3,074,488
Inventories	964,966	1,296,655
Prepaid expenses and other current assets	138,879	107,399
Total current assets	9,129,002	5,119,332

Property and equipment, net	443,272	527,667
Goodwill	4,472,068	4,472,068
Intangible assets	1,761,987	2,117,601
Other assets	67,508	178,777
TOTAL ASSETS	$15,873,837	$12,415,445

LIABILTIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,033,763	$5,750,909
Notes payable-subordinated	1,250,000	1,150,000
Revolving credit line	1,125	-
Current portion of capital lease obligations	95,625	89,460
Current portion of other long-term debt	100,000	12,685
Total current liabilities	7,480,513	7,003,054

LONG TERM LIABILITIES:
Note payable-subordinated	-	2,750,000
Capital lease obligations	89,651	162,160
Other	-	106,951
Total liabilities	7,570,164	10,022,165
CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, shares authorized 20,000,000; issued and outstanding 3,905,996 and 2,414,168	3,906	2,414
Common stock, $.001 par value; shares authorized 80,000,000; issued and outstanding 3,100,000	3,100	3,100
Additional paid-in capital	18,320,609	10,261,526
Accumulated deficit	(10,023,942)	(7,873,760)
Total stockholders’ equity	8,303,673	2,393,280
Total liabilities and stockholders’ equity	$15,873,837	$12,415,445

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Nine months ended September 30,
	2004	2003

Net sales	$47,133,903	$34,251.607
Cost of goods sold	41,653,354	29,918,954

Gross profit	5,480,549	$4,332,653

Operating expenses:
Selling, general and administrative expenses	7,400,112	6,362,059

Operating loss	(1,919,563)	(2,029,406)

Interest expense	(199,937)	(179,327)

Loss before income taxes	(2,119,500)	(2,208,733)

Provision for income taxes	30,682	14,246

Net loss	$(2,150,182)	$(2,222,979)

Basic and diluted loss per common share	$(.69)	$(.72)

Basic and diluted weighted average of common shares outstanding	3,100,000	3,100,000

See notes to condensed consolidated financial statements

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended September 30,
	2004	2003

Net sales	$17,015,559	$13,818,026
Cost of goods sold	14,927,319	12,291,700

Gross profit	2,088,240	1,526,326

Operating expenses:
Selling, general and administrative expenses	2,418,326	2,513,412

Operating loss	(330,086)	(987,086)

Interest expense	(28,916)	(74,232)

Loss before income taxes	(359,002)	(1,061,318)

Provision for income taxes	11,397	5,000

Net loss	$(370,399)	$(1,066,318)

Basic and diluted loss per common share	$(.12)	$(.34)

Basic and diluted weighted average of common shares outstanding	3,100,000	3,100,000

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,150,182)	$(2,222,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	538,163	419,368
Provision for doubtful accounts	(97,646)	175,025
Loss on sale of asset	-	5,575
Changes in operating assets and liabilities:
Accounts receivable	(1,950,071)	(486,246)
Inventories	331,689	(209,982)
Prepaid expenses and other assets	79,367	10,689
Accounts payable and accrued expenses	282,854	(1,486,485)

Net cash used in operating activities	$(2,965,826)	$(3,795,035)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Payments for acquisition of Medicine Made Easy net of cash acquired of $92,854	-	(2,257,146)
Purchase of property and equipment	(125,232)	(62,968)
Proceeds from sale of property and equipment	27,500

Net cash used in investing activities	$(97,732)	$(2,320,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Preferred Stock	$8,060,575	$6,063,682
Net proceeds from line of credit	33,576,597	19,345,000
Repayment of line of credit	(33,575,472)	(18,593,003)
Repayment of Notes Payable	(2,650,000)	-
Repayment of long-term debt	(85,980)	(76,965)

Net cash provided by financing activities	$5,325,720	$6,738,714

NET INCREASE IN CASH AND CASH EQUIVALENTS	$2,262,162	$623,565

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	640,790	212,927

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,902,952	$836,492

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2004

NOTE A    ORGANIZATION, DESCRIPTION OF THE BUISINESS AND BASIS OF PRESENTATION

Organization and Description .of the Business

Allion Healthcare, Inc. (the “Company”) provides specialty oral and injectable prescription medications to chronically ill patients. These prescriptions are filled at wholly-owned licensed pharmacies operating under the MOMS Pharmacy name, which are located in New York, California, Texas and Florida. The Company is licensed to dispense prescription medication in all 50 U.S. states but does not prescribe medications or give medical advice. The Company focuses on delivering its specialty pharmacy services primarily to HIV/AIDS patients.

The Company's objective is to enhance its market position as a leading specialty pharmacy provider of HIV/AIDS services by focusing on its core strengths and further penetrating its targeted markets. In addition, the Company may enter select new markets, which might include product distribution of additional medication. The Company may also consider possible acquisitions of other specialty pharmacies to compliment existing product offerings and broaden the Company's geographic reach.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Allion Healthcare, Inc. and its subsidiaries. The condensed consolidated balance sheet as of September 30, 2004 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003, are unaudited and have been prepared by the Company. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying Balance Sheet at December 31, 2003 has been derived from audited financial statements included in the Company’s Annual Report on Form 10-KSB for the year then ended. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or any other interim period.

NOTE B    INVENTORIES

Inventories consist entirely of pharmaceuticals available for sale. Inventories are recorded at lower of cost or market, cost being determined on a first-in, first-out (“FIFO”) basis.

NOTE C    NET LOSS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted per share amounts include dilutive common equivalent shares. Common equivalent shares, consist of the incremental common shares issuable upon the exercise of stock options and warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the six months ended September 30, 2004 and 2003 does not include the impact of common stock options and warrants then outstanding, as the effect of their inclusion would be anti-dilutive.

NOTE D    ISSUANCE OF PREFERRED STOCK

The Company raised an aggregate of $8,806,958 through the issuance of 1,491,828 shares of Series D convertible preferred stock at $6.00 per share in private placements with several investors in April and May 2004. The terms and rights of the Series D convertible preferred shares are set forth in the Certificate of Designation of Series D Preferred Stock of Allion Healthcare, Inc. There will be no dividends payable on these shares, unless the Company, in its sole discretion, declares a dividend with respect to the common stock. In the event of a liquidation, the Series D Preferred Stock shall share on a pari passu basis in liquidation with the Series A, B and C preferred stock outstanding. In conjunction with the offering and for services rendered, the Company issued 24,000 shares of Series D preferred stock to a placement agent, issued warrants representing 114,759 shares of common stock with an exercise price of $6.00 per share to placement agents and paid fees of $746,383. The Company used $1,150,000 of the proceeds to pay off notes to the previous owners of Medicine Made Easy (“MME”) (the acquisition discussed in Note E below) and the remaining balances of its revolving credit lines.

In April 2003, the Company raised $6,175,000 in a private placement with several investors. The Company sold 1,235,000 shares of Series C convertible preferred stock at $5.00 per share. The terms and rights of the Series C convertible preferred shares are set forth in the Certificate of Designation of Series C Preferred Stock of Allion Healthcare, Inc. A portion of the proceeds of the sale of the Series C convertible preferred stock was used in connection with the Company’s $1,475,000 settlement of a prior lawsuit.

NOTE E    ACQUISITION

On May 1, 2003, the Company acquired MME. MME fills specialty oral and injectable prescription medications and biopharmaceuticals. MME began operations in January 1999 in the State of California. The aggregate consideration for the acquisition was $4,950,000, and warrants to purchase 227,273 shares of the Company’s common stock for $11.00 per share. $300,000 of the purchase price was paid in cash prior to closing as a lock-up fee. $2,250,000 of the purchase price was paid in cash at closing. $1,150,000 of the purchase price was paid by subordinated secured promissory notes payable on May 1, 2004. This note was paid in full as of May 1, 2004. The remaining $1,250,000 was paid by subordinated secured promissory notes payable on May 1, 2005. These remaining notes payable accrue interest at a rate of Prime Rate plus 2% per annum. The Prime Rate as of September 30, 2004 was 4.75%. The subordinated secured promissory notes payable are secured by all the assets of the Company, and are subordinated to the Company’s senior indebtedness.

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

The following pro forma results were developed assuming the acquisition of MME occurred January 1, 2003. In addition, the sale of the Series C convertible preferred stock is also presumed to have occurred on January 1, 2003.

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Revenue	$13,818,026	$41,893,617
Net loss	$(1,049,849)	$(2,943,893)
Basic and diluted loss per share	$(.34)	$(.95)

NOTE F    CONTINGENCIES - LEGAL PROCEEDINGS

New York Medicaid Audit.  In May 2004, the Company was notified that MOMS Pharmacy, Inc. (“MOMS”), the Company’s New York wholly owned subsidiary, is the subject of an audit and review being conducted by the New York State Department of Health (the “Department”). As part of the audit the Department withheld payment of Medicaid claims . In September 2004, the Department ceased withholding payments. The current amount withheld by Medicaid is approximately $920,000. The Department has notified the Company that it is refunding $800,000 of the $920,000. The Department may conclude that MOMS is subject to certain financial penalties and fines, in which case some or all of the payments withheld ultimately may not be paid to MOMS. At this time, management is unable to estimate the final outcome of the audit, but does not believe the outcome will have a material adverse effect on the Company’s financial position and financial resources. During the three months ended June 30, 2004, the Company accrued a $50,000 expense for anticipated legal fees that have been and will be incurred as a result of the audit. During the three month period ended September 30, 2004, the Company incurred an additional expense of $23,650 relating to legal expenses.

New Jersey Medicaid Audit. During the first quarter of 2003, Medicaid commenced a review of the Company’s billing practices in New Jersey. In particular, Medicaid reviewed whether the appropriate procedures were followed by the Company and whether the requisite patient consents were obtained by the Company at the time of delivery. During 2003 the Company accrued an estimated cost of $200,000 for the New Jersey Medicaid Audit. In April 2004 the Company entered into a settlement agreement with Medicaid of New Jersey for $200,000. The Company does not anticipate any additional expense related to this audit. In July 2004, the Company was granted a license to bill New Jersey Medicaid from New York, as a result the Company will no longer serve its New Jersey Medicaid patients from Texas.

NOTE G    STOCK-BASED COMPENSATION PLANS

The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value based method, compensation cost is the excess, if any, of the fair market value of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The Company has not granted options below fair market value on the date of grant. Pro forma information for Stock Based Compensation Plans is in the table that follows:

	Three Months Ended
	September 30, 2004	September 30, 2003

Net loss, as reported	$(370,399)	$(1,066,318)
Deduct: Total stock-based employee compensation expense determined under fair value method used	(166,973)	(8,001)
Net loss, pro forma	$(537,372)	$(1,074,319)

Net loss per share; Basic and diluted, as reported	$(.12)	$(.34)

Basic and diluted, pro forma	$(.17)	$(.35)

	Nine Months Ended
	September 30, 2004	September 30, 2003

Net loss, as reported	$(2,150,182)	$(2,222,979)
Deduct: Total stock-based employee compensation expense determined under fair value method used	(259,079)	(53,035)
Net loss, pro forma	$(2,409,261)	$(2,276,014)

Net loss per share; Basic and diluted, as reported	$(.69)	$(.72)

Basic and diluted, pro forma	$(.78)	$(.73)

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

At September 30, 2004, the Company maintained approximately 96.6% of its cash and cash equivalents with two financial institutions.

Under certain federal and state third-party reimbursement programs, the Company received gross patient revenues of approximately $43,040,000 and $28,526,000 for the nine months ended September 30, 2004 and September 30, 2003, respectively. The Company received gross patient revenues of approximately $15,600,000 and $11,708,000 for the three months ended September 30, 2004 and September 30, 2003, respectively. At September 30, 2004 and December 31, 2003, the Company had an aggregate outstanding receivable from federal and state agencies of approximately $4,973,000 and $3,012,000 respectively.

NOTE I    MAJOR SUPPLIERS

During the nine months ended September 30, 2004 and 2003, the Company purchased medications of approximately $40,681,000 from one major supplier and $28,422,000 from three major suppliers, respectively. During the three months ended September 30, 2004 and 2003, the Company purchased approximately $14,662,000 from one major supplier and $12,155,000 from three major suppliers, respectively. Amounts due to the Company’s major supplier at September 30, 2004 and its three major suppliers at December 31, 2003 were approximately $5,001,000 and $1,026,600 respectively. In September 2003, the Company moved the majority of its business to one supplier.

In September 2003, the Company signed a five-year agreement with a drug wholesaler. The agreement requires certain minimum purchases per the agreement. If the Company does not meet the minimum purchase commitments as set forth in the agreement, the Company will be charged a prorated amount of 0.20% of the projected volume remaining on the Term of the Agreement. The agreement also states that the Company’s minimum purchases during the term of the agreement will be no less than $400,000,000. The Company has purchased approximately $53,380,000 from this drug wholesaler since the beginning of the term of this agreement.

NOTE J    SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

During the nine months ended September 30, 2004 and 2003 the Company paid state franchise taxes of $66,667 and $15,666, respectively.

Interest paid on outstanding debt obligations for the nine months ended September 30, 2004 and 2003 were $198,746 and $164,096, respectively.

The Company has deferred tax assets as a result of years of accumulated operating losses. Management believes the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of its deferred tax assets. However, the Company presently does not have sufficient objective evidence to support this belief and, accordingly, has established a full valuation allowance in the current year for its U.S. deferred tax assets as required by generally accepted accounting principles. Recording this valuation allowance does not impact the Company’s ability to realize the benefit of these assets.

NOTE K    SUBSEQUENT EVENTS

New York Medicaid Reimbursement - As part of the budget approved by the state of New York in August 2004, reimbursement rates for pharmacy services provided under Medicaid were reduced. Under the changed reimbursement rate, prescriptions will be reimbursed at the Average Wholesale Price (“AWP”) less 12.75% plus a dispensing fee. The current reimbursement rate is AWP less 12% plus a dispensing fee of $3.50 to $4.50. Specialized HIV pharmacies, which the Company believes it qualifies, will be reimbursed AWP less 12% plus a dispensing fee of $3.50 to $4.50. There is no assurance that the Company will qualify as a specialized HIV pharmacy. If the Company does not qualify as an HIV pharmacy, the budget change will have an adverse effect on the Company’s performance. The reduced reimbursement rate was implemented by the State of New York on October 1, 2004.

Other states from which the Company receives reimbursement under Medicaid have considered reductions in reimbursement rate and may consider future reductions. If such changes are implemented it may have a material adverse effect on the Company’s financial performance.
ALLION HEALTHCARE, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of Part 1 of this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including, without limitation, the Company’s cash constraints, the reduction of reimbursement rates for primary services provided under Medi-Cal, other potential reductions in reimbursements by other state agencies, the Company’s limited operating history, the ability of the Company to market its customized packaging system and the acceptance of such system by healthcare providers and patients, the ability of the Company to manage its growth with a limited management team, the ability of the Company to integrate acquisitions, and the other risks and uncertainties described from time to time in the Company’s public announcements and SEC filings, including without limitation the Company’s Quarterly and Annual Reports on Forms 10-Q, 10-QSB, and 10-KSB, respectively. All forward-looking statements included or incorporated by reference in this Quarterly Report on Form 10-Q are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30 2004, AND 2003

NET SALES

Net sales for the nine months ended September 30, 2004 increased to $47,133,903 from $34,251,607 for the nine months ended September 30, 2003, an increase of 37.6%. The increase is primarily a result of the Company’s acquisition of MME in May 2003 and internal growth attributable to the addition of new patients in the New York, California, and Florida divisions, which was partially offset by a decline in net sales in Texas. The decline resulted primarily from the New Jersey Medicaid Audit, which negatively affected the Company’s Texas division.

Net sales in New York increased by approximately $6,071,000 for the nine months ended September 30, 2004 as compared to the same period in 2003. Net sales in California increased by approximately $7,171,000 for the nine months ended September 30, 2004 (the California business was acquired in May 2003). Net sales in Florida increased by approximately $646,000 for the nine months ended September 30, 2004 as compared to the same period in 2003. Net sales in Texas decreased by approximately $1,005,000 for the nine months ended September 30, 2004 as compared to the same period in 2003. This decline resulted primarily from the New Jersey Medicaid Audit, which negatively affected the Company’s Texas division. The Texas division has historically serviced the Company’s New Jersey customers and while the New Jersey Medicaid audit was ongoing, the Company restricted service to New Jersey patients.

GROSS PROFIT

Gross profit was $5,480,549 and $4,332,653 for the nine months ended September 30, 2004 and 2003 respectively, and represents 11.6% and 12.7% of net sales, respectively. The 1.1% decrease in gross margin resulted mostly from changes in reimbursement rates in New York and California. New York Medicaid and Aids Drug Assistance Program (“ADAP”) decreased their reimbursement rates by 2% effective July 2003. In September 2004, payments for pharmacy services provided under Medi-Cal were reduced. Prescriptions are reimbursed at AWP less 17% and the provider is paid a $7.25 dispensing fee. The previous reimbursement rate was AWP less 10% with a $4.30 dispensing fee. The reimbursement changes went into effect September 1, 2004. The reimbursement situation in California is discussed further below under the heading “Liquidity and Capital Resources.”

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $7,400,112 and $6,362,059 for the nine months ended September 30, 2004 and 2003, respectively, and represented 15.7% and 18.6% of net sales, respectively.

The increase in selling, general and administrative expenses of $1,038,053 for the nine months ended September 30, 2004 as compared to the same period in 2003 was primarily due to the increase in business and the acquisition of MME. The following specific factors contributed to the increase:

- an increase in operating costs related to the MME acquisition of approximately $422,000; this increase was partially offset by a $104,000 reversal of a reserve on accounts receivable previously estimated to be uncollectible;

- an increase in operational, general administrative and sales salaries in the New York, Texas and Florida locations of $292,000; and

- an increase in other general operating expenses in the New York, Texas and Florida locations of $367,000.

During the nine month period ended September 30, 2004 selling, general and administrative expenses as a percentage of net sales decreased by 2.9%. This decrease resulted from the expanded net sales of the Company and a reduction of expenses in California.

OPERATING LOSS

Operating losses were $330,086, and $987,086 for the three months ended September 30, 2004 and 2003, respectively and represent 1.9% and 7.1% of net sales, respectively. The decrease in operating loss is attributable to a decrease in selling, general and administrative expenses, and a higher gross margin.

INTEREST EXPENSE

Interest expenses were $199,937 and $179,327 for the nine months ended September 30, 2004 and 2003, respectively. The increase in interest expense is primarily attributable to the Company’s increased short-term borrowing from its revolving credit facility and interest on the secured promissory notes payable related to the acquisition.

PROVISION FOR INCOME TAXES

For the three months ended September 30, 2004, the Company recorded a provision for income taxes of $11,397, as compared to an income tax provision of $5,000 for the comparable period in the prior year. The provision for income taxes relates primarily to franchise tax payments. The increased expense results from the Company’s increase in capital relating to the Series D Preferred Stock. Deferred tax assets related to net operating loss carry-forwards from prior year losses and losses with the acquisition of MME have been fully reserved by a valuation allowance since the Company historically has lost money and cannot conclude that the future utilization of those assets is probable. In addition, as a result of the change in ownership with the acquisition of MME, certain limitations may apply on the ultimate utilization of the losses related to MME.

NET LOSS

For the nine months ended September 30, 2004, the Company recorded a net loss of $2,150,182 as compared to a net loss of $2,222,979 for the comparable period in the prior year. This decrease in net loss is attributable to the increase in net sales offset by lower gross margins, an increase in selling, general and administrative expenses, and an increase in interest expense for the period. The Company anticipates that it will continue to reduce costs relative to net sales.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NET SALES

Net sales for the three months ended September 30, 2004 increased to $17,015,559 from $13,818,026 for the three months ended September 30, 2003, an increase of 23.0%. This increase in net sales for the three months ended September 30, 2004 as compared to the same period in 2003 is attributable to volume growth with the addition of new patients in New York, California and Florida divisions.

Net sales in New York increased by approximately $2,653,000 for the three months ended September 30, 2004 as compared to the same period in 2003. Net sales in California increased by approximately $425,000 for the three months ended September 30, 2004. Net sales in Florida increased by approximately $273,000 for the three months ended September 30, 2004 as compared to the same period in 2003. Net sales in Texas decreased by approximately $153,000 for the three months ended September 30, 2004 as compared to the same period in 2003. This decline resulted primarily from the New Jersey Medicaid Audit, which negatively affected the Company’s Texas division. The Texas division has historically serviced the Company’s New Jersey customers and while the New Jersey Medicaid audit was ongoing, the Company restricted service to New Jersey patients.

GROSS PROFIT

Gross profit was $2,088,240 and $1,526,326 for the three months ended September 30, 2004 and 2003 respectively, and represents 12.3% and 11.1% of net sales, respectively. The 1.2% increase in gross margins resulted from improved billing and collection efforts which allowed for the Company to bill and collect a higher percentage of gross sales, in addition to improved purchasing through better pricing of drugs which resulted in reduced costs of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $2,418,326 and $2,513,412 for the three months ended September 30, 2004 and 2003, respectively, and represented 14.2% and 18.2% of net sales, respectively.

The decrease in selling, general and administrative expenses of $95,086 for the three months ended September 30, 2004 as compared to the same period in 2003 was primarily due to the following specific factors:

- a decrease of $213,000 in bad debt expense; $122,000 of which was the reversal of a reserve on accounts receivable previously estimated to be uncollectible;

- a decrease of $312,000 in California and Texas payroll, offset by increase of $225,000 in payroll and sales consultant expenses for New York and Florida;

- an increase of $60,000 in delivery expenses related to the increased sales; and

- an increase of $71,000 in professional fees relating expenses incurred in California to pursue legislation establishing a HIV/AIDS Pilot program.

OPERATING LOSS

Operating losses were $330,086, and $987,086 for the three months ended September 30, 2004 and 2003, respectively and represent 1.9% and 7.1% of net sales, respectively. The decrease in operating loss is attributable to a decrease in selling, general and administrative expenses, and a higher gross margin.

INTEREST EXPENSE

Interest expense was $28,916 and $74,232 for the three months ended September 30, 2004 and 2003, respectively. The decrease in interest expense is primarily attributable to the Company’s repayment of its short-term borrowings under its revolving credit facility and a reduction in the interest paid on the secured promissory notes payable related to the acquisition of MME. See Note D of the notes to the Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report.

PROVISION FOR INCOME TAXES

For the three months ended September 30, 2004, the Company recorded a provision for income taxes of $11,397, as compared to an income tax provision of $5,000 for the comparable period in the prior year. The provision for income taxes relates primarily to franchise tax payments. The increased expense results from the Company’s increase in capital relating to the Series D Preferred Stock. Deferred tax assets related to net operating loss carry-forwards from prior year losses and losses with the acquisition of MME have been fully reserved by a valuation allowance since the Company historically has lost money and cannot conclude that the future utilization of those assets is probable. In addition, as a result of the change in ownership with the acquisition of MME, certain limitations may apply on the ultimate utilization of the losses related to MME.

NET LOSS

For the three months ended September 30, 2004, the Company recorded a net loss of $370,399, as compared to a net loss of $1,066,318 for the comparable period in the prior year. This decrease in net loss is attributable to the increase revenue, the reduction in selling, general and administrative expenses, higher gross margin, and a decrease in interest expense for the period. The Company anticipates that it will continue to reduce costs relative to net sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically grown through both acquisitions and organic expansion of its customer base. The Company believes that increased sales volume is an important part of its goal to achieve operating profitability, as higher sales volume allows the Company to increase the efficiency of its operations, so that expenses will represent a smaller portion of its gross profits (absent additional significant reductions to reimbursement rates that would adversely affect the Company's gross profits). While the Company believes it has adequate cash on hand and available from its bank lines to fund operating losses over the next 12 months, it would (as in the past) need to fund acquisitions through additional external financing, such as the private placement of equity securities. The Company continues to discuss potential external financing alternatives as it explores potential acquisition opportunities. There is no assurance that the Company will be able to find and reach agreement to acquire suitable acquisitions candidates, on acceptable terms, or that, if such acquisition opportunities arise, it will be able to secure additional external financing on reasonable terms or at all. If the Company were unable to complete additional acquisitions, its prospects for achieving profitability would be adversely affected.

The Company purchases the medications it needs to fill prescriptions from wholesalers, who require payment within 31 days of delivery. The Company is reimbursed by third party payors, on average, within 30 days after a prescription is filled and a claim is submitted in the appropriate format.

The Company has a revolving credit facility with GE Capital for an amount up to a maximum of $6.0 million available to the Company for short-term borrowings, which expires in April 2006. Borrowings under the facility are based on the Company’s accounts receivable and bear interest at Prime Rate plus two percent. The Prime Rate at September 30, 2004 was 4.75%. At September 30, 2004, the Company’s borrowing capacity was approximately $4,500,000, and its borrowings under this facility were $1,125. The Company’s borrowings are collateralized by a perfected and primary security interest in all of the Company’s assets, accounts receivable, trademarks, licenses, and value of any kind of the Company and the credit facility requires compliance with certain financial covenants. As of September 30, 2004, the Company was in compliance with all of these covenants.

In addition to the revolving credit line, the Company had a $1,500,000 line of credit that accrued interest at Prime Rate per annum, with the full principal payable in March of 2005. The line of credit was repaid in full in June 2004. The Prime Rate at September 30, 2004 was 4.75%. As of September 30, 2004 there was no borrowing on the line of credit. This line of credit has been guaranteed by one of the Company’s principal investors.

In the second quarter, the Company raised approximately $6.8 million from the sale of Series D convertible preferred stock, as discussed in Note D to the notes of the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

In May 2004, the Company was notified that MOMS Pharmacy, Inc. (“MOMS”), the Company’s New York wholly owned subsidiary, is the subject of an audit and review being conducted by the New York State Department of Health (the “Department”). As a consequence of the audit and review, the Department temporarily withheld a portion of MOMS payments under the Medicaid program. In September 2004, the Department ceased withholding payments. At September 30, 2004, the Company had $920,000 of accounts receivable that were being withheld by New York Medicaid. The Department has notified the Company that it is refunding $800,000 of the $920,000. For the three months ended September 30, 2004, approximately 57.5% of the Company’s revenues were derived from the New York subsidiary, MOMS. Based on the Company’s current financial position and expected financial performance in 2004, it does not believe that its liquidity would be adversely impacted in 2004 as a result of the MOMS Medicaid audit or if it is unable to complete additional financings.

On July 31, 2004 as part of the passage of the state of California budget, reimbursement rates for pharmacy services provided under Medi-Cal were reduced. Under the changed reimbursement rate, which took effect in September 2004, prescriptions are reimbursed at the Average Wholesale Price (“AWP”) less 17% and the provider is paid a $7.00 dispensing fee. The previous reimbursement rate was AWP less 10% with a $4.30 dispensing fee. On September 28, 2004 the governor of California approved a HIV/AIDS Pharmacy Pilot Program bill which funds an additional $9.50 fee per prescription for qualified HIV pharmacies. The bill is effective retroactively to September 1, 2004. The Company believes it will qualify for this additional reimbursement. If the Company qualifies for the Pilot Program the impact to the Company of the California budget changes will be minimal. This would allow the Company to provide its current level of service to its patients and customers. There can be no assurance the Company will qualify for the additional reimbursement. If the Company does not qualify, the reimbursement changes will have an adverse effect on the Company’s financial performance. For the three month period ended September 30, 2004 Medi-Cal represented approximately 19.6% of the Company’s total revenue.

As part of the budget approved by the state of New York in August 2004, reimbursement rates for pharmacy services provided under Medicaid were reduced. Under the changed reimbursement rate, prescriptions will be reimbursed at the AWP less 12.75% plus a dispensing fee. The current reimbursement rate is AWP less 12% plus a dispensing fee of $3.50 to $4.50. Specialized HIV pharmacies, which the Company believes it qualifies, will be reimbursed AWP less 12% plus a dispensing fee of $3.50 to $4.50. There is no assurance that the Company will qualify as a specialized HIV pharmacy. If the Company does not qualify as a HIV pharmacy, the budget change will have a material effect on the Company’s performance. The reduced reimbursement rate was implemented by the State of New York on October 1, 2004.

Other states from which the Company receives reimbursement under Medicaid have considered reductions in reimbursement rate and may consider future reductions. If changes are implemented they may have an adverse effect on the Company’s financial performance.

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

CONTRACTUAL OBLIGATIONS

At September 30, 2004, the Company’s contractual cash obligations and commitments (including those related to the MME transactions) during the next five years are as follows:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long Term Debt Obligation	$100,000	$100,000	$-	$-	$-
Capital(Finance)Lease Obligations	185,276		185,276
Operating Lease Obligations	1,100,261		771,891	328,370
Purchase Obligations (1)	346,619,560		208,369,560	138,250,000
Other Long Term Liabilities Reflected on the Company’s Balance Sheet under GAAP of the primary financial statements
Total	$348,005,097	$100,000	$209,326,727	$138,578,370	$-

(1) Amount reflects purchase commitments under the Company’s agreement with a drug wholesaler. If the Company does not meet the minimum purchase commitments as set forth in the agreement, the Company will be charged a prorated amount of 0.20% of the projected volume remaining on the Term of the Agreement.

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

ITEM 4.   CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures and internal control over financial reporting designed to provide us with reasonable assurance that information required to be disclosed in our filings under the Securities and Exchange Act of 1934 (as amended, the “Exchange Act”) is recorded, processed, summarized and disclosed in our filings within the time periods specified by the rules and regulations of the SEC. We do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud, as any control system is inherently limited by various factors and can provide only reasonable, and not absolute, assurance that the system’s goals will be achieved. Limitations of a control system can include faulty assumptions as to the likelihood of future events, errors in judgment or simple mistakes, resource and cost constraints, and inadequacies that develop over time because of changes in conditions and/or lack of compliance with policies and procedures. In view of these limitations, any evaluation of disclosure controls and procedures or internal control over financial reporting can provide only reasonable, and not absolute, assurance that control deficiencies and instances of fraud - if any - within the Company have been detected.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this quarterly report on Form 10-Q for the quarter ended September 30, 2004 (the “Report”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commissions rules and forms.

Changes in internal controls over financial reporting. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

New York Medicaid Audit.  In May 2004, the Company was notified that MOMS Pharmacy, Inc. (“MOMS”), the Company’s New York wholly owned subsidiary, is the subject of an audit and review being conducted by the New York State Department of Health (the “Department”). As part of the audit the Department withheld payment of Medicaid claims. In September 2004, the Department ceased withholding payments. In September 2004, the Department ceased withholding payments. The current amount withheld by Medicaid is approximately $920,000. The Department has notified the Company that it is refunding $800,000 of the $920,000. The Department may conclude that MOMS is subject to certain financial penalties and fines, in which case some or all of the payments withheld ultimately may not be paid to MOMS. At this time, management is unable to estimate the final outcome of the audit, but does not believe the outcome will have a material adverse effect on the Company’s financial position and financial resources. In June 2004, the Company accrued a $50,000 expense for anticipated legal fees that have been and will be incurred as a result of the audit. During the three month period ended September 30, 2004, the Company incurred an additional expense of $23,650 relating to legal expenses.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its annual meeting of stockholders on July 20, 2004 in Melville, NY. Stockholders holding 64.2% of the issued and outstanding shares of the Company’s Stock were either present in person or were represented by proxy.

(c)	The following matters were voted upon at the meeting:

1.	Proposal to elect John W. Colloton, James B. Hoover, Michael P. Moran, John Pappajohn, Dr. Derace Schaffer, and Harvey Z. Werblowsky to serve as directors until the next annual meeting or until their successors have been duly elected and qualified. The votes cast for each director were as follows:

Director	Voted For	Voted Against	Abstentions

Mr. Colloton	4,514,530	0	0
Mr. Hoover	4,514,530	0	0
Mr. Moran	4,514,530	0	0
Mr. Pappajohn	4,514,530	0	0
Dr. Schaffer	4,514,530	0	0
Mr. Werblowsky	4,514,350	0	0

2.	Proposal to ratify Amendment Number One to the Company’s 2002 Stock Incentive Plan (the “2002 Plan”) to increase the number of authorized shares of common stock thereunder:

Voted For: 4,514,530	Voted Against: 0	Abstentions: 0

3.	Proposal to ratify the selection of BDO Seidman, LLP as independent public accountants to audit the Company’s financial statements for the fiscal year ending December 31, 2004:

Voted For: 4,514,530	Voted Against: 0	Abstentions: 0

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS

The following exhibits are included herein:

31.1  Certification of Chief Executive Officer pursuant to 17 C.F.R. § 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certification of Chief Financial Officer pursuant to 17 C.F.R. § 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Quarterly Report on Form 10-Q or as a separate disclosure document.
SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLION HEALTHCARE, INC., AND SUBSIDIARIES
(Registrant)

Date: November 11, 2004	By:	/s/ James G. Spencer
James G. Spencer
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)

