Form 10-Q/A
period 2004-09-30
ALLION HEALTHCARE INC
filed 2004-11-18
CIK 847935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A is being filed with respect to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004 (the "Form 10-Q").  This amendment is being filed to correct information concerning statements in the Management Discussion and Analysis section for the 3- and 9-month period ended September 30, 2004, which was caused by the submission of the incorrect electronic file by the Registrant’s financial printer.  As a result of this error, our Form 10-Q could have been read to suggest that our operating loss and income taxes for the 3-month period occurred over 9 months.  This Form 10-Q/A correctly reports the information relating to the Operating Loss and the Income Tax for the 3 months ended September 30, 2004 and 9 months ended September 30, 2004 in the MD&A.  The Registrant has not otherwise made any changes to the original Form 10-Q.  Items not being amended are presented for the convenience of the reader only.  This report continues to be presented as of the date of the Form 10-Q and the Company has not updated the disclosure in this report to a later date.  Therefore, this amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-Q.  Information in such reports and documents updates and supersedes certain information contained in this amendment.

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

OPERATING LOSS

Operating losses were $1,919,563 and $2,029,406 for the nine months ended September 30, 2004 and 2003, respectively and represents 4.1% and 5.9% of net sales, respectively. The decrease in operating loss is attributable primarily to the increase in sales and the reduction in operating costs as a percentage of sales, partially offset by the reduction in gross margin.

INTEREST EXPENSE

Interest expenses were $199,937 and $179,327 for the nine months ended September 30, 2004 and 2003, respectively. The increase in interest expense is primarily attributable to the Company’s increased short-term borrowing from its revolving credit facility and interest on the secured promissory notes payable related to the acquisition.

PROVISION FOR INCOME TAXES

For the nine months ended September 30, 2004, the Company recorded a provision for income taxes of $30,682 as compared to an income tax provision of $14,246 for the comparable period in the prior year. The provision for income taxes relates primarily to franchise tax payments which increased due to increased capital relating to the Series D preferred stock. Deferred tax assets related to net operating loss carry-forwards from prior year losses and losses with the acquisition of MME have been fully reserved by a valuation allowance since the Company historically has lost money and cannot conclude that the future utilization of those assets is probable. In addition, as a result of the change in ownership with the acquisition of MME, certain limitations may apply on the ultimate utilization of the losses related to MME.

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

- an increase of $60,000 in delivery expenses related to the increased sales; and

\ - an increase of $71,000 in professional fees relating expenses incurred in California to pursue legislation establishing a HIV/AIDS Pilot program.

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

CONTRACTUAL OBLIGATIONS

At September 30, 2004, the Company’s contractual cash obligations and commitments (including those related to the MME transactions) during the next five years are as follows:

Contractual Obligations	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligation	$100,000	$100,000	-	-	-
Capital(Finance)Lease Obligations	185,276	-	185,276	-	-
Operating Lease Obligations	1,100,261	-	771,891	328,370	-
Purchase Obligations (1)	346,619,560	-	208,369,560	138,250,000	-
Other Long Term Liabilities Reflected on the Company’s Balance Sheet under GAAP of the primary financial statements	-	-	-	-	-
Total	$348,005,097	$100,000	$209,326,727	$138,578,370	-

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

ALLION HEALTHCARE, INC., AND SUBSIDIARIES
(Registrant)

Date: November 18, 2004	By:	/s/ James G. Spencer
James G. Spencer
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)

