Form 10-K
period 2004-12-31
ALLION HEALTHCARE INC
filed 2005-03-31
CIK 847935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-17821

ALLION HEALTHCARE, INC.
(Name of registrant as specified in its charter)

Delaware	11-2962027
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1660 Walt Whitman Road, Suite 105, Melville, New York 11747
(Address of principal executive offices)
Registrant’s telephone number: (631) 547-6520

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  ☒ NO ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (§ 229. 229.405 of this chapter) is not contained herein, and will not be contained to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2004, based on assumed price of $6.25 per share of Common Stock (as there is no trading market for the Common Stock), was approximately $13,437,500.

As of March 25, 2005, the registrant had outstanding 3,100,000 shares of common stock.

i

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical are forward looking statements. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” and other similar expressions or variations of such words are intended to identify these forward-looking statements.

These forward-looking statements, which include statements about our strategy to expand our business and become profitable, our ability to integrate past acquisitions and identify additional ones, our expectations regarding reimbursement rates and our eligibility for specific HIV/AIDS programs, our access to additional capital, the future demand for our services, expectations about future treatments for HIV/AIDS patients, and management’s expectations regarding future operating results are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.

All forward-looking statements included or incorporated by reference in this Report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Readers of this Report are cautioned not to place undue reliance on such statements.

The forward-looking statements and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors, including, without limitation, changes in reimbursement rates, our compliance with Medicare and Medicaid reimbursement regulations, our ability to market our services, our ability to successfully integrate acquisitions and other factors discussed under in Item 7 of this Report under the heading “Risk Factors” and elsewhere in this Report. The reader also should consult the cautionary statements and risk factors listed from time to time in the other reports we file with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a national provider of specialty pharmacy and disease management services focused on HIV/AIDS patients. We work closely with patients, healthcare providers such as physicians, nurses, AIDS Service Organizations, or ASOs, and with government and private payors to improve clinical outcomes and reduce treatment costs for our patients. We sell HIV/AIDS prescription and ancilliary medications, and nutritional supplies under our trade name MOMS Pharmacy. Most of our customers rely on Medicaid and the AIDS Drug Assistance Program, or ADAP, to pay for their medications. Billing requirements for these programs are complex. We are one of a limited number of providers that qualify for certain HIV/AIDS medication reimbursement programs under legislation recently enacted in California and we believe we qualify for an HIV/AIDS medication reimbursement program in New York.

We believe that the combination of services we offer to patients, healthcare providers and payors makes us an attractive source of specialty pharmacy and disease management services, and reduces overall healthcare costs. Our services include the following:

•	Specialized prescription packaging systems, which we call MOMSPak, which improve adherence by simplifying the complicated dosing regimens faced by HIV/AIDS patients;

•	Reimbursement expertise that assists patients and healthcare providers with the complex reimbursement processes of private and government payors, and that optimizes collection of payment;

•
Services that arrange for delivery of medications as directed by our patients or their physicians in a discreet, convenient and timely manner, designed to help that patients actually receive their prescriptions;

•	Specialized pharmacists who consult with patients, physicians, nurses and ASOs to provide education, counseling, treatment coordination, clinical information and compliance monitoring; and

•	Information systems and prescription automation solutions that make the provision of clinical data and the transmission of prescriptions more efficient and accurate.

Rigorous patient adherence to precise medication regimens is an important factor in the treatment of HIV/AIDS, according to the AIDS Research Institute. The complexity, cost and duration of many HIV/AIDS medication regimens often results in poor patient adherence, which in turn can lead to diminished patient health, resistance to medications, higher costs of healthcare, and reduced patient survival rates. Studies on adherence within the HIV/AIDS population have shown that if 95% of medication doses are not taken as prescribed, the medication may be ineffective or the patient may develop drug resistance.

We have positioned our distribution centers in or near those metropolitan areas in those states in which the Centers for Disease Control and Prevention, or CDC, has indicated in its studies is where more than 50% of the United States HIV/AIDS patient population reside: New York, California, Florida, New Jersey and Washington. As of March 25, 2005, we served approximately 8,300 patients, who were located mainly in these areas.

We have generated internal growth by increasing the number of patients we serve and by filling an increased number of prescriptions per patient. We entered California through an acquisition completed in May 2003. In the first quarter of 2005, we increased our presence in California by acquiring two additional specialty pharmacies. We expect that in 2005, California will account for approximately 58% of our total net sales. We will continue to evaluate acquisition opportunities as they arise, especially for other specialty pharmacies that have established relationships with HIV/AIDS clinics and hospitals.

RECENT DEVELOPMENTS

During the second half of 2004 and the first quarter of 2005, there have been several developments that we believe will have a significant effect on our business and our future financial results:

•
During 2004, we raised a total of approximately $13 million (before payment of fees and expenses) from the sale of additional shares of preferred stock, as discussed below in Item 5 under the heading “Unregistered Sales.” We discuss our financial resources and our anticipated needs for outside financing in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

•
On February 28, 2005 we purchased 100% of the stock of Specialty Pharmacies, Inc., a California-based company specializing in HIV/AIDS pharmacy services and significantly expanded our operations and patient base in the San Francisco, California market.

•
On March 2, 2005 we entered into a letter of intent with Oris Medical Systems, Inc., or Oris Medical, to become the exclusive licensee of the LabTracker™ software system for HIV/AIDS and to acquire Oris Medical. If we are able to negotiate a definitive agreement with Oris Medical, we expect that this software will help us expand our business, as discussed below in this Item 1 under the heading “Our Products and Services - Information Systems and Prescription Automation Solutions.” There is no assurance that we will be able to reach a definitive agreement with Oris Medical. See the discussion in Item 7 below under the heading “Risk Factors - Risks Related to Our Company.”

•
In March 2005 we decided to cease our operations in Texas and are in the process of closing our Texas facility. We expect to complete this process by June 30, 2005 when our lease in Austin, Texas expires. For the year ended December 31, 2004, the Texas facility represented $4.5 million of our net sales.

•
In March 2005 we decided to cease providing services for transplant and oncology patients. Currently, we serve these patients from our pharmacies in Texas, Florida and New York. Most of these patients receive Medicare reimbursement which is not an area of focus for us. We may sell some of our business to a third party for a nominal amount.

OUR COMPANY; CORPORATE GOVERNANCE MATTERS

We were incorporated in Delaware in 1983 under the name The Care Group, Inc. The Care Group, Inc. filed for protection under Chapter 11 of the Bankruptcy Code in 1998. We emerged from bankruptcy in 1999 and changed our name to Allion Healthcare, Inc. at that time. Our principal executive offices are located at 1660 Walt Whitman Road, Suite 105, Melville, New York, 11747. Our telephone number is (631) 547-6520 and our fax number is (631) 249-5863.

Our internet address is www.allionhealthcare.com. We are providing the address of our internet website solely for informational purposes. We do not intend the internet address to be an active link, and the contents of the website are not a part of this Report.

We have also adopted procedures for our stockholders to communicate with our Board of Directors. Stockholders who wish to contact the Board of Directors, or an individual director, should contact the Board of Directors or individual director in writing at 1660 Walt Whitman Road, Suite 105, Melville, New York, 11747. The Secretary will compile all communications and submit them to the Board of Directors, or individual directors, on a periodic basis.

HIV/AIDS

Human Immunodeficiency Virus, commonly known as HIV, is the virus that causes Acquired Immune Deficiency Syndrome, commonly known as AIDS. HIV is spread most commonly by sexual contact with an infected partner. HIV is also spread through contact with infected blood, including through the use of contaminated needles or syringes. Once inside a host body, HIV attacks T cells, a major component of the immune system. The virus then takes over the cells’ reproductive machinery and reproduces itself causing the cells to weaken and eventually die. When the infected cells die, they release the recently created virus into the bloodstream. Other T cells are then invaded and die, and the body is left vulnerable to diseases that easily would have been fought off by a normally functioning immune system.

The demographic profile of HIV/AIDS patients has shifted since the disease was first diagnosed in 1981. According to a recent CDC study, most HIV/AIDS patients now live in the inner-city of a major metropolitan area and are dependent on government programs to pay for the medications to treat HIV/AIDS. According to the CDC research report AIDS Epidemic Update December 2004, over the past ten years in the United States an estimated 40,000 people per year have been infected with HIV. A disproportionate number of these patients have been African Americans and Hispanics. The proportion of new cases in African Americans in the United States rose from 25% in 1981 to 50% in 2001. The proportion of Hispanics infected with HIV rose from 14% in 1981 to 20% in 2001. We believe that as more HIV/AIDS patients look to government programs, the government is likely to take a more active role regulating the pharmacies and other providers of HIV/AIDS.

When HIV/AIDS was first diagnosed, initial treatments were monotherapies and other treatments that were often administered in a hospital or other clinical setting. Monotherapy involves treatment with only one drug at a time. Doctors now use a combination of two or more drugs in an effort to combat resistance to drugs. The current standard of care for the treatment of HIV/AIDS includes the use of a triple-drug therapy, also referred to as a “combination therapy” because a single drug regimen may cause rapid resistance, thus requiring physicians to frequently change the treatment regimen. The most prevalent combination threaby is known as highly active antiretroviral therapies, or HAART. Combination therapies are predominantly oral and are often administered by the patient outside a clinical setting, further complicating compliance with the frequently changing multi-therapy regimen.

Combination therapy often requires that a patient take variations of the multi-therapy regimens at many times during the day. For example, a patient may need to take certain medications either after meals or on an empty stomach, or, after high-fat or low-fat meals. The number of medications and varying dosages and schedules often can confuse and overwhelm patients. As a result, many patients lose confidence in their ability to adhere to their drug regimens and simply give up, while others lose track of which doses they have taken or inadvertently miss a dose because of their personal schedules. Alcohol and illicit drug use are also factors in causing non-compliance and may lead to an increasing amount of Medicaid fraud. Poor adherence or even slight or occasional deviations from a prescribed regimen can reduce the potency of therapy and lead to viral resistance. Given the ability of HIV/AIDS to mutate rapidly in the absence of antiretroviral medication, taking a combination therapy exactly as prescribed, without missing or reducing doses, is critical to effective treatment. Once resistance has developed in a patient, success rates of other antiretroviral drugs are limited, particularly if the patient’s adherence issues are not resolved, and treatment options become greatly limited.

Before combination therapies became available in 1996, individuals living with HIV had high mortality rates. Before combination therapies, 50–60% of adults infected with HIV were diagnosed with an AIDS-defining condition within 10 years of infection, and 48% of them died due to related complications. In the United States, HIV/AIDS-associated morbidity and mortality have declined significantly due to combination therapies. After increasing every year between 1987 and 1994 at an average rate of 16% annually, HIV mortality in the United States leveled off in 1995 and has since decreased. In 1995, 19% of people living with HIV/AIDS in the United States died compared to 4% in 2003. HIV/AIDS is now a more manageable chronic disease.

We are one of only a few specialty pharmacy and disease management service providers that primarily service HIV/AIDS patients. Despite the special needs of the HIV/AIDS infected population, few national and regional pharmacies have focused on the special needs of this patient population. We believe that national and regional pharmacies have avoided focusing on HIV/AIDS patients because of regulation of the HIV/AIDS industry and due to increased public attention on the HIV/AIDS community brought on by HIV/AIDS political groups and through the many political figures who have worked to promote the interests of the HIV/AIDS community. Most of the pharmacies serving this market have been local or small regional providers located in a single urban market. These pharmacies often do not have the resources or sophistication to provide the disease management services required by patients, healthcare providers and payors to ensure adherence, which we believe is very important to patient health. We also believe that neither the retail pharmacies nor the mail order pharmacies offer the range of services we provide.

OUR STRATEGY

Our objective is to become the leading specialty pharmacy and disease management services provider serving HIV/AIDS patients in the United States. Key elements of our strategy, include:

•
Increasing Sales in the Markets We Currently Serve. Our internal growth has been generated through a combination of an increase in the number of patients we serve, an increase in the average dollar value of prescriptions and an increase in the number of prescriptions per patient. We intend to continue to expand in the major metropolitan markets where the majority of HIV/AIDS patients live through enhancing our existing and obstaining new relationships with HIV/AIDS clinics, hospitals and prescribing physicians and through the use of direct contact, outreach programs and community-based education programs.

•
Pursuing Strategic Acquisitions. Our growth strategy includes acquiring specialty pharmacies located in areas that enable us to serve large numbers of HIV/AIDS patients. We acquired our first pharmacy in California – Medicine Made Easy – in 2003 and since that time we have acquired two other specialty pharmacies in California. The patient base of these pharmacies and their relationships with area healthcare providers has greatly expanded our presence on the West Coast. We will continue to evaluate acquisition opportunities as they arise, especially other specialty pharmacies that have established relationships with HIV/AIDS clinics and hospitals.

•
Developing Marketing Relationships with Drug Manufacturers. We intend to pursue relationships with drug manufacturers to increase recognition for our service and our ability to sell our specialty pharmacy and disease management services. These organizations have large marketing budgets and large sales teams who actively make sales calls to the leading prescribers of HIV/AIDS medications. We believe these relationships will promote our products and services. In March 2004, we entered into a specialized services agreement with Roche Laboratories Inc. to receive product pricing discounts in exchange for providing blind patient data with respect to Fuzeon®, an injectable HIV medication.

•
Qualifying for HIV/AIDS Reimbursement Programs. Because we focus on serving HIV/AIDS patients and providing certain specialized pharmacy and disease management services, we have qualified for additional reimbursements for HIV/AIDS medications in California and believe we qualify in New York for additional reimbursements under Medicaid programs in those states. We own two of the ten pharmacies qualified for the California pilot program. We intend to continue to seek to qualify for programs under other state Medicaid programs that may provide additional or preferred reimbursements for the HIV/AIDS medications we sell.

•
Growth Through Relationship with Oris/LabTracker™. LabTracker™ enables physicians and healthcare providers to record, track, analyze and graph the outcomes of more than 250 possible HIV/AIDS treatment combinations. Lab Tracker™ also enables the healthcare providers to view, cross-reference and re-sort patient treatment information based on dozens of different patient demographics. LabTracker™ has the ability to show the correlation between laboratory results and the medications prescribed to a HIV/AIDS patient. Oris Medical has an exclusive license to use Ground Zero Software's LabTracker™ software system for HIV/AIDS. Currently, more that 200 clinics and physicians use the LabTracker™ system. If we are able to negotiate and sign a definitive agreement with Oris Medical, we will have access to use LabTracker™ software, which we expect will assist us in entering new geographic markets and gaining access to clinics, physicians, and hospitals where we do not currently treat patients.

OUR PRODUCTS AND SERVICES

We offer a range of specialty pharmacy and disease management services to assist patients, healthcare providers and payors in managing HIV/AIDS. We sell HIV/AIDS prescription and ancillary medications, and nutritional supplies. Patients or physicians generally initiate the prescription process by contacting us on our toll-free telephone number, through our facsimile number or through our electronic prescription writer. Some clinics have medication drop-off boxes in which physicians also may leave prescriptions for us to fill. A patient may also direct his or her physician to call, fax or electronically transmit a prescription. If requested by a patient, one of our pharmacists may contact the patient’s physician directly to obtain prescription information. Our pharmacists are required to validate and verify the completeness of each prescription, answer questions and, if appropriate, help coordinate support and training for patients. As soon as we receive a prescription, we also seek approval for reimbursement from the payor. Once the prescription and reimbursement are verified, the order is filled, shipped and delivered.

We have designed our services to meet the following challenges that are of particular importance to HIV/AIDS patients, healthcare providers and payors:

Adherence

Packaging. We have designed our services to improve patient adherence to complex medication regimens. We package prescriptions in a format customized for the patient, which organizes the medications into dose-by-dose packets, called MOMSPak, or into individual doses using pillboxes for our patients, if requested by the patient. Our customized packaging helps to ensure that our patients are not confused by the complex regimen associated with their numerous medications, and also helps to eliminate patient error in determining when they should be taken, and how they should be administered.

Delivery. We arrange for independent delivery of medications as directed by our patients or their physicians in a discreet, convenient and timely manner and help patients receive their prescriptions. We believe that this increases patient adherence as it eliminates the need to pick up medications at a local pharmacy.

Reimbursement Management

We have reimbursement expertise that assists patients and healthcare providers with the complex reimbursement processes of government and private payors, and that optimizes collection of payment. By focusing on HIV/AIDS, we have developed significant expertise in managing reimbursement issues related to the patient’s condition, treatment program, and the payor. We have developed sophisticated systems for managing the process of checking eligibility, receiving authorization, adjudicating claims and ensuring that payment is received. In our experience, it is critical to understand the process of checking eligibility and need for authorizations and approvals to facilitate the collection of payments.

Due to the high cost and extended duration required to treat HIV/AIDS, the availability of adequate health insurance is an on-going concern for our patients and their families. We work closely with physicians and our patients to monitor coverage reduction or termination dates and seek alternative coverage options to ensure the patient’s clinical needs are met and his or her quality of life is not compromised. The majority of our claims are submitted electronically for our patients, which substantially eliminates the paper claim submission process. Because of our ability to facilitate reimbursement from private and government payors, in many cases, we can provide prescription medications to patients at lower initial out-of-pocket costs than they might obtain from other sources.

The two largest HIV/AIDS markets in the United States, California and New York, recently underwent fundamental changes in Medicaid reimbursement for HIV/AIDS medications. California recently approved a three-year HIV/AIDS Pharmacy Pilot Program, which provides additional reimbursement for HIV/AIDS medications for up to ten qualified pharmacies. We own two of the ten pharmacies that qualified for this program. In New York, we believe that we will be the only specialized HIV pharmacy services provider to qualify for a higher reimbursement rate under the revised reimbursement mechanisms of the New York state-mandated Medicaid HIV/AIDS program.

We work with government and private payors to obtain appropriate reimbursement. Our billing and reimbursement specialists typically secure pre-approval from a payor before any shipment of medications. Our billing and reimbursement specialists also review such issues as pre-certification or other prior approval requirements, lifetime limits, pre-existing condition clauses and the availability of special state programs. Because the majority of our prescriptions are adjudicated through electronic submissions we are reasonably certain we will receive payment from the payor.

Disease Management

The medications we distribute to our patients require timely delivery, may require temperature maintained distribution, and very often require dosage monitoring. Our employees have developed expertise in HIV/AIDS that allows them to provide customized care to our patients. By focusing on the HIV/AIDS community, we have been able to design our services to help patients understand and manage their medication needs and schedules.

Upon initiating service, we work closely with the patient and the patient’s physician and other care providers to implement the prescribed therapy and provide the following services:

•	programs to monitor utilization compliance and outcomes;

•	clinical information and consultation regarding the patient’s illness, medications being used and treatment regimens;

•	educational information on the patient’s illness, including advancements in research, technology and medication regimens;

•	assistance in setting realistic expectations for a patient’s therapy, including anticipated outcomes and side effects;

•	systems for inventory management and record keeping; and

•	assistance in coordinating treatments outside of the home / hospital setting.

We believe that these specialty pharmacy and disease management services benefit government and private payors by helping our patients avoid potentially costly episodes that can result from non-compliance with a prescribed care regimen. Improved patient compliance avoids costs for the payor by reducing the incidence of physician intervention, hospitalization and emergency room visits. Our staff works closely with patient care coordinators to routinely monitor the patient’s care regimen.

Information Systems and Prescription Automation Solutions

We use licensed information systems that allow patients and healthcare providers to manage and treat HIV/AIDS. We believe the transmission of electronic prescriptions reduces confusion and potential medication errors. Our electronic prescription transmittal software, EZrx, allows healthcare providers to view their patients’ prescription history and combine data on medications and dosages with the patients’ lab results. In addition, EZrx enables physicians to request new prescriptions and renewal prescriptions online, thereby saving physicians and their staff time that would otherwise be spent completing the necessary patient prescriptions.

We recently entered into a letter of intent with Oris Medical to be the exclusive licensee of Ground Zero Software’s LabTracker™ software system for HIV/AIDS. LabTracker™ enables physicians and healthcare providers to record, track, analyze and graph the outcomes of more than 250 possible HIV/AIDS treatment combinations. Lab Tracker™ also enables the healthcare providers to view, cross-reference and re-sort patient treatment information based on dozens of different patient demographics. LabTracker™ has the ability to show the correlation between laboratory results and the medications prescribed to a HIV/AIDS patient. Currently, healthcare providers that desire to use this feature are required to manually input prescription information. These reports contain more accurate, timely and comprehensive information about the interaction between a drug and the health of a HIV/AIDS patient. We believe this information allows healthcare providers to alter drug regimens as needed. If we are able to negotiate a definitive agreement with Oris Medical to be the exclusive licensee of LabTracker™, we expect that healthcare providers will be able to import prescription information electronically through the LabTracker™ software. We believe this capability, coupled with the features of LabTracker™, will significantly enhance our ability to attract and retain patients and to develop enhanced business relationships with healthcare providers. There is no assurance that we will be able to reach a definitive agreement with Oris Medical. See the discussion in Item 7 below under the heading “Risk Factors - Risks Related to Our Company.”

MARKETING

We market our services to healthcare providers and patients through advertising, and the activities of our sales team, which is experienced in HIV/AIDS. We provide our services under the trade name of MOMS Pharmacy.

We believe MOMS Pharmacy is a recognized brand-name within the HIV/AIDS community.  We have a website at www.momspharmacy.com to directly market our products to the HIV/AIDS community and service organizations, which contains educational material and information of interest for the community. We are providing the address of this internet website in this Report solely for informational purposes. We do not intend the internet address to be an active link, and the contents of the website are not a part of this Report.

SUPPLIERS AND PHARMACEUTICAL ARRANGEMENTS

We ensure the timely delivery of our approximately 1,000 branded and generic prescription medications by purchasing the medications we use to fill prescriptions from wholesale distributors. In 2003, we entered into a five-year agreement with AmerisourceBergen Corporation to provide us with the HIV/AIDS medications we sell, although we will continue to purchase some medications from other wholesalers and from manufacturers. As part of this agreement, we receive improved payment terms relative to the terms we could get from other pharmaceutical distributors. Pursuant to this agreement, we agreed to purchase certain minimum amounts in the future. The terms of our agreement with AmerisourceBergen and its impact on our financial results and condition are discussed below in Item 7 under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

We actively pursue relationships with pharmaceutical manufacturers and are currently negotiating partnerships with pharmaceutical companies. Historically, and in the future, these relationships are formed through partnering agreements, joint ventures and marketing agreements. We actively look to work with the manufacturers and marketers of the leading HIV/AIDS medications. These organizations have large marketing budgets and large sales teams. The HIV/AIDS sales teams at these pharmaceutical companies are actively making sales calls on the leading prescribers of HIV/AIDS medications. Often they have strong relationships and the ability to inform the physician about our products and services. We have agreed to provide Roche with detailed data and other information about our sales of Fuzeon® that assists Roche in better understanding its customers.

We have entered into a specialized services agreement with Roche Laboratories Inc. to receive product pricing discounts in exchange for providing blind patient data with respect to Fuzeon®, an injectable HIV medication manufactured by Roche. Roche has entered into a specialty agreement with only a limited number of pharmacies.

COMPETITION

Our industry is highly competitive, fragmented and undergoing consolidation, with many public and private companies focusing on different products or diseases. Each of our competitors provides a different mix of products and services than we do. Some of our current and potential competitors include:

•	specialty pharmacy distributors such as, Accredo Health, Inc., BioScrip, Inc., Curative Health Services, Inc., and Priority Healthcare Corp.;

•	pharmacy benefit management companies such as, Medco Health Solutions, Inc., ExpressScripts, Inc. and Caremark, Rx, Inc.;

•	specialty pharmacy divisions of national wholesale drug distributors;

•	hospital-based pharmacies;

•	retail pharmacies, such as CVS Corp. and Walgreen Co.;

•	manufacturers that sell their products both to distributors and directly to clinics and physician offices; and

•	hospital-based care centers and other alternate site healthcare providers.

Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies have greater name recognition and more established relationships with HIV/AIDS patients. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can.

THIRD PARTY REIMBURSEMENT COST CONTAINMENT AND LEGISLATION

As of January 1, 2004, Medicare adopted new reimbursement methodologies for covered prescription drugs, which reduced reimbursement for many drugs. In 2005, CMS changed the reimbursement methodology to be based on average sales price (ASP) rather than average wholesale price (AWP). Medicare will again change the reimbursement methodology in 2006 to be based on pricing established by competitive bid. Because only a small amount of our net sales are from patients reimbursed by Medicare, this change has not had a significant effect on us.

As of September 1, 2004 as part of the passage of the state of California budget, reimbursement rates for pharmacy services provided under Medi-Cal were reduced. Under the changed reimbursement rate, prescriptions are reimbursed at AWP less 17%, and the provider is paid a $7.00 dispensing fee. The previous reimbursement rate was AWP less 10% with a $4.30 dispensing fee. On September 28, 2004, California approved a three-year HIV/AIDS Pharmacy Pilot Program bill that funds an additional $9.50 fee per prescription for qualified HIV pharmacies that participate in the program. The payments are retroactive and applies to services rendered since September 1, 2004.

In New York, reimbursement rates for pharmacy services provided under Medicaid were reduced in September 2004. Under the changed reimbursement rate, prescriptions are reimbursed at the AWP less 12.75% plus a dispensing fee. The previous reimbursement rate was AWP less 12% plus a dispensing fee of $3.50 to $4.50. Approved specialized HIV pharmacies will continue to be reimbursed at AWP less 12% plus a dispensing fee. We believe we have been approved as a specialized HIV pharmacy qualifying for the more favorable reimbursement rate. The legislation authorizing the more favorable reimbursement rate is currently effective until March 31, 2006.

Cost containment initiatives are a primary trend in the United States health care industry. The increasing prevalence of managed care, centralized purchasing decisions, consolidation among and integration of healthcare providers and competition for patients has affected, and continues to affect, pricing, purchasing, and usage patterns in health care. Efforts by payors to eliminate, contain or reduce costs through coverage exclusions, lower reimbursement rates, greater claims scrutiny, closed provider panels, restrictions on required formularies, mandatory use of generics, limitations on payments in certain therapeutic drug categories, claim delays or denials and other similar measures could erode our profit margins or materially harm the results of our operations.

Some government and private payors may attempt to control costs further by selecting certain companies to be their exclusive providers of pharmaceutical benefits. If such arrangements were with our competitors, we would be unable to obtain reimbursement for purchases made by patients insured by such payors.

We derive a significant portion of our net sales from Medicaid and ADAP, both highly regulated government programs, subject to frequent changes and cost containment measures. Medicaid is a state program partly funded by the Federal government. In recent years, these programs have reduced reimbursement to providers. The Balanced Budget Act of 1997 increased state discretion over the administration of Medicaid programs and reduced spending levels for the Medicare and Medicaid programs. We expect continued financial pressure on these programs. Approximately 25 states have implemented “preferred drug list” programs, under which drugs would not appear on an approved and reimbursable Medicaid formulary unless the Medicaid programs receive discounts or other concessions. The drug industry has instituted litigation to halt these programs in some of these states, but the outcome of the litigation is unknown. If the states prevail in these lawsuits, then this could result in reductions in the reimbursement that we receive from Medicaid programs for our services and could materially and adversely affect our business, financial condition and results of operation. In addition, a number of state Medicaid programs have reduced their reimbursement rates in response to AWP prices published by First DataBank.

The impact of changes in reimbursement rates and programs and of cost containment initiatives generally on our financial results is discussed below in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GOVERNMENT REGULATION

Marketing, repackaging, dispensing, selling and purchasing drugs is highly regulated and regularly scrutinized by state and Federal government agencies for compliance with laws and regulations relating to the following topics, including, but not limited to:

•	the payment of inducements for patient referrals;

•	manufacturer calculated and reported AWP and ASP amounts;

•	restrictions on joint ventures and management agreements;

•	prohibition on referrals from physicians with whom we have a financial relationship;

•	professional licensure;

•	repackaging, storing and distributing prescription pharmaceuticals;

•	incentives to patients; and

•	product discounts.

The laws and regulations are very complex and generally broad in scope resulting in differing interpretations and a lack of consistent court decisions. Compliance with laws continue to be a significant operational requirement for us. We believe that we currently comply in all material respects, and intend to continue to comply, with all laws and regulations with respect to our operations and conduct of business. However, the application of complex standards to the detailed operation of our business always creates areas of uncertainty, and there can be no assurance that all of our business practices would be interpreted by the appropriate regulatory agency to be in compliance in all respects with the applicable requirements. Moreover, regulation of the health care industry is in a state of flux. Any failure or alleged failure to comply with applicable laws and regulations could have a material adverse effect on our operating results and financial condition.

In addition, we are unable to predict or determine the future course of federal, state and local regulation, legislation or enforcement or what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulation might have on us. We cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business or financial position. Consequently, any future change, interpretation or any violation (or alleged violation) of law and regulations could have a material adverse affect on our business, financial condition and results of operations. The following are particular areas of government regulation that apply to our business.

Federal Food, Drug, and Cosmetics Act. This law, as amended by the Prescription Drug Marketing Act, imposes requirements for the labeling, packaging and repackaging, dispensing and advertising of prescription medication; and also prohibits, among other things, the distribution of unapproved adulterated or misbranded drugs. To the extent that this law applies to us, we believe that we comply with a reasonable interpretation of the repackaging, labeling, compounding, documentation, record-keeping and storage requirements.

Federal Controlled Substances Act. This federal law contains pharmacy registration, packaging and labeling requirements, as well as record-keeping requirements related to a pharmacy’s inventory and its receipt and disposition of all controlled substances. Each state has also enacted similar legislation governing pharmacies’ handling of controlled substances. We maintain federal and state controlled substance registrations for each of our facilities where applicable, and follow procedures intended to comply with all such record keeping requirements.

Federal Mail Order Provisions. The United States Postal Service and the Federal Trade Commission regulate mail order sellers, requiring truth in advertising, a reasonable supply of drugs to fill orders, the consumer’s right to a refund if an order cannot be filled within 30 days, and in certain cases, child-resistant packaging. To the extent applicable, we believe we substantially comply with these requirements.

Pharmacy Drug Use Review Law. Federal law requires that states offering Medicaid prescription drug benefits implement a drug use review program. The program requires “before and after” drug use reviews and the use of certain approved compendia and peer-reviewed medical literature as the source of standards for such drug use reviews. States offering Medicaid prescription drug benefits must develop standards for pharmacy patient counseling and record-keeping. These standards apply as well to non-resident pharmacies. We believe our pharmacists monitor these requirements, provide the necessary patient counseling and maintain the appropriate records.

Anti-Kickback Laws. Being a health care business, we are subject to various laws that regulate our relationships with referral sources such as physicians, hospitals and other providers of health care services. Under the government payment programs for health care services (Medicare, Medicaid, etc.), the federal government enforces the federal statute that prohibits the offer, payment, solicitation or receipt of any remuneration to or from any person or entity, directly or indirectly, overtly or covertly, in cash or in kind to induce or exchange for: the referral of patients covered by the programs; or the purchasing, leasing, ordering, or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by the programs. Violations by individuals or entities are punishable by criminal fines, civil penalties, imprisonment or exclusion from participation in reimbursement programs, such as Medicare and Medicaid.

States also have similar laws proscribing kickbacks, some of which are not limited to services for which government-funded payment may be made. State laws (and their respective exceptions or safe harbors) vary and are subject to interpretations of courts or regulatory agencies.

Anti-kickback laws are very broad in scope and are subject to modifications and variable interpretations. In an effort to clarify the Federal anti-kickback law, the Department of Health and Human Services (DHHS) has adopted a set of “safe harbor” rules, which specify various payment practices that are protected from civil or criminal liability. Not all of our business arrangements and the services we provide may fit within these safe harbors. A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. Failure to satisfy the requirements of a safe harbor requires an analysis of whether the parties intend to violate the anti-kickback law. In the absence of an applicable safe harbor, a violation of the anti-kickback law may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases or induce the provision of a prescription drug reimbursable by a federal healthcare program such as Medicare or Medicaid. Anti-kickback laws have been cited as a partial basis, along with the state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with pharmaceutical marketing programs. We review our business practices regularly to comply with the federal anti-kickback law and similar state laws. We have a variety of relationships with referral sources such as physicians, clinics and hospitals. As we grow, we may pursue additional arrangements with such parties. Where applicable, we attempt to structure these relationships to fit into the appropriate safe harbor; however, it is not always possible to meet all requirements of a safe harbor. While we feel that our relationships comply with the anti-kickback laws, if we are found to violate any of these laws, we could suffer penalties, fines, or possible exclusion from participation in federal and state health care programs, which could reduce our net sales and profits.

Health Insurance Portability And Accountability Act of 1996 (HIPAA). Among other things, HIPAA broadened the scope of the DHHS Secretary’s power to impose civil monetary penalties on healthcare providers, and added an additional category to the list of individuals and entities who may be excluded from participating in any Federal health care program like Medicaid. HIPAA encourages the reporting of health care fraud by allowing reporting individuals to share in any recovery made by the government, and requires the DHHS Secretary to create new programs to control fraud and abuse and conduct investigations, audits and inspections. HIPAA also created new health care fraud crimes including expanding the coverage of previous laws by, among other things, to include:

•	knowingly and willfully attempting to defraud any health care benefit program (including government and private, commercial plans); and

•
knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false or fraudulent statements in connection with claims and payment for health care services by a health care benefit plan (including government and private, commercial plans).

We believe that our business arrangements and practices comply with these HIPAA provisions. However, a violation could subject us to penalties, fines, or possible exclusion from Medicare or Medicaid. Such sanctions could reduce our net sale or profits.

OIG Fraud Alerts and Advisory Opinions. The Office of Inspector General of DHHS periodically issues Fraud Alerts and Advisory Opinions identifying certain questionable arrangements and practices that it believes may implicate the Federal fraud and abuse laws. In a December 1994 Special Fraud Alert relating to “prescription drug marketing schemes,” the OIG stated that investigation may be warranted when a prescription drug marketing activity involves the provision of cash or other benefits to pharmacists in exchange for such pharmacists’ performance of marketing tasks in the course of their pharmacy practice, including, for example, sales-oriented “educational” or “counseling” contacts or physician and/or patient outreach where the value of the compensation is related to the business generated. We believe that we have structured our business arrangements to comply with federal fraud and abuse laws. However, if we are found to have violated any of these laws, we could suffer penalties, fines or possible exclusion from the Medicare, Medicaid or other government programs, which could adversely affect our operations.

State Unfair and Deceptive Trade Practices and Consumer Protection Laws. State laws regulating unfair and deceptive trade practices and consumer protection statutes have been used as bases for the investigations and multi-state settlements relating to pharmaceutical industry promotional drug programs in which pharmacists are provided incentives to encourage patients and/or physicians to switch from one prescription drug to another. We do not participate in any such programs. However, if we are ever characterized as having violated any of these laws, we could suffer penalties and fines, which could adversely affect our operations.  It should also be noted that a number of states involved in these consumer protection driven enforcement actions have requested that the FDA exercise greater regulatory oversight in the area of pharmaceutical promotion activities by pharmacists. It is not possible to determine whether the FDA will act in this regard or what effect, if any, FDA involvement would have on our operations.

The Stark Law. Federal law prohibits physicians from making a referral for certain health items or services if they, or their family members, have a financial relationship with the entity receiving the referral. No bill may be submitted in connection with a prohibited referral. Violations are punishable by civil monetary penalties upon both the person making the referral and the provider rendering the service. Such persons or entities are also subject to exclusion from federal health care programs, such as Medicaid. In 1995, the Centers for Medicare and Medicaid Services (CMS) published final regulations under the Stark Law which provide some guidance on interpretation of the scope and exceptions of the Stark Law as they apply to clinical laboratory services (Stark I). In addition, CMS released Phase I of the Stark final regulations which became effective, in large part on January 4, 2002, which covers additional health services, including outpatient prescription drugs and which describes the parameters of the statutory exceptions in more detail and sets forth additional exceptions for physician referrals and physician financial relationships. Phase II of the Stark Law final regulations became effective on July 26, 2004. Phase II clarifies portions of Phase I, addresses certain exceptions to the Stark Law not addressed in Phase I, and creates several new exceptions. As a result of Phase II’s comment period and the fact that Phase II did not address application of the Stark Law to Medicaid, CMS plans to release Phase III regulations at a future date. Another feature of the Phase II regulations is that they include new provisions relation to indirect ownership and indirect compensation relationships between physicians and entities offering designated health services. These provisions are complex and have not been interpreted by the courts. We believe we have structured our relationships with physicians to comply with these Phase II provisions.

Additionally, a number of states have enacted similar referral prohibitions, which may cover financial relationships between entities and health care practitioners other than physicians, as well. The Stark Law applies to our relationships with physicians and physician referrals for our products and services. We believe we have structured our relationships to comply with the Stark Law as well as the applicable state provisions similar to the Stark Law. However, if our practices are found to violate the Stark Law or a similar state prohibition, we may be subject to sanctions or be required to alter or discontinue some of our practices. This could reduce our net sales or profits.

Beneficiary Inducement Prohibition. The federal civil monetary penalty law prohibits the offering of remuneration or other inducements to beneficiaries of federal health care programs to influence the beneficiaries’ decision to seek specific governmentally reimbursable items or services, or to choose a particular provider. The federal civil monetary penalty law and its associated regulations exclude items provided to patients to promote the delivery of preventive care. However, permissible incentives do not include cash or cash equivalents. From time to time, we loan some items at no charge to our patients to assist them with adhering to their drug therapy regimen. Although these items are not expressly included on the list of excluded items set forth in the statute and regulations, we nevertheless believe that our provision of these items does not violate the civil monetary penalty law and regulations in part because we do not believe that providing these items is likely to influence patient choice of goods or services. A determination that we violated the statute or regulations, however, could result in sanctions that reduce our net sales or profits.

False Claims; Insurance Fraud Provisions. We are also subject to federal and state laws prohibiting individuals or entities from knowingly and willfully making claims for payment to Medicare, Medicaid, or other third-party payors that contain false or fraudulent information. These laws provide for both criminal and civil penalties, including being excluded from federal health care programs such as Medicaid, and being required to repay previously collected amounts. Healthcare providers who submit claims which they knew or should have known were false, fraudulent, or for items or services that were not provided as claimed, may be excluded from Medicaid, required to repay previously collected amounts, and subject to substantial civil monetary penalties.

Government Investigations. The government increasingly examines arrangements between healthcare providers and potential referral sources to ensure that they are not designed to exchange remuneration for patient care referrals. Investigators are increasingly willing to look behind formalities of business transactions to determine the underlying purpose of payments. Enforcement actions have increased over the years and are highly publicized. The OIG, in its Fiscal Year 2002 Work Plan, identified “pharmaceutical fraud” as one of its “special focus areas.” In the OIG’s Fiscal Year 2003, 2004, 2005 Work Plans, “pharmaceutical fraud” was identified as an “investigative focus area.” To our knowledge, we are not currently the subject of any investigation. Any future investigation may cause publicity that would cause potential patients to avoid us, reducing potential net sales and profits.

In addition to investigations and enforcement actions initiated by government agencies, we could be the subject of an action brought under the Federal False Claims Act by a private individual (such as a former employee, a customer or a competitor) on behalf of the government. Actions under the Federal False Claims Act, commonly known as “whistleblower” lawsuits, are generally filed under seal to allow the government adequate time to investigate and determine whether it will intervene in the action, and defendant healthcare providers are often without knowledge of such actions until the government has completed its investigation and the seal is lifted.

Privacy and Confidentiality; Electronic Transactions and Security. Many of our activities involve the receipt or use of confidential health information, including the transfer of the confidential information to a third-party payor program, such as Medicaid. Federal and state laws protect the confidentiality of such records and health information. Pursuant to the privacy provisions of HIPAA, DHHS promulgated regulations, that had a compliance deadline of April 14, 2003 and that impose extensive requirements on the way in which healthcare providers, health plans and their business associates use and disclose protected health information. This final rule gives individuals significant rights to understand and control how their protected health information is used and disclosed. Direct providers, such as a pharmacy, must obtain an acknowledgement from their patients that the patient has received the pharmacy’s Notice of Privacy Practices. For most uses and disclosures of protected health information that do not involve treatment, payment or health care operations, the rule requires that all providers and health plans obtain a valid individual authorization. In most cases, use or disclosure of protected health information must be limited to the minimum amount necessary to achieve the purpose of the use or disclosure. Standards are provided for removing all individually identifiable health information in order to produce de-identified data that may be transferred without obtaining the patient’s authorization. Sanctions for failing to comply with the privacy standards issued pursuant to HIPAA include criminal penalties and civil sanctions.

In addition to the federal health information privacy regulations described above, most states have enacted confidentiality laws that limit the disclosure of confidential medical information. The final privacy rule under HIPAA does not preempt state laws regarding health information privacy that are more restrictive than HIPAA. The failure to comply with these federal and state provisions could result in the imposition of administrative or criminal sanctions.

On October 16, 2002 (which was extended to October 16, 2003 for those providers who submitted a “plan” describing how they will come into compliance) all healthcare providers who transmit certain health claims transactions electronically were required to comply with the HIPAA final regulations establishing transaction standards and code sets.

In addition, pursuant to HIPAA, in February 2003, DHHS issued regulations pursuant to HIPAA that govern the security of protected health information that is maintained or transmitted electronically. The compliance date for these regulations is April 21, 2005. The regulations impose additional administrative burdens on healthcare providers, such as pharmacies, relating to the storage and utilization of, and access to, health information. These HIPAA security regulations may require that we invest significant capital in upgrading information systems hardware, software and procedures.

Laws governing Medicare, Medicaid, the Civilian Health and Medical Program of the Uniformed Services, or CHAMPUS, and other government programs may change, and various administrative rulings, interpretations and determinations may make compliance difficult. Any changes may materially increase or decrease program payments or the cost of providing services. Final determinations of government program reimbursement often require years, because of audits, providers’ right of appeal and numerous technical requirements. We believe we make adequate provision for adjustments. However, future reductions in reimbursement could reduce our net sales and profits.

Medicare Prescription Drug Benefit. In the past, Medicare covered only a limited number of outpatient prescription drugs. In December 2003, the Medicare Prescription Drug Modernization Act, which includes a new Medicare Part D prescription drug benefit, was passed. Final regulations implementing the law providing broader coverage for outpatient prescription drugs will become effective on January 1, 2006. Because only a small number of our patients are covered by Medicare and we expect to stop servicing Medicare patients in the first quarter of 2005, this change should not have any significant effect on us.

Reform. The U.S. health care industry continues to undergo significant change. Future changes in the nature of the health system could reduce our net sales and profits. We cannot provide any assurance as to the ultimate content, timing or effect of any health care reform legislation, nor is it possible at this time to estimate the impact of potential legislation, which may be material, on us. Further, although we exercise care in structuring our operations to comply in all material respects with the laws and regulations summarized in this Government Regulation section, we can not assure you that (i) government officials charged with responsibility for enforcing such future laws will not assert that we or certain transactions in which we are involved are in violation thereof, and (ii) such future laws will ultimately be interpreted by the courts in a manner consistent with our interpretation. Therefore, it is possible that future legislation and regulation and the interpretation thereof could have a material adverse effect on us.

State Regulation of The Practice of Pharmacy

We are licensed to do business as a pharmacy in each state in which we operate a dispensing pharmacy. Many of the states into which we deliver prescription medications have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located.

However, various states have enacted laws and adopted regulations requiring, among other things, compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located. To the extent that such laws or regulations are found to be applicable to our operations, and that such laws of other states where our pharmacies dispense medications are more stringent than those of the states in which our pharmacies are located, we would be required to comply with them. In addition, to the extent that any of these laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to us, they could have a harmful effect on our prescription mail service operations.

Some federal and state pharmacy associations and some boards of pharmacy have attempted to develop laws or regulations restricting the activity of out-of-state pharmacies.

Pharmacists must obtain state licenses to dispense medications. Our pharmacists are licensed in those states where their activity requires it. Pharmacists must also comply with professional practice rules. We monitor our pharmacists’ practices for compliance with such state laws and rules. We do not believe that the activities undertaken by our pharmacists violate rules governing the practice of pharmacy or medicine. In an effort to combat fraud, New York State recently enacted emergency regulations requiring the use of an official New York State prescription for all prescribing done in-state. The emergency regulations are expected to become permanent.

Licensing and Registration

We are licensed as an in-state pharmacy in New York, California, Texas and Florida. We satisfy the criteria to deliver prescription to patients in other states that require us to be licensed as an out-of-state pharmacy. We believe that we substantially comply with all state licensing laws applicable to our business.

Laws enforced by the federal Drug Enforcement Administration, as well as some similar state agencies, require our pharmacy locations to individually register in order to handle controlled substances, including prescription drugs. A separate registration is required at each principal place of business where the applicant manufactures, distributes, or dispenses controlled substances. Federal and state laws require that we follow specific labeling and record-keeping requirements for controlled substances. We maintain federal and state controlled substance registrations for each of our facilities that require it, and follow procedures intended to comply with all such record-keeping requirements.

Pharmacists. Pharmacists must obtain state licenses to dispense drugs. Our pharmacists are licensed in those states where their activity requires it. Pharmacists must also comply with professional practice rules. We monitor our pharmacists’ practices for compliance with such state laws and rules. We do not believe that the activities undertaken by our pharmacists violate rules governing the practice of pharmacy or medicine.

Pharmacy Counseling. Federal law requires that states offering Medicaid prescription drug benefits implement a drug use review program. The program requires “before and after” drug use reviews, the use of predetermined standards, and patient education. Its purpose is to improve the quality of care by ensuring drug prescriptions are medically necessary, and not likely to cause adverse effects. Participating states must develop standards for pharmacy counseling. These standards apply as well to non-resident pharmacies like us. We believe our pharmacists monitor these requirements and provide necessary counseling.

Federal Mail Order. Federal law imposes standards for:

•	the labeling, packaging and repackaging, advertising and adulteration of prescription drugs; and

•	the dispensing of controlled substances and prescription drugs.

The Federal Trade Commission and the United States Postal Service regulate mail order drug sellers. The law requires truth in advertising, a reasonable supply of drugs to fill orders, and a right to a refund if an order cannot be filled within thirty days. To the extent applicable, we believe that we substantially comply with all of these requirements.

Prescription Drug Marketing Act. This federal law exempts many drug and medical devices from federal labeling and packaging requirements, as long as they are not adulterated or misbranded and were prescribed by a physician. The law also prohibits the sale, purchase or trade of drug samples that are not intended for sale or intended to promote the sale of the drug. Records must be kept of drug sample distribution, and proper storage and maintenance methods used. To the extent that this law applies to us, we believe that it complies with the documentation, record keeping and storage requirements.

Liability Insurances. Providing health care services and products entails an inherent risk of liability. In recent years, participants in the health care industry have become subject to an increasing number of lawsuits, many of which involve large claims and significant defense costs. The company may from time to time be subject to such suits as a result of the nature of its business. We maintain general liability insurance, including professional and product liability, in an amount deemed adequate by its management. There can be no assurance, however, that claims in excess of, or beyond the scope of, its insurance coverage will not arise. In addition, the company’s insurance policies must be renewed annually. Although, we have not experienced difficulty in obtaining insurance coverage in the past, there can be no assurance that it will be able to do so in the future on acceptable terms or at all.

EMPLOYEES

As of March 25, 2005, we had 125 full-time employees and 15 part-time employees, all of whom were engaged in management, sales, marketing, pharmacy services, customer service, administration or finance. None of our employees are covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage and consider our employee relations to be good.

ITEM 2. PROPERTY

Our principal executive offices and our New York pharmacy are located in approximately 8,215 square feet of space in Melville, New York, which we have leased through June 30, 2009. We also lease space for our regional pharmacy operations in the following locations:

Location	Principal Use	Square Footage	Property Interest
Melville, NY	Pharmacy and Executive Offices	8,215	Leased - expiring August 31, 2009
Austin, TX	Pharmacy	3,600	Leased - expiring June 30, 2005
Miami, FL	Pharmacy	2,700	Leased - expiring September 30, 2005
Torrance, CA	Pharmacy	7,876	Leased - expiring December 31, 2005

At this time, we believe we have adequate space for our current operations. We plan on renewing our leases prior to expiration or moving to a comparable space at a comparable price.

In January 2005, we acquired facilities in Van Nuys and San Diego, California in connection with our acquisition of North American Home Health Supply, Inc. In February 2005, we acquired facilities in San Francisco, California and Seattle, Washington in connection with our acquisition of Specialty Pharmacies, Inc. We plan to continue operations out of these locations.

In March 2005, we decided to cease our operations in Texas and are in the process of closing our pharmacy in Austin, Texas. We hope to cease these operations by June 30, 2005 and do not plan to renew our lease for this property. Our plans to discontinue our Texas operations are described in more detail in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 3. LEGAL PROCEEDINGS

New Jersey Medicaid Audit. During the first quarter of 2003, Medicaid commenced a review of our billing practices in New Jersey. In particular, Medicaid reviewed whether we followed the appropriate procedures and whether we obtained the requisite patient consents at the time of delivery. During 2003, we accrued an estimated cost of $200,000 for the New Jersey Medicaid Audit. In April 2004, we entered into a settlement agreement with Medicaid of New Jersey for $200,000. We do not anticipate any additional expense related to this audit. In July 2004, we were granted a license to bill New Jersey Medicaid from New York, as a result we will no longer serve New Jersey Medicaid patients from Texas.

New York Medicaid Audit. In May 2004, we were notified that MOMS Pharmacy, Inc., our wholly-owned subsidiary and a New York corporation, is the subject of an audit and review being conducted by the New York State Department of Health. As part of the audit, the Department withheld payment of certain Medicaid claims we had submitted. The Department refunded $800,000 of the $920,000 which it initially withheld, but it may conclude that we are subject to certain financial penalties and fines, in which case some or all of the payments withheld ultimately may not be paid to us.

In addition to the matters noted above, we are involved from time to time in legal actions arising in the ordinary course of our business. We currently have no pending or threatened litigation that we believe will result in an outcome that would materially affect our business. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

None of our securities are listed on any exchange, nor are our securities traded in any market. We are unable to provide any information as to if and when our securities will be publicly traded. As of March 25, 2005, there were approximately 126 holders of record of our common stock.

DIVIDEND POLICY

We have never paid cash dividends on our capital stock and have no intention of paying any cash dividends in the foreseeable future. Payments of future dividends, if any, will be at the discretion of our Board of Directors, after taking into account such factors as it considers relevant, including our financial condition, the performance of our business, the perceived benefits to our company and our stockholders of reinvesting earnings, anticipated cash needs of our business, the tax consequences of retained earnings and the tax consequences to our company and our stockholders of making dividend payments. If any dividend payment is made on our common stock, then holders of our outstanding shares of preferred stock are entitled to participate in such payment as if they had converted their shares into common stock.

UNREGISTERED SALES

There were no unregistered sales of our common stock during the fiscal year ended December 31, 2004. During 2004, we completed unregistered sales of two new classes of our preferred stock, both of which are convertible into shares of our common stock.

In April and May 2004, we raised an aggregate of $8,806,958 through the issuance of 1,491,828 shares of our Series D convertible preferred stock at $6.00 per share in private placements with several investors. The terms and rights of the Series D convertible preferred shares are set forth in our Certificate of Designation of Series D Preferred Stock. There will be no dividends payable on these shares unless our Board of Directors, in its sole discretion, declares a dividend with respect to the common stock. In the event of any liquidation, the Series D convertible preferred shares shall share on a pari passu basis in liquidation with the Series A, B and C preferred stock outstanding. In conjunction with the offering and for services rendered, we issued 24,000 shares of Series D preferred stock to a placement agent, issued warrants to purchase 114,759 shares of common stock with an exercise price of $6.00 per share to placement agents and paid fees of $746,383. We used the proceeds of the offering to repay notes held by the previous owners of MME and to repay a revolving credit line. The Series D convertible preferred stock was sold pursuant to Regulation D of the Securities Act of 1933.

In December 2004, we raised an aggregate of $4,150,081 through the issuance of 664,013 shares of our Series E convertible preferred stock at $6.25 per share in private placements with several investors. The terms and rights of the Series E convertible preferred shares are set forth in our Certificate of Designation of Series E Preferred Stock. There will be no dividends payable on these shares unless our Board of Directors, in its sole discretion, declares a dividend with respect to the common stock. In the event of any liquidation, the Series E convertible preferred stock shall share on a pari passu basis in liquidation with the Series A, B, C and D preferred stock outstanding. The holders of the Series E convertible preferred stock may, at their option and from time to time, convert their shares of Series E stock into our common stock. In conjunction with the offering and for services rendered, we issued five-year warrants to purchase 51,201 shares of common stock with an exercise price of $6.25 per share to placement agents and paid fees of $320,006. We used the proceeds of this offering to finance our acquisition of Specialty Pharmacies. The Series E convertible preferred stock was sold pursuant to an exemption from registration under Rule 506 of the Securities Act of 1933 (and similar exemptions from registration under applicable state securities laws).

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning compensation plans under which our equity securities are authorized for issuance:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,667,750	(1)	$3.03	882,250
Equity compensation plans not approved by security holders	1,162,387	(2)	4.38	—
TOTAL	2,830,137		$3.58	882,250

(1)	Includes options granted pursuant to our 1998 Stock Option Plan and 2002 Stock Option Plan.
(2)
Includes warrants granted to individuals and corporations as consideration for services provided within the meaning of Statement of Financial Accounting Standards No. 123 and for purchase consideration for acquisitions. The warrants were granted by us upon authorization of our Board of Directors and were not issued pursuant to a single equity compensation plan that exists to grant warrants in exchange for goods and services. The terms of the warrants vary from grant to grant.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements and the Notes thereto included elsewhere in this Report. The selected financial data as of and for the fiscal years ended December 31 2000, 2001, 2002, 2003 and 2004 have been derived from our audited financial statements. The information set forth below is not necessarily indicative of the results of future operations.

	Years Ended December 31,
(in thousands, except per share)	2000	2001	2002	2003	2004
Statement of Operations Data:
Net Sales	$9,168	$16,236	$27,457	$48,223	$64,606
Cost of Sales	7,659	13,705	23,272	41,970	57,092
Gross Profit	1,509	2,531	4,185	6,253	7,514
Operating Expenses
Selling, general and Administrative Expenses	2,416	3,919	4,756	8,744	9,891
Operating Loss	(907)	(1,388)	(571)	(2,491)	(2,377)
Other Income (Expense)
Interest Expense	(307)	(157)	(104)	(244)	(227)
Costs of Withdrawn Public Offering and Other	0	0	(479)	0	0
Legal Settlement (Expense) Income	0	0	150	(200)	0
Other Income (Expense)	73	445	0	0	0
Loss Before Income Taxes	(1,141)	(1,100)	(1,004)	(2,935)	(2,604)
Provision (Benefit) for Taxes	(130)	14	35	20	76
Net Loss from Continuing Operations	(1,011)	(1,114)	(1,039)	(2,955)	(2,680)
Discontinued Operations	260	0	0	0	0
Net Loss	($751)	($1,114)	($1,039)	($2,955)	($2,680)
Basic and Diluted Loss Per Common Share	($0.24)	($0.36)	($0.34)	($0.95)	($0.86)
Basic and Diluted Weighted Average of Common Shares Outstanding	3,097	3,100	3,100	3,100	3,100
Cash Dividends Declared on Common Stock	$0	$0	$0	$0	$0

Balance Sheet Data:
Cash and Cash Equivalents	$728	$1,559	$213	$641	$6,980
Working Capital	$845	$912	$(261)	$(1,884)	$4,848
Total Assets	$2,071	$4,709	$4,622	$12,415	$19,996
Total Long Term Liabilities	$1,500	$1,720	$1,860	$3,019	$215
Total Stockholders’ Equity (Deficit)	$(588)	$295	$(744)	$2,393	$11,514

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with “Financial Data” and our Financial Statements and Notes thereto, which appear in Item 8 of this Report.

OVERVIEW

We are a national provider of specialty pharmacy and disease management services focused on HIV/AIDS patients. We work closely with patients, healthcare providers such as physicians, nurses, clinics and AIDS Service Organizations, or ASOs, and with government and private payors to improve clinical outcomes and reduce treatment costs for our patients. We sell HIV/AIDS and ancillary medications, and nutritional supplies under our trade name MOMS Pharmacy. The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing below in Item 8 of this Report.

We operate our business as a single segment configured to serve key geographic areas most efficiently. As of March 25, 2005, we operated seven distributions centers that are located strategically in California (3 separate locations), New York, Texas, Florida and Washington to serve major metropolitan areas in which high concentrations of HIV/AIDS patients reside. In discussing our results of operations, we address changes in the net sales contributed by each of these distribution centers because we believe this provides a meaningful indication of the historical performance of our business.

The key components of our financial results are our sales, our gross profit and our operating expenses.

Sales. We sell HIV/AIDS prescription and ancillary medications, and nutritional supplies. In 2004, approximately 88% of our net sales came from payments from Medicaid and ADAP. These are both highly regulated government programs that are subject to frequent changes and cost containment measures. We continually monitor changes in reimbursement for HIV/AIDS medications. We currently qualify under Medicaid initiatives in California for a special HIV/AIDS pilot program and believe we qualify for a Medicaid HIV/AIDS reimbursement initiative in New York. These initiatives provide us with additional reimbursement amounts. There can be no assurance that the California or New York legislators will not change these programs in a manner adverse to us, fail to renew these programs or terminate these programs early.

Gross Profit. Our gross profit reflects net sales less the cost of goods sold. Cost of goods sold is the cost of pharmaceutical products we purchase from wholesalers, and is primarily dependent on contract pricing with our main wholesaler, AmerisourceBergen. The amount that we are reimbursed by government and private payors has generally increased as the price of the pharmaceuticals we purchase has increased. However, as a result of cost containment initiatives prevalent in the healthcare industry, private and government payors have reduced reimbursement rates, which prevents us from recovering the full amount of any price increases. For this reason, our gross margin (which is gross profit as a percentage of net sales) has declined from 15.2% in 2002 to 13.0% in 2003 to approximately 11.6% in 2004.

Operating Expenses. Our operating expenses are made up of both variable and fixed costs. Variable costs increase as net sales increase. Our principal variable costs are labor and delivery. Fixed costs do not vary directly with changes in net sales. Our principal fixed costs are facilities and equipment and insurance. As we grow, subject to constraints such as facility size, we do not expect to increase fixed costs as the result of increased volume. In addition, we believe that as we increase the efficiency of our operations we will be able to decrease our variable costs relative to net sales.

Growth of Our Business. We have expanded our business by acquiring other specialty pharmacies and expanding our existing business. Since the beginning of 2003, we have acquired three specialty pharmacies in California. The acquisition we completed in 2003 contributed approximately $14 million of the $21 million increase in our net sales in 2003, as compared to 2002. The two businesses we acquired in the first quarter of 2005 had aggregate annual net sales of approximately $49 million in 2004, as compared to our 2004 net sales of $64 million. Our internal growth comes from increasing the number of patients we serve. In addition, we have experienced increases in net sales due to increases in the number and cost of prescriptions that are purchased by each patient. Prior to our acquisitions in California, we operated distribution facilities in New York, Florida and Texas. As discussed above, we decided to cease our Texas operations in March 2005. We began operating in Florida in 2002, and while our Florida operations continue to grow, they remain a relatively small part of our business.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies affect the amount of income and expense we record in each period as well as the value of our assets and liabilities and our disclosures regarding contingent assets and liabilities. In applying these critical accounting policies, we must make estimates and assumptions to prepare our financial statements that, if made differently, could have a positive or negative effect on our financial results. We believe that our estimates and assumptions are both reasonable and appropriate, in light of applicable accounting rules. However, estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could differ materially from estimates.

Management believes that the following accounting policies represent “critical accounting policies,” which the SEC defines as those that are most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often because management must make estimates about uncertain and changing matters. We discuss these and other significant accounting policies related to our continuing operations in Note 3 of the notes to our consolidated financial statements included in Item 8 of this Report.

Revenue Recognition. Net sales refer to our sales of medications and nutritional supplements to patients and are reported net of the amount billed to patients, government and private payors and others in the period when delivery to our patients is completed. Any customer can initiate the filling of prescriptions by having a doctor call in prescriptions to our pharmacists, faxing over a prescription, or mailing prescriptions to one of our facilities. Once we have verified that the prescriptions are valid and have received authorization from a customer’s insurance company, the pharmacist then fills the prescriptions and ships the medications to the customers through our outside delivery service, an express courier service, or postal mail.

Allowance for Doubtful Accounts. We are reimbursed for the medications we sell by government and private payors. The net sales and related accounts receivable are recorded net of payor contractual discounts to reflect the estimated net billable amounts for the products delivered. We estimate the allowance for contractual discounts on a payor-specific basis, given our experience or interpretation of the contract terms if applicable. However, the reimbursement rates are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating our continual review and assessment of the estimation process. While management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter-end and that we have made adequate provision for uncollectible accounts based on all available information, no assurance can be given as to the level of future provisions for uncollectible accounts, or how they will compare to the levels experienced in the past.

Intangible Asset Impairment. In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If we determine that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, a historic or anticipated decline in net sales or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset, and a material decrease in the fair value of some or all of the assets. Changes in strategy and/or market conditions could significantly impact these assumptions, and thus we may be required to record impairment charges for these assets. We adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) effective January 1, 2002, and the adoption of the Statement had no impact on our consolidated financial position or results of operations.

Goodwill and Other Intangible Assets. In accordance with Statement of Financial Accounting Standard (“FAS”) No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets associated with acquisitions that are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Such impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present value technique, such as estimates of future cash flows. We assess the potential impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an interim impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	Significant negative industry or economic trends.

If we determine through the impairment review process that goodwill has been impaired, we record an impairment charge in our consolidated statement of income. Based on our 2004 impairment review process, we have not recorded any impairments during the year ended December 31, 2004.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We describe recent accounting pronouncements applicable to us at Item 8 of this Report under Note 3 to our consolidated financial statements.

RESULTS OF OPERATIONS

Years Ended December 31, 2004 and 2003

Net Sales. Net sales in 2004 increased to $64,605,721 from $48,222,993 in 2003, an increase of 34.0%. The following table sets forth the net sales for each of our distribution centers in 2004 and 2003:

	Years ended December 31,
	2004	2003
Distribution Center	Net Sales	Net Sales
New York	$36,507,850	$27,808,291
California (1)	$21,803,119	$13,767,864
Texas	$4,525,719	$5,720,436
Florida	$1,769,033	$926,402

Total	$64,605,721	$48,222,993

(1) California operations were acquired in May 2003.

Our net sales growth in New York and Florida was due primarily to an increase in the number of prescriptions filled from our existing facilities. Net sales in New York increased by $8,699,561 for the year ended December 31, 2004, as compared to the same period in 2003. Net sales in Florida increased by $842,631 for the year ended December 31, 2004, as compared to the same period in 2003. Net sales in California increased by $8,035,255 for the year ended December 31, 2004 as compared to 2003, primarily because we operated in California for all of 2004, as compared to just eight months in 2003 (as we acquired our initial California operation in May 2003), due to improved operations and an increase in the number of prescriptions we filled in California. Net sales in Texas decreased by $1,194,717 as compared with the same period in 2003, due to discontinuation of service to patients that moved to other pharmacies.

Our net sales increase in 2004 was partially offset by reductions in reimbursement rates in California and New York for the last four months of the year. However, we have qualified for a pilot program in California and we believe we qualify for additional reimbursement in New York for specialized HIV pharmacies, as discussed above in Item 1 under the heading “Third Party Reimbursement Cost Containment and Legislation.” The payments anticipated from California and New York are expected to be retroactive for services rendered since September 1, 2004, but no amounts will be recognized as sales until they are actually received.

Gross Profit. Gross profit increased to $7,514,046 in 2004 from $6,253,487 in 2003, but our gross margin declined to 11.6% from 13.0%. Our gross profit increased primarily due to an increase in net sales. Our gross margin declined primarily due to a reduction in reimbursement rates by Medicaid and Medi-Cal, as discussed above in Item 1 under the heading “Third Party Reimbursement Cost Containment and Legislation.”

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9,891,461 in 2004 from $8,744,127 in 2003, but as a percentage of net sales they declined to 15.3% from 18.1%. The decrease as a percentage of net sales was primarily due to a reduction in labor costs as a percentage of sales, staff reductions in California, decreases in bad debt expense and a decrease in professional fees.

The main components of the increase in selling, general and administrative expenses of $1,147,334 for the year ended December 31, 2004 as compared to the same period in 2003 consisted of the following:

Components of Selling, General and Administrative Expense	Change ($)
Labor costs	$467,000
Shipping (associated with acquisition of MME)	266,000
Insurance costs (commercial, employee medical and workers compensation)	157,000
Rent, repair and maintenance (resulting from acquisition of MME and our move to our facility in Melville, NY)	153,000
Travel expenses	93,000
Legal and settlement expenses related to New York Medicaid audit	132,000

Operating Loss. Operating loss declined to $2,377,415 in 2004 from $2,690,640 in 2003, which represents 3.7% and 5.6% of net sales, respectively. The decline in operating loss (both in absolute dollars and as a percentage of sales) reflects the effect of a greater increase in sales (up 34.0% in 2004 from 2003 excluding the legal settlement in 2003 associated with a New Jersey Medicaid audit) than in operating expenses (up 13.1% in 2004 from 2003 excluding the legal settlement in 2003 associated with a New Jersey Medicaid audit), partially offset by the decline in our gross margin, as discussed above.

Other Income (Expense). Other income (expense) decreased to an expense to $226,531 in 2004 from $243,882 in 2003. For the year ended December 31, 2004, other income (expense) is comprised of interest expense of $226,531. For the year ended December 31, 2003, other income (expense) included interest expense of $243,882. The decline in interest expense to $226,531 in 2004 from 2003 reflected lower outstanding borrowing balances in 2004. As discussed below in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” we substantially increased our borrowings in the first quarter of 2005 to fund a portion of the purchase price of the two businesses that we acquired. Consequently, interest expense is likely to be substantially higher in 2005 than it was in 2004.

Provision for Taxes. We recorded a tax provision for $76,202 in 2004, as compared to a tax provision of $19,646 for the comparable period in the prior year. The provision for taxes relates primarily to state franchise tax payments due to the state of Delaware, which increased due to an increase in the number of shares of our capital stock outstanding as a result of the completion of an offering in 2004 of our Series D and Series E convertible preferred stock. Because we operated at a loss in 2004 and 2003, we did not pay any income taxes and, thus, did not record any amount for income taxes owed.

Years Ended December 31, 2003 and 2002

Net Sales. Net sales for the year ended December 31, 2003 increased to $48,222,993 from $27,457,438 for the year ended December 31, 2002, an increase of 75.63%. The following table sets forth the net sales for each of our distribution centers in 2002 and 2003:

	Years ended December 31,
	2003	2002
Distribution Center	Net Sales	Net Sales
New York	$27,808,291	$21,416,134
California (1)	$13,767,864	—
Texas	$5,720,436	$6,016,072
Florida	$926,402	$25,232

Total	$48,222,993	$27,457,438

(1) California operations were acquired in May 2003.

Our May 2003 acquisition of Medicine Made Easy, or MME, significantly increased our net sales in 2003, as compared to 2002. The MME acquisition is discussed above in Item 1 under the heading “Business Overview.” Prior to May 2003, we did not have any operations in California. Excluding California, our net sales increased by 25.5% in 2003 from 2002. Our net sales in New York and Florida increased in 2003 as compared to 2002 as a result of growth in the number of patients served and prescriptions filled from our existing facilities. In addition, we did not begin to operate in Florida until December 2002, so the increase in sales in Florida in 2003 from 2002 also reflects the fact that we operated in Florida for all of 2003, as compared to just one month in 2002. In 2003, net sales in Texas decreased by approximately $296,000 as compared with the same period in 2002. This decline resulted primarily from our decision to restrict service to New Jersey patients during a New Jersey Medicaid audit, which negatively affected our Texas operations. In 2004, we began to service our New Jersey patients from our New York facility.

Gross Profit. Gross profit increased to $6,253,487 in 2003 from $4,185,502 in 2002, but our gross margin declined to 13.0% from 15.2% of net sales, respectively. Our gross margin for the year ended December 31, 2003 decreased by approximately 2.3% as compared with gross margins for the year ended December 31, 2002, because of a 2% prescription reimbursement rate decrease by New York Medicaid and ADAP in July 2003, and because we devoted more of our efforts to servicing the HIV/AIDS market (as compared to other markets that included payors with higher reimbursement rates).

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $8,744,127 in 2003 from $4,756,037 in 2002, and as a percentage of net sales they increased to 18.1% from 17.3%. The increase as a percentage of net sales was primarily due to the impact of the May 2003 acquisition of MME, which operated at a loss in 2003, as well as the effect of a full year of operations in Florida in 2003, as compared to one month in 2002.

The main components of the increase in selling, general and administrative expenses of $3,988,090 for the year ended December 31, 2003 as compared to the same period in 2002 consisted of the following:

Components of Selling, General and Administrative Expense	Change ($)
Labor costs	$1,470,000
General operating expenses (related to MME acquisition)	819,000
Depreciation and amortization (related to MME acquisition)	275,000
Clinical, administrative and sales personnel costs (FL and NY)	153,000
Professional fees (primarily related to NJ audit, HIPAA compliance and consulting expenses)	569,000
Bad debt expense	188,000
Shipping costs	138,000
Insurance	133,000

Operating Loss. Operating loss increased to $2,690,640 in 2003 from $420,535 in 2002, which represents 5.6% and 1.5% of net sales, respectively. The increase in operating loss (both in absolute dollars and as a percentage of net sales) reflects primarily the effect of additional expenses relating to the MME operations that we acquired in 2003 which contributed approximately $894,000 in operating loss for the eight months that we owned that business in 2003, as well as the negative impact on our gross margin of a 2% prescription reimbursement rate decrease by New York Medicaid and ADAP in July 2003. Additionally this change resulted from a legal settlement expense of $200,000 in 2003 relating to a New Jersey Medicaid audit. In 2002 the Company benefited from income of $150,000 relating to a legal settlement with New Geri Care of Brooklyn. The settlement represented the amount New Geri Care of Brooklyn failed to pay for inventory it acquired in connection with the purchase of certain assets from us in September 2001.

Other Income (Expense). Other income (expense) decreased to $243,882 in 2003 from expense of $583,223 in 2002. For the year ended December 31, 2003, other income (expense) is comprised of interest expense of $243,882. The increase in interest expense is primarily attributable to our increased short-term borrowing from our revolving credit facility and interest on the secured promissory notes that we issued to the sellers of MME.

For the year ended December 31, 2002, we had substantially lower interest expense of $104,358 (due to lower outstanding borrowings).  In December 2002, we ceased efforts to complete a public offering of our common stock and as a result, we wrote off $413,757 of deferred offering costs relating to the terminated offering. In addition, we wrote off $65,108 of expenses related to acquisitions that were not consummated.

Provision for Taxes. For the year ended December 31, 2003, we recorded a tax provision for $19,646, as compared to a tax provision of $35,002 for the comparable period in the prior year. The provision for taxes relates primarily to franchise tax payments, which increased due to increased shares in our capital stock outstanding as a result of the sales in 2003 of our Series C convertible preferred stock. Because we operated at a loss in 2003 and 2002, we did not pay any taxes and, thus, did not record any amount for taxes owed.

LIQUIDITY AND CAPITAL RESOURCES

Our business has operated at a loss historically. As a result, we have required third-party financing to fund our losses, as well as our capital requirements and our acquisitions. We have not historically had substantial capital expenditures. We have secured third-party financing through periodic sales of shares of our convertible preferred stock, as well as from available bank borrowings. There is no assurance that in the future we will be able to secure additional third-party financing on favorable terms or at all. If we are unable to secure necessary third-party financing, or if the terms of such financing are unfavorable, our business and our financial condition would be materially and adversely affected. See the discussion below under the heading “Risk Factors — Risks Related to Our Company.”

We believe that we have adequate cash on hand and available from our bank lines to fund any operating losses and satisfy our debt repayment obligations we might incur if our business does not perform as we expect over the next 12 months.

Operating Requirements

We have historically funded our operating requirements through the issuance of shares of our convertible preferred stock and bank borrowings. We require cash to purchase the medications that we need to fill prescriptions. Our wholesalers require payment within 31 days of delivery of the medications to us. We are reimbursed by third-party payors, on average, within 30 days after a prescription is filled and a claim is submitted in the appropriate format. Our operations used $2,396,121 of cash in 2004, which was a slight decline from 2003, when our operations used $2,694,845 of cash. The change reflects primarily our lower operating loss in 2004, as well as the impact of increases in working capital. In September 2003, we began to purchase our medications primarily from AmerisourceBergen under a new wholesaling contract, which had significantly more favorable payment terms than we had been able to secure previously from our wholesalers. In 2002, our operations used $442,111 of cash. In 2002, we had a substantially smaller business that required less cash to operate.

The credit terms that we receive from our suppliers significantly impacts our liquidity. The five-year purchase agreement that we signed with AmerisourceBergen in September 2003 significantly improved our supplier payment terms, from 13 to 31 days, and thus our overall liquidity. Since entering into that agreement, we have purchased nearly all of our medications from AmerisourceBergen. We continue to purchase medications from other wholesalers and from manufacturers on various payment terms. The contract with AmerisourceBergen requires certain minimum purchase commitments over the term of the agreement, as discussed below under the heading “ – Contractual Obligations.” If we do not meet the minimum purchase commitments at the end of the five-year agreement term, we will be charged 0.20% of the unpurchased volume commitment. Pursuant to the terms of this agreement, AmerisourceBergen has a subordinated security interest in all of our assets.

Long-Term Requirements

We expect that the cost of additional acquisitions to grow our business will be our primary long-term funding requirement. In addition, as our business grows, we anticipate that we will need to invest in additional capital equipment, such as the machines we use to create the MOMSPak for dispensing medication to our patients. We also may be required to expand our existing facilities or to invest in modifications or improvements to new or additional facilities. Historically, we have funded the cost of acquisitions and other non-operating expenses through third-party financing. We are in regular discussions with our stockholders about potential future sales of additional shares of our stock. We also may, in the future, seek to raise additional capital by pursuing an initial public offering of our common stock. There is no assurance that any of these financing alternatives will be successful. The completion of an initial public offering is particularly subject to substantial risks and uncertainties, including changes in the condition of the capital markets.

Capital Resources

At December 31, 2004 we had cash and cash equivalents of $6,979,630, up from $640,790 at December 31, 2003. The increase in cash and cash equivalents reflects the impact of net proceeds (after payment of fees and expenses) of $11,607,449 from the sale of shares of our Series D and Series E convertible preferred stock, reduced by the repayment of $2,650,000 of outstanding debt and our 2004 operating losses and other expenses.

We have a revolving credit facility with GE Capital for an amount up to a maximum of $6.0 million available to us for short-term borrowings, which expires in April 2006. Borrowings under the facility are based on our accounts receivable and bear interest at the “Prime Rate” plus 2%. At December 31, 2004, the Prime Rate was 5.25%. At December 31, 2004, our borrowing capacity was approximately $4.5 million, and our borrowings under this facility were $1,154. As discussed below, in the first quarter of 2005 we borrowed an additional $4.5 million under this facility to fund a portion of North American and Specialty Pharmacies acquisitions, which are discussed above in Item 1 under the heading "Recent Developments." Our borrowings are collateralized by a primary security interest in all of our assets. This security interest is senior to the security interest granted to AmerisourceBergen, pursuant to the terms of an intercreditor agreement between GE Capital and AmeriscourceBergen. As of December 31, 2004, we were in compliance with all of these covenants required under this credit facility.

In addition to the revolving credit line, as of December 31, 2004, we had a $1.5 million line of credit with West Bank, a Des Moines, Iowa bank. Interest on this credit line accrued interest at the Prime Rate per annum. As of December 31, 2004 we had not borrowed any amounts under this line of credit, however, in the first quarter of 2005, we borrowed $1.5 million under this credit line to fund a portion of our recent acquisitions. This line of credit has been guaranteed by one of our directors (who also is one of our principal investors). The line of credit matures in September 2005.

Funding of 2005 Acquisitions

We used a portion of our cash balances, as well as our credit facilities, to fund the acquisitions of North American Home Health and Specialty Pharmacies that we completed during the first quarter of 2005. We used approximately $4.0 million of our cash and cash equivalents, as well as $4.5 million of borrowings under our facility with GE Capital and $1.5 million of borrowings under the revolving credit line with West Bank. Following these borrowings, we have additional borrowing capacity of approximately $1.0 million. We also issued a total of $3.9 million of promissory notes to the former owners of the two acquired businesses, as discussed below under the heading “Contractual Obligations.”

We are currently exploring alternatives to refinance our existing bank borrowings, including seeking additional borrowing capacity as a result of the expansion of our business. There is no assurance that we will be successful in obtaining new or additional bank credit facilities, or that such facilities will be available to us on favorable terms or at all. If necessary, we expect to be able to renew or refinance the West Bank credit line when it comes due in September 2005.

CONTRACTUAL OBLIGATIONS

At December 31, 2004, our contractual cash obligations and commitments over the next five years were as follows:

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt Obligation (2)	$1,350,000	$1,350,000	$0	$0	$0
Capital (Finance) Lease Obligations (2)	323,946	130,640	193,306	0	0
Operating Lease Obligations	1,070,497	376,104	584,337	110,056	0
Revolving Credit Line	1,154	1,154	0	0	0
Purchase Obligations (1)	331,267,941	91,892,941	239,375,000	0	0
Total	$334,013,538	$93,750,839	$240,152,643	$110,056	$0

(1) If we fail to satisfy the minimum purchase obligation under our purchase agreement with AmerisourceBergen, we would be required to pay an amount equal to 0.2% of the unpurchased commitments at the end of the five-year term of the contract.
(2) Interest expense payments on these amounts are expected to approximate $77,000 over the next three years.

In the first quarter of 2005, in connection with the two acquisitions that we completed, we incurred $6.0 million of borrowings under our bank credit lines. Of this amount, $1.5 million comes due in September 2005, and the remainder comes due in April 2006. In addition, we issued a total of $3.9 million of promissory notes to the former owners of the two businesses that we acquired, of which $2.6 million matures in February 2006 and the remainder is payable in 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

RISK FACTORS

You should consider each of the following factors as well as the other information in this Report, including the financial statements and related notes included in Item 8 below, in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could suffer materially.

RISKS RELATED TO OUR COMPANY

If demand for our products and services is reduced, our business and ability to grow would be harmed.

Because we provide specialty pharmacy and disease management services that are focused almost exclusively on patients infected with HIV or diagnosed with AIDS, a reduction in demand for HIV/AIDS medications would significantly harm our business as we would not be able to quickly shift our business to provide medications for other diseases. Reduced demand for our products and services could be caused by a number of circumstances, including but not limited to the following:

•	a cure and/or vaccine for HIV/AIDS;

•	patient shifts to treatment regimens other than those we offer;

•	new treatments or methods of delivery of existing HIV/AIDS medications that do not require our specialty pharmacy and disease management services;

•	recalls of certain HIV/AIDS medications;

•	adverse reactions caused by the HIV/AIDS medications we sell;

•	the expiration or challenge to the “orphan drug” status or drug patent of the medications we sell;

•	competing treatment from a new HIV/AIDS medication or a new use of an existing HIV/AIDS medication; or

•
a new strain of HIV develops that is resistant to available HIV/AIDS medications, such as the new strain of HIV recently identified by the New York Department of Health that develops into AIDS within two to three months.

We have a history of losses and we may never achieve or maintain profitability.

Our predecessor company, The Care Group, Inc., filed for protection under Chapter 11 of the Bankruptcy Code in September 1998. We emerged from bankruptcy in February 1999 and, since that time, have continued to experience operating losses. Our operations to date have been funded in part by private placements of our common and preferred stock and the sale of certain operations. We may never achieve or maintain profitability. If we fail to achieve profitability at all or within the time frame expected by investors, your investment in our stock could result in a significant or total loss.

Changes in reimbursement by third party payors could harm our business.

Our gross profit margins are determined by reimbursement rates from government and private payors and supplier prices. The prices we receive for our products depend primarily on the reimbursement rates paid by our government and private payors due to the fact that nearly all of our sales are subject to reimbursement by third party payors. Cost containment initiatives are a primary trend in the United States health care industry. The increasing prevalence of managed care, centralized purchasing decisions, consolidation among and integration of healthcare providers and competition for patients has affected, and continues to affect, pricing, purchasing, and usage patterns in health care. Efforts by payors to eliminate, contain or reduce costs through coverage exclusions, lower reimbursement rates, greater claims scrutiny, closed provider panels, restrictions on required formularies, mandatory use of generics, limitations on payments in certain therapeutic drug categories, claim delays or denials and other similar measures could erode our profit margins or materially harm the results of our operations.

We are primarily dependent on reimbursement from government payors, such as the state AIDS Drug Assistance Program, or ADAP, and Medicaid programs, both highly regulated governmental programs that are subject to frequent changes and cost-containment measures. In recent years, these programs have reduced reimbursement to providers. Changes to the programs themselves, the amounts programs pay, or coverage limitations established by the programs for the medications we sell, may reduce our earnings. For example, these programs could revise their pricing methodology for medications we sell, decide not to cover certain medications or cover only a certain number of units prescribed within a specified time period. We are likely to experience some form of revised drug pricing as ADAP and Medicaid HIV/AIDS medication expenditures have garnered significant attention from government agencies during the past few years.

We estimate that approximately 90% of our gross sales for the year ended December 31, 2004 consisted of reimbursement from federal and state programs. Any reduction in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could harm our business, financial condition and results of operations. Our disqualification from participating in the state Medicaid programs of New York, New Jersey, California or Florida would dramatically reduce our net sales and our ability to achieve profitability.

We are also dependent on reimbursement from private payors. Many payors seek to limit the number of providers that supply drugs to their enrollees. From time to time, payors with which we have relationships require that we and our competitors bid to keep their business, and there can be no assurance that we will be retained or that our margins will not be adversely affected when that happens. The loss of a payor relationship could result in the loss of a significant number of patients and have a material adverse effect on our business, financial condition and results of operations.

If we do not continue to qualify for preferred reimbursement programs in California and do not qualify for the program in New York, our net sales could decline.

As of September 1, 2004 as part of the passage of the state of California budget, reimbursement rates for pharmacy services provided under the Medicaid reimbursement administered in California, or Medi-Cal, were reduced. On September 28, 2004, California approved an HIV/AIDS Pharmacy Pilot Program bill which funds an additional $9.50 fee per prescription for qualified HIV pharmacies that participate in the program through January 1, 2008, unless extended.

In New York, reimbursement rates for pharmacy services provided under Medicaid were reduced in August 2004. Approved specialized HIV pharmacies will continue to be reimbursed at the old, higher rate structure through March 31, 2006.

We believe that these preferred reimbursements in California and New York provide us with a competitive advantage. However, there can be no assurance that the California or New York legislatures will not change these programs in a manner adverse to us or will not terminate early or elect not to renew these programs. If either of these programs is not renewed or is terminated early, our net sales could be adversely affected. Additionally, if either California or New York permit additional companies to take advantage of these preferred reimbursement programs, our competitive advantage in these states could be adversely impacted.

Our success in identifying and integrating acquisitions may impact our business.

As part of our strategy, we continually evaluate acquisition opportunities. We may make acquisitions to grow our patient base, which involves risks. There can be no assurance that we will complete any future acquisitions or that such transactions, if completed, will be integrated successfully or will contribute favorably to our operations and financial condition. In addition, acquisitions may expose us to unknown or contingent liabilities of acquired businesses, including liabilities for failure to comply with health care or reimbursement laws. While we try to negotiate indemnification provisions that we consider to be appropriate for the transactions, there can be no assurance that liabilities relating to the prior operations of these and other acquired companies will not have a material adverse effect on our business, financial condition and results of operations. Furthermore, future acquisitions may result in dilutive issuances of equity securities, incurrence of additional debt, amortization of expenses related to acquired goodwill and intangible assets and exposure to unknown or contingent liabilities, any of which could have a material adverse effect on our business, financial condition and results of operations.

If we are not able to effectively market our services to clinics that focus on serving HIV/AIDS patients and the health care providers affiliated with these clinics, we may not be able to grow our patient base as rapidly as we have planned.

Our success, in part, depends on our ability to develop and maintain relationships with clinics that focus on serving HIV/AIDS patients and health care providers affiliated with these clinics. These clinics and health care providers are an important patient referral source for our business. We believe that developing and maintaining these relationships will allow us to rapidly expand the number of patients we serve. If we are unable to effectively market our services to these clinics and health care providers, or if our existing relationships with clinics are terminated, our ability to grow our patient base will be harmed and could dramatically reduce our net sales and our ability to achieve profitability.

If we fail to manage our growth effectively, our business could be harmed.

Our business has grown over the past several years as a result of internal growth due to an increase in the number of patients we serve and prescriptions per patient, as well as growth through acquisitions. If we are unable to manage our growth effectively, our losses could increase. The management of our growth will depend, among other things, upon our ability to improve our operational, financial and management controls, reporting systems and procedures. In addition, we may not be able to successfully hire, train and manage additional sales marketing, customer support, pharmacy and delivery personnel quickly enough to support our growth. To provide this support, we may need to open additional offices, which will result in additional budgets on our systems and resources and require additional capital expenditures.

We are highly dependent on our relationship with AmerisourceBergen, the loss of which could adversely affect our business.

In September 2003, we entered into a five-year purchase agreement with AmerisourceBergen. Currently, we purchase almost 100% of our prescription medications from AmerisourceBergen. The wholesale distributor industry has experienced rapid consolidation and, as a result, there are only a few alternative wholesale distributors from whom we can purchase the medications we offer to HIV/AIDS patients. In the event that our relationship with AmerisourceBergen terminates or is not renewed, we might not be able to enter into a new agreement with another wholesale distributor on a timely basis or on terms favorable to us. Our inability to enter into a new supply agreement could cause a shortage of the supply of medications we keep in stock. If we are unable to purchase the medication to service our customers, our business could be harmed.

If we are not able to negotiate favorable credit terms with our suppliers, we may have to rely disproportionately on other financing sources to increase our inventory volume.

Our business plan assumes that we will be able to increase substantially the number of customers to whom we provide prescription medications. Because we often face a significant delay between the time we purchase medications from suppliers and when we receive reimbursement or payment from third-party payors, we depend on the extension of credit from our suppliers to meet our working capital needs. These suppliers sometimes shorten their credit terms as companies grow. In the past, our ability to grow has been limited in part by our inability to negotiate favorable credit terms from our suppliers. We may become limited in our ability to continue to increase our inventory volume if we are unable to maintain credit terms from our suppliers or, alternatively, if we are unable to obtain financing from third party lenders to support our inventory needs in the future.

Our net sales could be adversely affected if we do not meet our minimum purchase requirements under our agreement with AmerisourceBergen.

Our supply agreement with AmerisourceBergen requires us to make minimum purchases during the 5-year term of the agreement that will be no less than $400 million. If we do not meet the minimum purchase commitments as set forth in the agreement at the end of the agreement, we will be required to pay an amount equal to of 0.20% of the unpurchased volume. We would also be required to pay this amount in the event we terminate our agreement with AmerisourceBergen without cause or in the event we default under the agreement. If we were required to pay this penalty, we would incur a possibly significant expense with all corresponding net sales.

Our MOMSPak automated packaging system and a prolonged malfunction could hurt our relations with the patients we serve and our ability to grow.

A portion of the prescriptions we fill require our customers to take multiple medications many times a day. We rely on our MOMSPak packaging system to create the MOMSPak for dispensing patient medication. We expect that prescriptions packaged in a MOMSPak will increase substantially in the future as more of the patients we serve switch to the MOMSPak from traditional pill boxes. We currently lease three MOMSPak machines. If these machines fail to function properly for a prolonged period, we may have to fill prescriptions by hand using pill boxes or by otherwise sorting the various drug combinations into individual doses. Delays or failure to package medications by our MOMSPak packaging system could result in our loss of a substantial portion of our patients who receive their prescriptions in MOMSPaks.

We believe that one component of our ability to compete effectively is our MOMSPak, created by our MOMSPak prescription packaging system. We developed our MOMSPak packaging system with software and other technology that we licensed from third-parties. We have not attempted to obtain patent protection for our MOMSPak system and do not intend to in the future. As a consequence, our competitors may develop technology that is substantially equivalent to our MOMSPak system and we could not prevent them from doing so. If our competitors or other third parties were able to recreate the MOMSPak, one of our competitive advantages in serving patients with HIV/AIDS could be lost.

A disruption in our telephone system or our computer system could harm our business.

We receive and take prescription orders over the telephone, by facsimile or through our electronic prescription writer. We also rely extensively upon our computer system to confirm payor information, patient eligibility and authorizations; to check on medication interactions and patient medication history; to facilitate filling and labeling prescriptions for delivery and billing, and to help ensure collection of payments. Our success depends, in part, upon our ability to promptly fill and deliver complex prescription orders as well as on our ability to provide reimbursement management services for our patients and their healthcare providers. Any continuing disruption in our telephone, facsimile or computer systems could adversely affect our ability to receive and process prescription orders, make deliveries on a timely basis and receive reimbursement from our payors. This could adversely affect our relations with the patients and healthcare providers we serve and potentially result in a partial reduction in orders from, or a complete loss of, these patients.

We rely on third-party delivery services to deliver our products to the patients we serve. Price increases or service interruptions in our delivery services could adversely affect our results of operations and our ability to make deliveries on a timely basis.

Delivery is essential to our operations and represents a significant expense in the operation of our business that we cannot pass on to our customers. As a result, any significant increase in shipping rates could have an adverse effect on our results of operations. Similarly, strikes or other service interruptions by these delivery services would adversely affect our ability to deliver our products on a timely basis. In addition, some of the medications we ship require special handling, including refrigeration to maintain temperatures within certain ranges. The spoilage of one or more shipments of our products could have a material adverse effect on our results of operations.

We rely on a few key employees whose absence or loss could adversely affect our business.

Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services could adversely affect our business. In particular, the loss of the services of Michael P. Moran, our Chairman, President and Chief Executive Officer, James G. Spencer, our Secretary and Chief Financial Officer, Mikelynn Salthouse, our Vice President, HIV Sales, or Robert Fleckenstein, our Vice President of Pharmacy Operations could disrupt our operations. We do not have employment contracts with any of these key employees and several of our key employees are not restricted from competing with us if they cease working for us or from soliciting our employees. Additionally, as a practical matter, any employment agreement we may enter into will not assure the retention of such employee. In addition, we do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees. Further, as we grow we must be able to attract and retain other qualified technical operating and professional staff, such as pharmacists. If we cannot attract and retain, on acceptable terms, the qualified employees necessary for the continued development of our business, we may not be able to sustain our business or grow.

We may not be able to obtain insurance to protect our business from liability.

Our business exposes us to risks inherent in the provision of drugs and related services. Regulatory claims, lawsuits or complaints relating to our products and services may be asserted against us in the future. Although we currently maintain professional and general liability insurance, there can be no assurance that the scope of coverage or limits of such insurance will be adequate to protect us against future claims. In addition, there can be no assurance that we will be able to maintain adequate liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities.

RISKS RELATED TO THE SPECIALTY PHARMACY INDUSTRY

There is substantial competition in our industry, and we may not be able to compete successfully.

The specialty pharmacy industry is highly competitive and is continuing to become more competitive. All of the medications, supplies and services that we provide are also available from our competitors. Our current and potential competitors may include:

•	other specialty pharmacy distributors;

•	specialty pharmacy divisions of wholesale drug distributors;

•	pharmacy benefit management companies;

•	hospital-based pharmacies;

•	other retail pharmacies;

•	manufacturers that sell their products both to distributors and directly to clinics and physicians offices; and

•	hospital-based care centers and other alternate site health care providers.

Many of our competitors have substantially greater resources and marketing staffs and more established operations and infrastructure than we have. A significant factor in effective competition will be our ability to maintain and expand relationships with patients, healthcare providers and private and government payors.

If we are found to be in violation of Medicare and Medicaid reimbursement regulations, we could become subject to retroactive adjustments and recoupments.

As a Medicare and Medicaid provider, we are subject to retroactive adjustments due to prior-year audits, reviews and investigations; government fraud and abuse initiatives; and other similar actions. Federal regulations also provide for withholding payments to recoup amounts payable under the programs. While we believe we are in material compliance with applicable Medicare and Medicaid reimbursement regulations, there can be no assurance that we, pursuant to such audits, reviews, and investigations, among other things, will be found to be in compliance in all respects with such reimbursement regulations. A determination that we are in violation of any such reimbursement regulations could result in retroactive adjustments and recoupments and have a material adverse effect on us. As a Medicaid provider, we are also subject to routine, unscheduled audits. The extrapolative methodology, which uses an adjustment factor derived from a statistical sampling to calculate the money that must be paid to Medicaid, may result in an adverse impact on our results of operations should an audit result in a negative finding. There can be no assurance at this time as to the impact on us of future Medicaid rate changes or audits.

Our industry is subject to extensive government regulation and noncompliance by us or our suppliers could harm our business.

The marketing, sale and purchase of medications are extensively regulated by federal and state governments. If we fail or are accused of failing to comply with laws and regulations, our business, financial condition and results of operations could be harmed. Many of the medications that are most often dispensed by us receive greater attention from law enforcement officials than those medications that are most often dispensed by traditional pharmacies due to the high cost of HIV/AIDS medications and the potential for illegal use. Our business could also be harmed if the entities with which we contract or have business relationships, such as pharmaceutical manufacturers, distributors, physicians or HIV/AIDS clinics, are accused of violating laws or regulations. The applicable regulatory framework is complex and evolving, and the laws are very broad in scope. There are significant uncertainties involving the application of many of these legal requirements to our business. Many of the laws remain open to interpretation and have not been addressed by substantive court decisions that clarify their meaning. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulation might have on us. We cannot provide any assurance that Federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could increase our cost of compliance with such laws or reduce our ability to become profitable. If we are found to have violated any of these laws, we could be required to pay fines and penalties, which could materially adversely affect its profitability, and its ability to conduct its business as currently structured. The health care laws and regulations that especially apply to our activities include the following:

•
The federal “Anti-Kickback Law” prohibits the offer, solicitation, payment or receipt of anything of value in return for the referral of patients covered by federally funded health care programs, including Medicare, Medicaid, and ADAP, or for the arrangement or recommendation of the purchase of any item, facility or service covered by those programs. Several states also have similar laws proscribing kickbacks that are not limited to services for which Medicare and Medicaid payment may be made.

•
The federal civil monetary penalty law prohibits the offering of remuneration or other inducements to beneficiaries of federal health care programs to influence the beneficiaries’; decision to seek specific governmentally reimbursable items or services, or to choose a particular provider. The federal civil monetary penalty law and its associated regulations exclude items provided to patients to promote the delivery of preventive care. However, permissible incentives would not include cash or cash equivalents. We from time to time loan some items at no charge to our patients to assist them with adhering to their drug therapy regimen. Although these items are not expressly included on the list of excluded items set forth in the statute and regulations, we nevertheless believe that our provision of these items does not violate the civil monetary penalty law and regulations. A determination that we violated the statute or regulations, however, could result in sanctions that reduce our net sales or profits.

•
The Ethics in Patient Referrals Act of 1989, as amended, commonly referred to as the “Stark Law,” prohibits physician referrals to entities with which the physician or his or her immediate family members have a “financial relationship.” A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid. Many states have also enacted similar prohibitions, which may cover financial relationships between entities and health care practitioners, other than physicians, as well.

•
There are a number of federal statutory provisions that prohibit a person from submitting, or causing the submission, of a claim to the federal or a state government for an item or service when the person knows or should know that the claim is false or fraudulent. The Federal False Claims Act contains such a prohibition, as well as a provision encouraging private individuals to file suits on behalf of the government against health care providers such as us. A violation of these provisions could result in criminal penalties, significant financial sanctions or exclusion from participation in the Medicare and Medicaid programs. Federal false claims actions may be based on underlying violations of the kickback and/or self-referral prohibitions, as well. State law also proscribes fraudulent acts against third-party payors, including the ADAP and Medicaid programs.

•
In addition to investigations and enforcement actions initiated by governmental agencies, we could be the subject of an action brought under the Federal False Claims Act by a private individual (such as a former employee, a customer or a competitor) on behalf of the government. Actions under the Federal False Claims Act, commonly known as “whistleblower” lawsuits, are generally filed under seal to allow the government adequate time to investigate and determine whether it will intervene in the action, and defendant health care providers are often without knowledge of such actions until the government has completed its investigation and the seal is lifted.

•
Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as referral and billing practices, product discount arrangements, dissemination of confidential patient information, clinical drug research trials, pharmaceutical marketing programs, and gifts for patients. It is difficult to predict how any of the laws implicated in these investigations and enforcement actions may be interpreted to apply to our business. The pharmaceutical industry continues to garner much attention from federal and state governmental agencies. In its Fiscal Year 2002 Work Plan, the OIG identified “pharmaceutical fraud” as one of its “special focus areas” and committed itself to conduct further assessments relating to Medicaid medication reimbursement issues. In the OlG’s 2003, 2004, and 2005 Work Plans, the OIG emphasized its continuing focus on pharmaceutical fraud. The Department of Justice has “identified prescription drug issues” (including product substitution without authorization, controlled substances controls, free goods/diversion, medication errors, sale of samples, and contracting with pharmacy benefit management companies) as being among the “top 10” areas in the health care industry meriting his office’s attention.

•
The Office of Inspector General of DHHS periodically issues Fraud Alerts and Advisory Opinions identifying certain questionable arrangements and practices which it believes may implicate the Federal fraud and abuse laws. In a December 1994 Special Fraud Alert relating to “prescription drug marketing schemes,” the OIG stated that investigation may be warranted when a prescription drug marketing activity involves the provision of cash or other benefits to pharmacists in exchange for such pharmacists’ performance of marketing tasks in the course of their pharmacy practice, including, for example, sales-oriented “educational” or “counseling” contacts or physician and/or patient outreach where the value of the compensation is related to the business generated.

•
The Department of Health and Human Services has promulgated regulations implementing what are commonly referred to as the Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, concerning the maintenance, transmission, privacy and security of electronic health information, particularly individually identifiable information. Each state may also have similar statutes and regulations governing the maintenance, transmission, privacy and security of electronic health information, including individually identifiable information. In addition, if we choose to distribute medications through new distribution channels such as the Internet, we will have to comply with government regulations that exist now and that may be promulgated in the future. Compliance with these regulations could cause us to incur additional, and possibly large, expenses. If we are found to have violated any of the provisions of HIPAA, then we could be subjected to fines, penalties, and criminal penalties.

•
HIPAA created new health care fraud crimes expanding the coverage of previous laws by criminalizing the defrauding of any health care benefit program, including both governmental and private, commercial plans.

•
State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that we assist patients and providers with prescribed treatment programs, a state could consider our activities to constitute the practice of medicine. If we are found to have violated those laws, we could face civil and criminal penalties and be required to reduce, restructure, or even cease our business in that state. Pharmacies and pharmacists must obtain state licenses to operate and dispense medications. Nonresident pharmacies must also obtain licenses in some states to operate and provide goods and services to residents of those states. If we are unable to maintain our licenses, or obtain new licenses, as required, or if states place burdensome restrictions or limitations on nonresident pharmacies, this could limit or affect our ability to operate in some states which could adversely impact our business and results of operations.

•
State consumer protection laws generally prohibit false advertising and unfair, deceptive trade practices. These state consumer protection laws have been the basis for investigations and multi-state settlements relating to prescription medication promotional practices of drug manufacturers involving pharmacies and/or physicians.

•
The Federal Food Drug and Cosmetics Act, as amended by the Prescription Drug Marketing Act, imposes requirements for the labeling, packaging and repackaging, dispensing and advertising of prescription medication. It also prohibits, among other things, the distribution of unapproved, adulterated or misbranded drugs. In the past, FDA has viewed particular combination packaging arrangements as constituting new drugs which must be tested and labeled in the packaging combination. On occasion, FDA has also sought to apply drug compounding guidance to analogous arrangements. We believe that sufficient legal authority, and pharmacy industry practice, supports our position that our activities do not require FDA approval or registration with FDA as a manufacturer. However, FDA may disagree with our interpretation and we could be required to defend our position; although no such action has ever been initiated against us.

•
Federal Controlled Substances Act contains pharmacy registration, packaging and labeling requirements, as well as record-keeping requirements related to a pharmacy’s inventory and its receipt and disposition of all controlled substances. Each state has also enacted similar legislation governing pharmacies’ handling of controlled substances.

•
The United States Postal Service and the Federal Trade Commission regulate mail order sellers, requiring truth in advertising, a reasonable supply of drugs to fill orders, the consumer’s right to a refund if an order cannot be filled within 30 days, and in certain cases, child-resistant packaging.

•
Federal law requires that states offering Medicaid prescription drug benefits implement a drug use review program. The program requires “before and after” drug use reviews and the use of certain approved compendia and peer-reviewed medical literature as the source of standards for such drug use reviews. States offering Medicaid prescription drug benefits must develop standards for pharmacy patient counseling and record-keeping. These standards apply as well to nonresident pharmacies.

•
In the past, Medicare covered only a limited number of outpatient prescription drugs. In December of 2003, the Medicare Prescription Drug Modernization Act, which includes a new Medicare Part D prescription drug benefit was passed. Final regulations implementing the law providing broad coverage for outpatient prescription drugs will become effective on January 1, 2006. Since only a small number of our patients are covered by Medicare, this change should not have a significant effect on us.

Recent investigations into reporting of average wholesale prices could reduce our pricing and margins.

Many government payors, including the state ADAP and Medicaid programs, which comprise most of our business, pay us directly or indirectly for the medications we handle at average wholesale price, or AWP, or at a percentage of AWP. Private payors with whom we may contract also reimburse for medications at AWP or at a percentage of AWP. We are aware of several whistleblower lawsuits against, and settlements entered into by, various drug manufacturers relating to the alleged reporting of artificially inflated AWPs to independent price reporting services. Various federal and state governmental agencies, including the Department of Justice, the OIG and the National Association of Medicaid Fraud Control Units, have conducted investigations into whether the reported AWP of many medications is an appropriate or accurate measure of their market price. Based on figures that fraud investigators determined to be closer to what medical providers actually pay, in May 2000, one of the independent price reporting services began reporting revised AWPs for approximately 400 national drug codes, comprising 48 medications. Most state Medicaid programs have incorporated these revised prices into their medication payment methodology in some manner. Although none of these 48 medications are HIV/AIDS antiretrovirals, federal and state governmental attention continues to focus on the validity of using AWP and the resulting Medicaid medication payments, including payments for HIV/AIDS antiretrovirals.

As of January 1, 2004, Medicare adopted new pricing that reduced reimbursement for many drugs. In 2005, the agency that administers the Medicare and Medicaid Programs, the Centers for Medicine & Medicaid Services (known as CMS), will change reimbursement to be based on average sales price (ASP) or under a competitive acquisition program (CAP) rather than AWP. This change in pricing may result in reduced reimbursement amounts for drugs that we dispense.

We cannot predict the eventual results of any payment reforms, future government investigations or recommended strategies for states to employ to lower drug costs. Modifications to reimbursement payments, if adopted could have a significant impact to our financial condition and results of operation.

Our business could be affected by reforms in the health-care industry.

Health care reform measures have been considered by Congress and other federal and state bodies during recent years. The intent of the proposals generally has been to reduce health care costs and the growth of total health care expenditures, to expand health care coverage for the uninsured and to eliminate fraud, waste and financial abuse. Although comprehensive health care reform has been considered, only limited proposals have been enacted. Comprehensive health care reform may be considered again and efforts to enact reform bills are likely to continue. Implementation of government health care reform may adversely affect development and marketing expenditures by biotechnology companies, which could decrease the business opportunities available to us or the demand for its specialty services. We are unable to predict the likelihood of such legislation or similar legislation being enacted into law or the effects that any such legislation would have on our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

Our primary financial market risk exposure consists of interest rate risk related to interest that we are obligated to pay on our debt, the majority of which is variable-rate debt. The fair value of our variable rate debt is sensitive to changes in interest rates. If market rates decline, the required payments will decrease, and as rates increase, the amount we are required to pay will increase. Under our current policy, we do not use interest rate derivative instruments to manage our risk of interest rate fluctuations.

We have not hedged against our interest rate risk exposure. As a result, we will benefit from decreasing interest rates, but rising interest rates on our debt will also harm us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements required by this item are included in this Report beginning on page 38.

Report of the Independent Auditor

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Allion Healthcare, Inc.
Melville, New York

We have audited the accompanying consolidated balance sheets of Allion Healthcare, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allion Healthcare, Inc at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Melville, New York
March 23, 2005

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,979,630	$640,790
Accounts receivable, (net of allowance for doubtful accounts of $296,320 in 2004 and $437,031 in 2003)	4,678,596	3,074,488
Inventories	733,581	1,296,655
Prepaid expenses and other current assets	722,984	107,399
Total current assets	13,114,791	5,119,332

Property and equipment, net	561,732	527,667
Goodwill	4,472,068	4,472,068
Intangible assets, net	1,643,449	2,117,601
Other assets	203,622	178,777
TOTAL ASSETS	$19,995,662	$12,415,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,784,658	$5,750,909
Revolving credit line	1,154	—
Notes payable-subordinated	1,250,000	1,150,000
Current portion of capital lease obligations	130,640	89,460
Other current liabilities	100,000	12,685
Total current liabilities	8,266,452	7,003,054

LONG TERM LIABILITIES:
Notes payable	—	2,750,000
Capital lease obligations	193,306	162,160
Other	21,409	106,951
Total liabilities	8,481,167	10,022,165
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value, shares authorized 20,000,000; issued and outstanding 4,570,009 in 2004 and 2,414,168 in 2003	4,570	2,414
Common stock, $.001 par value; shares authorized 80,000,000; issued and outstanding 3,100,000 in 2004 and 2003	3,100	3,100
Additional paid-in capital	22,060,733	10,261,526
Accumulated deficit	(10,553,908)	(7,873,760)
Total stockholders’ equity	11,514,495	2,393,280
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,995,662	$12,415,445

See accompanying notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
NET SALES	$64,605,721	$48,222,993	$27,457,438
COST OF GOODS SOLD	57,091,675	41,969,506	23,271,936
Gross profit	7,514,046	6,253,487	4,185,502

OPERATING EXPENSES:
Selling, general and administrative expenses	9,891,461	8,744,127	4,756,037
Legal settlement expense (income)	—	200,000	(150,000)
Operating loss	(2,377,415)	(2,690,640)	(420,535)

OTHER INCOME (EXPENSE):
Interest expense	(226,531)	(243,882)	(104,358)
Costs of withdrawn public offering and other	—	—	(478,865)
Total other expense	(226,531)	(243,882)	(583,223)

LOSS BEFORE INCOME TAXES	(2,603,946)	(2,934,522)	(1,003,758)

PROVISION FOR TAXES	76,202	19,646	35,002

NET LOSS	($2,680,148)	($2,954,168)	($1,038,760)
BASIC AND DILUTED LOSS PER COMMON SHARE	($0.86)	($0.95)	($0.34)
BASIC AND DILUTED WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	3,100,000	3,100,000	3,100,000

See accompanying notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Preferred Stk. $.001 par value		Common Stk. $.001 par value
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, January 1, 2002	1,179,168	$1,179	3,100,000	$3,100	$4,171,725	$(3,880,832)	$295,172
Net Loss	—	—	—	—	—	(1,038,760)	(1,038,760)
Balance, December 31, 2002	1,179,168	1,179	3,100,000	3,100	4,171,725	(4,919,592)	(743,588)
Issuance of Preferred Stock	1,235,000	1,235	—	—	6,062,447	—	6,063,682
Issuance of Warrants for acquisition	—	—	—	—	27,354	—	27,354
Net Loss	—	—	—	—	—	(2,954,168)	(2,954,168)

Balance, December 31, 2003	2,414,168	2,414	3,100,000	3,100	10,261,526	(7,873,760)	2,393,280

Issuance of Preferred Stock	2,155,841	2,156	—	—	11,799,207	—	11,801,363

Net Loss	—	—	—	—	—	(2,680,148)	(2,680,148)

Balance, December 31, 2004	4,570,009	$4,570	3,100,000	$3,100	$22,060,733	$(10,553,908)	$11,514,495

See accompanying notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES:	2004	2003	2002
Net loss	($2,680,148)	($2,954,168)	($1,038,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	716,981	606,057	315,661
Provision for doubtful accounts	(140,711)	266,851	28,905
Loss on sale of asset	—	5,575	—
Changes in operating assets and liabilities:
Accounts receivable	(1,463,397)	(346,869)	(598,887)
Inventories	563,075	(404,292)	(277,183)
Prepaid expenses and other assets	(491,413)	(140,918)	201,941
Accounts payable and accrued expenses	1,078,083	—	—
Deferred rent	21,409	272,919	926,212
Net cash used in operating activities	(2,396,121)	(2,694,845)	(442,111)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition of Medicine Made Easy net of Cash acquired of $92,854	—	(2,257,146)	—
Purchase of property and equipment	(138,208)	(117,183)	(67,917)
Sale of property and equipment	27,500	—	—
Net cash used in investing activities	(101,708)	(2,374,329)	(67,917)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Preferred Stock net of fees	11,607,449	6,063,682	—
Proceeds from line of credit	33,590,405	20,725,000	5,250,000
Payment of deferred financing cost	—	(101,564)	(265,188)
Repayment of line of credit	(33,589,251)	(21,190,081)	(5,778,855)
Repayment of long-term debt	(112,934)		(42,462)
Repayment of Notes Payable	(2,650,000)	—	—

Net cash provided by (used in) financing activities	8,845,669	5,497,037	(836,505)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,338,840	427,863	(1,346,533)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	640,790	212,927	1,559,460
CASH AND CASH EQUIVALENTS, END OF YEAR	$6,979,630	$640,790	$212,927

SUPPLEMENTAL DISCLOSURE:
Income taxes paid	$75,407	$15,666	$13,982
Interest paid	$225,830	$227,216	$106,491
Assets acquired via capital lease	$165,623	—	$365,000

See accompanying notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

As of December 31, 2004, Allion Healthcare, Inc., referred to as the Company, was the parent corporation of four wholly owned subsidiaries, which operate under the MOMS Pharmacy name as one reportable segment. These subsidiaries are located in New York, California, Texas and Florida. The Company is licensed to dispense prescription medication in all 50 U.S. States. The Company focuses on delivering its specialty pharmacy and disease management services primarily to HIV/AIDS patients.

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

USE OF ESTIMATES BY MANAGEMENT. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles require the Company’s management to make certain estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Such estimates primarily relate to accounts receivable, intangibles and deferred tax valuation. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. Machinery and equipment under capital leases are amortized over the lives of the respective leases or useful lives of the asset, whichever is shorter.

REVENUE RECOGNITION. Net sales are recognized as medications or products are delivered to customers. A substantial portion of the Company’s net sales are billed to third-party payors, including insurance companies, managed care plans and governmental payors. Net sales are recorded net of contractual adjustments and related discounts. Contractual adjustments represent estimated differences between billed net sales and amounts expected to be realized from third-party payors under contractual agreements.

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

CREDIT RISK. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions. The Company has substantially all of its cash in four bank accounts. The balances are insured by FDIC up to $100,000. Such cash balances, at times, may exceed FDIC limits. The Company has not experienced any losses in such accounts. The Company’s trade receivables represent a broad customer base. The Company routinely assesses the financial strengths of its customers. As a consequence, concentrations of credit risk are limited.

NET LOSS PER SHARE INFORMATION. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted per share amounts include dilutive common equivalent shares. Common equivalent shares, consist of the incremental common shares issuable upon the exercise of stock options and warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the years ended December 31, 2004, 2003 and 2002 do not include the impact of common stock options and warrants then outstanding of 2,830,137, 2,359,973 and 1,984,200, respectively, as the effect of their inclusion would be anti-dilutive.

STOCK-BASED COMPENSATION PLANS. The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value based method, compensation cost is the excess, if any, of the fair market value of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”) The Company has not granted options below fair market value on the date of grant. Had compensation expenses been determined as provided by SFAS No. 123 using the Black-Scholes option pricing model, the pro forma effect on the Company’s net loss per share would have been the following for the years ended December 31, 2004, 2003 and 2002, respectively.

	YEAR ENDED
	December 31, 2004	December 31, 2003	December 31, 2002
Net loss, as reported	($2,680,148)	($2,954,168)	($1,038,760)
Deduct: Total stock-based employee compensation expense determined under fair value method used	(441,485)	(72,725)	(262,784)
Net loss, pro forma	($3,121,633)	($3,026,893)	($1,301,544)
Net loss per share;
Basic and diluted, as reported	($0.86)	($0.95)	($0.34)
Basic and diluted, as pro forma	($1.01)	($0.98)	($0.42)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The following range of weighted-average assumptions were used for grants during the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Dividend yield	0.00%	0.00%	0.00%
Volatility	1.00%	1.00%	1.00%
Risk-free interest rate	4.40%	4.02%	3.35%
Expected life	Eight Years	Eight Years	Eight Years

The weighted average grant date fair value of options granted during 2004, 2003 and 2002 were $1.77, $0.38 and $0.55 respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. Management regularly reviews the collectibility of accounts receivable by tracking collection and write-off activity. Estimated write-off percentages are then applied to each aging category by payor classification to determine the allowance for estimated uncollectible accounts. The allowance for estimated uncollectible accounts is adjusted as needed to reflect current collection, write-off and other trends, including changes in assessment of realizable value. While management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter-end and that the Company has made adequate provisions for uncollectible accounts based on all information available, no assurance can be given as to the level of future provisions for uncollectible accounts, or how they will compare to the levels experienced in the past. The Company’s ability to successfully collect its accounts receivable depends, in part, on its ability to adequately supervise and train personnel in billing and collection, and minimize losses related to system changes.

SHIPPING AND HANDLING COSTS. Shipping and handling costs that are incurred are not included in cost of sales. These costs are included in selling, general and administrative expenses. Shipping and handling costs were approximately $889,000, $720,000 and $359,000 in 2004, 2003 and 2002 respectively. Shipping and handling costs are not billed to customers.

LONG-LIVED ASSETS. Amortization of intangible assets is provided using the straight-line method over the estimated useful lives of the assets of five years. The carrying values of intangible and other long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in net sales or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair market value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment existed at December 31, 2004.

GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS. In accordance with Statement of Financial Accounting Standard (“FAS”) No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets associated with the Medicine Made Easy, referred to as MME, acquisition that are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Such impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present value technique, such as estimates of future cash flows. The Company assesses the potential impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors considered important which could trigger an interim impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	Significant negative industry or economic trends.

If it’s determined through the impairment review process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of operations. Based on the 2004 impairment review process, there was no impairment charge.

ADVERTISING COSTS. Advertising costs are expensed as incurred. Advertising costs in 2004, 2003 and 2002 were approximately $78,000, $131,000 and $29,000, respectively and were included in selling, general and administrative expenses.

RECLASSIFICATIONS. Certain prior years' balance have been reclassifed to conform with the current years' presentation.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principals Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

A. “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of statement 123(R) that remain unvested on the effective date.

B. “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

SFAS No. 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005, which in our case would be the quarterly period beginning July 1, 2005 and ending September 30, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed in APB Opinion No. 25. Accordingly, the adoption of SFAS No. 123(R)’s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and on required changes in the method of computation of fair value. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in our disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements.

NOTE 4. ACQUISITION

On May 1, 2003, the Company acquired Medicine Made Easy, referred to as MME. MME fills specialty oral and injectable prescription medications and biopharmaceuticals. MME began operations in January 1999 in the State of California. The aggregate consideration for the acquisition was $4,950,000, subject to post-closing adjustments, and warrants to purchase 227,273 shares of the Company’s common stock for $11.00 per share. The purchase price was paid as follows: (i) $300,000 in cash prior to closing as a lock-up fee; (ii) $2,250,000 in cash at closing.; (iii) $1,150,000 by subordinated secured promissory notes payable on May 1, 2004.; and (iv) $1,250,000 by subordinated secured promissory notes payable on May 1, 2005. These notes payable accrue interest at a rate of Prime Rate plus 2% per annum. The Prime Rate as of December 31, 2004 was 5.25%. The notes payable are secured by cash, cash equivalents, accounts receivable, inventory, fixed and other assets of the Company, and are subordinated to the Company’s senior indebtedness.

Purchase Price Paid
Cash paid to seller prior to closing	$300,000
Cash paid at closing	2,250,000
Notes payable-subordinated	2,400,000
Direct acquisition costs	496,898
Liabilities assumed	2,060,551
Fair value of warrants issued	27,354
Total	$7,534,803

Allocation of Purchase Price
Net current assets	$1,018,906
Property and equipment	202,461
Identified intangible assets	1,841,368
Goodwill (not deductible for tax purposes)	4,472,068
Total	$7,534,803

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

	Year Ended December 31, 2003 (Unaudited)	Year Ended December 31, 2002 (Unaudited)
Revenue	$55,865,003	$49,203,059
Net loss	$(3,654,185)	$(2,034,752)
Basic and diluted loss per share	$(1.18)	$(0.66)

NOTE 5. INTANGIBLE ASSETS

Intangible assets as of December 31, 2004 and 2003 are as follows:

		December 31, 2004		December 31, 2003
	Useful Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets:
Customer lists	5 Years	$2,030,745	$(978,831)	$2,030,745	$(572,682)
California License	Perpetual	478,616	—	478,616	—
Non-Compete Covenant	3 Years	147,007	(81,671)	147,007	(32,668)
Software	5 Years	50,000	(16,667)	50,000	(6,667)
Other	5 Years	45,000	(30,750)	45,000	(21,750)
Total		$2,751,368	$(1,107,919)	$2,751,368	$(633,767)

Amortization of intangible assets for the year ended December 31, 2004, 2003 and 2002 was approximately $474,151, $377,000 and $182,000, respectively. The annual amortization on these assets for 2005, 2006, 2007 and 2008 will be approximately $474,151, $366,483, $243,149 and $81,050, respectively. As of 2008 intangibles will be fully amortized.

NOTE 6. PROPERTY AND EQUIPMENT

	Useful Lives in Years	December 31, 2004	December 31, 2003
Machinery and equipment under capital lease obligations	4	$530,623	$365,274
Machinery and equipment	3-5	345,607	322,126
Leasehold Improvements	2 - 5.5	191,535	154,034
Furniture and fixtures	3-5	38,333	4,944
		1,106,098	846,378
Less: accumulated depreciation and amortization		544,366	318,711
		$561,732	$527,667

Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2004, 2003 and 2002 was approximately $242,830, $229,000 and $72,000, respectively.

NOTE 7. REVOLVING CREDIT LINE

The Company has an available short-term revolving credit facility for up to $6.0 million. At December 31, 2004, the Company’s borrowing capacity was approximately $4.5 million and its borrowings under this facility was $1,154. This credit facility expires on April 21, 2006. Borrowings under the facility are based on the Company’s accounts receivable, bear interest at Prime + 2% and are collateralized by a perfected and primary security interest in all of the Company’s assets, accounts receivable, trademarks, licenses and values of any kind of the Company. The prime rate at December 31, 2004 was 5.25%. In connection with this credit line, the Company must comply with certain financial covenants. As of December 31, 2004, the Company was in compliance with its covenants under its revolving credit-facility.

The Company has a line of credit from a bank for $1.5 million that accrues interest at Prime Rate per annum, with the full principal payable in September of 2005. At December 31, 2004 there was nothing drawn on the line of credit. The Company anticipates the note will be renewed. The Prime Rate at December 31, 2004 was 5.25%. This bank loan has been guaranteed by one of the Company’s principal investors.

NOTE 8. NOTES PAYABLE

As part of the acquisition of MME, the Company issued two notes. One note for $1,150,000 was paid on May 1, 2004. The second note is for $1,250,000 and is due May 1, 2005. These notes accrue interest at Prime Rate plus 2% per annum. The Prime Rate as of December 31, 2004 and 2003 was 5.25% and 4.00%, respectively. These notes payable are secured by cash, cash equivalents, accounts receivable, inventory, fixed and other assets of the Company, and are subordinated to the Company’s senior debt.

NOTE 9. INCOME TAXES

A reconciliation of the income tax expense (benefit) computed at the statutory Federal income tax rate to the reported amount follows:

	Year Ended December 31,
	2004	2003	2002
Federal statutory rate:	34%	34%	34%
Tax benefit at Federal statutory rates	$(885,342)	$(997,737)	$(341,278)
Change in valuation allowance	938,894	1,093,502	405,721
Permanent differences	113,191	77,833	8,316
State income taxes	(90,541)	(153,952)	(37,757)
	$76,202	$19,646	$35,002

At December 31, 2004, the Company had net operating loss carryforwards for tax purposes of approximately $8,864,072 expiring at various dates from 2005 through 2024.

Deferred tax assets (liabilities) comprise of the following:

	December 31, 2004	December 31, 2003
Allowance for doubtful accounts	$119,000	$175,000
Benefit of net operating loss carryforward	3,506,000	2,550,000
Intangibles (tax basis difference)	165,000	117,000
Contribution Carryover	18,000	18,000
Sec 263A adjustment	19,000	19,000
Book/Tax Depreciation Differences	(25,000)	(15,000)
	3,802,000	2,864,000
Valuation allowance	(3,802,000)	(2,864,000)
Net deferred tax assets	$—	$—

Deferred tax assets related to net operating loss carry-forwards have been fully reserved by a valuation allowance. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, future ownership changes and other limitations may apply to the utilization of this asset.

NOTE 10. LEASE COMMITMENTS

The Company leases commercial space in four locations. They are as follows:

Location	Principal Use	Property Interest
Melville, NY	Pharmacy and Executive Offices	Leased - expiring June 30, 2009
Torrance, CA	Pharmacy	Leased - expiring December 31, 2005
Austin, TX	Pharmacy	Leased - expiring June 30, 2005
Miami, FL	Pharmacy	Leased - expiring September 30, 2005

At December 31, 2004, the Company’s lease commitments provide for the following minimum annual rentals.

Year	Minimum Rent
2005	$376,105
2006	187,654
2007	194,691
2008	201,992
2009	110,056
$1,070,497

During the years ended December 31, 2004, 2003 and 2002, rental expense approximated to $479,600, $330,000 and $158,000 respectively.

NOTE 11. STOCKHOLDERS’ EQUITY

a. Common shares reserved

Common shares reserved at December 31, 2004, are as follows:

Stock Option Plans	1,667,750
Warrants	1,312,387
Convertible Preferred Stock	4,570,009

b. Stock Options

Under the terms of the Company’s Stock Option Plans, the Board of Directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of the Company. In connection with the introduction of the 2002 Stock Option Plan, 2,750,000 shares of common stock were reserved for future issuance. The Company grants stock options with exercise prices equal to the fair market value of the common stock on the date of the grant, as determined by the Board of Directors. Options generally vest over a two to five year period and expire ten years from the date of the grant.

A summary of the status of the Company’s stock option plans as of December 31, 2004, 2003, 2002 and changes during the years then ended is presented below:

	2004		2003		2002
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,365,200	$1.80	1,341,700	$1.61	1,001,400	$0.97
Granted	589,250	6.01	50,000	5.00	495,000	3.50
Exercised	—	—	—	—	—	—
Cancelled	(286,700)	3.09	(26,500)	2.91	(4,700)	2.24
Outstanding, end of year	1,667,750	$3.03	1,365,200	$1.71	1,491,700	$1.80

Options exercisable at year end	1,133,758	$1.75	1,001,268	$1.20	954,408

Weighted average fair value of options under the plan granted during the year		$1.77		$0.38		$0.55

The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$.17 - $.66	555,000	4.09	$.18	555,000	$.18
$1.00 - $2.00	241,000	5.50	$1.51	241,000	$1.51
$3.00	24,500	6.96	$3.00	14,903	$3.00
$3.50	210,000	7.50	$3.50	175,002	$3.50
$5.00	50,000	8.76	$5.00	20,834	$5.00
$6.00 - 6.25	587,250	9.42	$6.01	127,019	6.00
	1,667,750			1,133,758

c. Warrants

In January 2000, the Company issued 375,000 common stock warrants to a director of the Company, which have an exercise price of $1.00 per share. The warrants were issued as consideration for guarantying the Company's facility with West Bank. These warrants expire ten years from the date of grant.

On May 1, 2003, the Company issued warrants to the previous owners of Medicine Made Easy. These warrants can be exercised to purchase 227,273 shares of the Company’s common stock for $11.00 a share and expire in May 2008. The fair value of the warrants was $27,354, and was included in the purchase price of MME.

In July 2003, the Company issued 125,000 warrants, which have an exercise price of $5.00 per share, to a director of the Company in connection with the extension of the guarantee for the West Bank credit facility. These warrants expire ten years from the date of grant.

In April and May 2004, the Company issued warrants to purchase 114,759 shares of common stock with an exercise price of $6.00 per share to the placement agents in conjunction with the Company’s Series D private placement. These warrants expire 5 years from the date of issue.

In December 2004 the Company issued warrants to purchase 51,201 shares of common stock, which have an exercise price of $6.25, in conjunction with the Company’s Series E convertible preferred stock to the placement agent. These warrants expire 5 years from the date of issue.

The Company has issued 117,500 warrants in prior years to various individuals and corporations for consulting purposes. These warrants can be exercised to purchase 117,500 shares of the Company’s common stock for prices ranging from $0.17 a share to $1.00 a share. These warrants expire at various dates from February 1, 2009 through June 30, 2010.

d. Convertible Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, $.001 par value, which the Board of Directors has authority to issue from time to time in series. The Board of Directors also has the authority to fix, before the issuance of each series, the number of shares in each series and the designation, preferences, rights and limitations of each series.

In March 2000, the Company sold 512,500 shares of Series A convertible preferred stock to a group of investors, the net proceeds to the Company were approximately $1,025,000.

In April 2001, the Company sold 333,334 shares of Series B convertible preferred stock to a group of investors. The net proceeds to the Company were approximately $988,000. In October 2001, the Company sold an additional 333,334 shares of Series B convertible preferred stock to a group of investors. The net proceeds to the Company were approximately $999,000.

In April 2003, the Company raised $6,063,682, net of costs of $111,318 related to this issuance in a private placement with several investors. The Company sold 1,235,000 shares of Series C convertible preferred stock at $5.00 per share. There will be no dividends payable on the shares, unless the Company, in its sole discretion declares a dividend. In the event of any liquidation, these shares shall share on a pari passu basis in liquidation with the Series A and B preferred stock outstanding. A portion of the proceeds of the sale of the Series C convertible preferred stock was used in connection with the Company’s $1,475,000 settlement of its lawsuit with Morris and Dickson. $2,250,000 of the proceeds was used to fund the acquisition of Medicine Made Easy. $841,789 of the proceeds was used to repay Company indebtedness. The Company has additional indebtedness to the sellers of Medicine Made Easy as described more fully in Note 8.

In April and May 2004, the Company raised an aggregate of $8,806,958 through the issuance of 1,491,828 shares of Series D convertible preferred stock at $6.00 per share in private placements with several investors. The terms and rights of the Series D convertible preferred shares are set forth in the Certificate of Designation of Series D Preferred Stock of the Company. There will be no dividends payable on these shares, unless the Company, in its sole discretion, declares a dividend with respect to the common stock. In the event of any liquidation, the shares shall share on a pari passu basis in liquidation with the Series A, B and C preferred stock outstanding. In conjunction with the offering and for services rendered, the Company issued 24,000 shares of Series D convertible preferred stock to a placement agent, issued warrants representing 114,759 shares of common stock with an exercise price of $6.00 per share to placement agents and paid fees of $745,198. The Company used $1,150,000 of the proceeds to pay off notes to the previous owners of MME (the acquisition discussed in Note 4 above) and the remaining balances of its revolving credit lines.

In December 2004 the Company completed a private placement of shares of its Series E convertible preferred stock, par value $.001 per share. The Company sold a total of 664,013 shares of Series E convertible preferred stock at a price of $6.25 per share to certain accredited investors for an aggregate purchase price of $4,150,081. The Company used a placement agent to assist it with the private placement. In connection with the placement, the Company paid a fee of $410,478 in cash, and it issued 5-year warrants to purchase 51,201 shares of Company common stock (representing 8% of the number of shares of Series E preferred stock). The warrants will have a per share exercise price of $6.25, subject to customary provisions regarding anti-dilution and “net issue” exercise.

The Series A, Series B, Series C, Series D and Series E preferred stock have senior preference and priority as to dividends, distributions and payments upon the liquidation, dissolution or winding up of affairs before any payments to holders of the common stock. Each share of Series A, Series B, Series C, Series D and Series E preferred stock is convertible, at the option of the holder at any time, into one (1) share of common stock.

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities: The carrying amount of cash, receivables and payables and certain other short-term financial instruments approximate their fair value.

Long-Term Debt: The fair value of the Company’s long term debt, including the current portions, was estimated using a discounted cash flow analysis, based on the Company’s assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at December 31, 2004 approximates its fair value.

NOTE 13. RELATED PARTY TRANSACTIONS

A director of the Company has guaranteed a $1,500,000 loan from a bank. This loan accrues interest at Prime Rate per annum, with the full principal payable in September of 2005. The Prime Rate at December 31, 2004 was 5.25%.

NOTE 14. LITIGATION

New Jersey Medicaid Audit. During the first quarter of 2003, Medicaid commenced a review of the Company's billing practices in New Jersey. In particular, Medicaid reviewed whether the appropriate procedures were followed by the Company and whether the requisite patient consents were obtained by the Company at the time of delivery. During 2003 the Company accrued an estimated cost of $200,000 for the New Jersey Medicaid Audit. In April 2004 the Company entered into a settlement agreement with Medicaid of New Jersey for $200,000. The Company does not anticipate any additional expense related to this audit. In July 2004, the Company was granted a license to bill New Jersey Medicaid from New York, as a result the Company will no longer serve New Jersey Medicaid patients from Texas.

New York Medicaid Audit. In May 2004, the Company was notified that MOMS Pharmacy, Inc., the Company’s New York wholly owned subsidiary, is the subject of an audit and review being conducted by the New York State Department of Health. As part of the audit, the Department of Health withheld payment of Medicaid claims to us but ceased withholding payments in December 2004. The Department returned $800,000 of the total $920,000 it withheld from us. The Department may conclude that MOMS is subject to certain financial penalties and fines, in which case some or all of the payments withheld will not be paid to the Company. At this time, management believes the outcome will not have a material adverse effect on the Company’s financial position and financial resources. The Company accrued the full amount of the monies still withheld as expenses in 2004.

NOTE 15. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company provides prescription medications to its customers in the United States through its four wholly owned subsidiaries. Credit losses relating to customers historically have been minimal and within management’s expectations.

At December 31, 2004, the Company maintained 98% of its cash and cash equivalents with two financial institutions.

Under certain federal and state third-party reimbursement programs, the Company received net sales of approximately $58,710,000, $42,739,000 and $23,081,000 for the years ended December 31, 2004, 2003 and 2002 respectively. At December 31, 2004 and 2003, the Company had an aggregate outstanding receivable from federal and state agencies of approximately $4,186,000 and $3,012,000, respectively.

NOTE 16. CAPITAL LEASE OBLIGATIONS

Future minimum commitments under non-cancelable capital leases are as follows:

Capital
Leases
2005	$153,857
2006	116,274
2007	49,620
2008	49,620

Total minimum lease payments	369,371
Amounts representing interest	(45,425)
Present value of net minimum lease payments (including current portion of $130,640)	$323,946

NOTE 17. OTHER LONG-TERM DEBT

The Company owes the Internal Revenue Service (“IRS”) $100,000 as of December 31, 2004 which is recorded in other current liabilities. The United States Bankruptcy Court entered an order confirming the settlement of the I.R.S. claim against the Company on September 29, 1999. The Company had agreed to pay $130,000 over six years to satisfy the I.R.S. claim. The Company will not carry forward any net operating losses or credit available from pre-1999 periods, into post-1998 years. The Company will have no federal income tax liability from any periods prior to January 1, 1999. In addition, the IRS will not conduct any further audits of the Company for periods prior to January 1, 1999, provided that the Company complies with the terms of the Bankruptcy Court’s confirmation order of February 1, 1999.

NOTE 18. MAJOR SUPPLIERS

During the year ended December 31, 2004, the Company purchased approximately $55,707,000 of inventory from its major supplier, $40,268,000 from three major suppliers in fiscal 2003 and approximately $22,459,000 from two major suppliers in fiscal 2002.

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

NOTE 19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 2004 and 2003, is summarized below (in thousands, except share data):

(in thousands, except per share)
	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net Sales	$14,447	$15,671	$17,016	$17,472	$64,606
Operating Loss	$(586)	$(1,004)	$(330)	$(457)	$(2,377)
Net Loss	$(677)	$(1,103)	$(370)	$(530)	$(2,680)
Basic and Diluted Loss per Common Share	$(0.22)	$(0.36)	$(0.12)	$(0.16)	$(0.86)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net Sales	$8,302	$12,132	$13,818	$13,911	$48,223
Operating Loss	$(152)	$(890)	$(987)	$(462)	$(2,491)
Net Loss	$(202)	$(955)	$(1,066)	$(731)	$(2,954)
Basic and Diluted Loss per Common Share	$(0.07)	$(0.31)	$(0.34)	$(0.23)	$(0.95)

NOTE 20. SUBSEQUENT EVENTS

On January 4, 2005, the Company purchased 100% of the stock of North American Home Health Supply, Inc. (“NAHH”), a California corporation. NAHH is engaged primarily in the retail HIV/AIDS pharmacy and prescription nutritional supply business in California. The Company intends to incorporate the Home Health Supply business into its existing operations in California. The Company paid total consideration of $7,067,178.

Purchase Price Paid
Cash paid at closing	$5,000,000
Cash Payment for Working Capital	311,981
Notes Payable	1,375,000
Fair value of warrants issued	241,760
Direct acquisition costs	500,000
Total Purchase Price	7,428,741
less: net tangible assets	(361,563)
$7,067,178

Allocation of Purchase Price
Covenant Not to Compete (five year life)	50,000
Referral Lists (fifteen year life)	4,514,331
Goodwill	2,502,847
$7,067,178

The following pro forma results were developed assuming the acquisition of NAHH occurred January 1, 2003. In addition, we have assumed that the sale of the Company’s Series D and E convertible preferred stock occurred on January 1, 2003.

Year Ended December 31, 2004 (Unaudited)
Revenue	$80,006,659
Net loss	$(1,538,104)
Basic and diluted loss per share	$(0.50)

On February 28, 2005 the Company purchased 100% of the stock of Specialty Pharmacies, Inc. (“SPI”) for aggregate consideration of approximately $7.9 million. SPI is engaged primarily in the business of providing HIV/AIDS pharmacy services in Washington and California. In the transaction, the sellers received cash, promissory notes of MOMS Pharmacy and warrants to purchase 351,438 shares of common stock of Allion. The purchase price consisted of a combination of cash and securities, which included $5,000,000 of cash paid prior to and at closing, promissory notes due February 28, 2006, in the aggregate principal amount of $2,500,000 and warrants issued by the Company to purchase an aggregate of 351,438 shares of  Company common stock, at an exercise price of $6.26 per share. The purchase price is subject to a post-closing adjustment based on the amount of SPI’s working capital as of the closing. The Company will reimburse Sellers up to a maximum of $200,000, for any amounts received by the Company as a result of SPI’s qualifying for the California HIV Pilot Program.

On March 3, 2005, the Company entered into a letter of intent with Oris Medical Systems, Inc., a California corporation based in San Diego. The letter contemplates a potential software licensing agreement under which the Company would secure an exclusive license from Oris Medical to use an electronic prescription writing system (Ground Zero Software’s LabTracker™ software) that is tailored to address the needs of physicians who treat HIV and AIDS patients. Under such a license, the Company would pay Oris Medical a per patient royalty fee (for patients using the software) that would be capped at $40 million. The Company is not obligated to enter into this software license or to complete any other transaction with Oris Medical. However, to secure the exclusive right to negotiate a software license with Oris Medical, or to negotiate an acquisition of Oris Medical, the Company is making certain payments to Oris Medical. These payments are $50,000 per month in each of February, March, April, May and June 2005 to cover Oris Medical’s monthly operating expenses. In addition, if the Company completes an initial public offering of its common stock, the Company has agreed to pay Oris Medical an additional $1 million within three days of completion of that offering. In exchange for these payments, Oris Medical granted the Company an exclusivity right to negotiate a definitive agreement through August 31, 2005. The Company has the right, at its sole option, to extend this exclusivity period for up to four successive one-month periods if the Company pays Oris Medical’s monthly operating expenses for July-October 2005, up to $50,000 per month. The Company may not reach a definitive agreement on either a licensing or acquisition transaction with Oris Medical.

In March 2005, the Company decided to cease its operations in Texas and will complete closing its facilities by June 30, 2005. For the year ended December 31, 2004, Texas represented $4.5 million of the Company’s net sales. The Company’s lease in Austin, Texas expires on June 30, 2005.

In March 2005, the Company decided to cease serving transplant and oncology patients, which are not areas where the Company plans to specialize going forward. Most of these patients receive reimbursement from Medicare. Currently these patients are served from the Company’s locations in Texas, Florida and New York and are approximately $1.5 million of net sales. The Company may sell a portion of this business to another pharmacy in return for a nominal amount.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this annual report. Based on this evaluation management concluded that our disclosure controls and procedures were effective in ensuring that all material information required to be filed in this report has been made known to him in a timely manner.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

There have been no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and principal positions of our directors and executive officers as of March 25, 2005:

Name	Age	Position
Michael P. Moran	44	Chairman, President and Chief Executive Officer
John W. Colloton (2)(4)	74	Director
James B. Hoover (1)(2)(3)(4)	50	Director
John Pappajohn (1)(2)(4)	76	Director
Derace Schaffer, M.D (1)(4)	56	Director
Harvey Z. Werblowsky, Esq.	57	Director
Robert E. Fleckenstein, RPh	51	Vice President, Pharmacy Operations
MikeLynn Salthouse	49	Vice President, HIV Sales
James G. Spencer	36	Chief Financial Officer, Secretary and Treasurer

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Audit Committee Financial Expert
(4)	Member of Corporate Governance/Nominating Committee

John W. Colloton, has served as a director of Allion Healthcare since May 18, 2004. He is currently Director Emeritus of the University of Iowa Hospitals and Clinics. Mr. Colloton previously served as a director of Baxter International Inc. from 1989-2003 and of Radiologix, Inc. from 1997-2002. From 1971 to 1993, Mr. Colloton served as a director of the University of Iowa Hospitals and Clinics, and from 1993 through the year 2000 he was vice president of the University of Iowa for Statewide Health Services. Mr. Colloton also serves as a Lead Director of Wellmark, Inc. (Iowa-South Dakota Blue Cross & Blue Shield).

James B. Hoover, has served as a director of Allion Healthcare since September 2003. Mr. Hoover has served as the Managing Partner of Dauphin Capital Partners since 1998. Prior to founding Dauphin Capital in 1998, Mr. Hoover was a General Partner of Welsh, Carson, Anderson and Stowe, a management buy-out firm specializing in health care and information services. Prior to joining WCAS, Mr. Hoover was a General Partner of Robertson, Stephens & Co., an investment banking firm specializing in the financing of emerging growth companies with a particular emphasis on the health care industry. Mr. Hoover joined Robertson, Stephens in 1984. Mr. Hoover is a director of Quovadx Inc., and U.S. Physical Therapy, Inc. two publicly traded companies, as well as a director of several private health care companies. He is a member of the Special Projects Committee of Memorial Sloan-Kettering Cancer Center. He received his MBA from the Graduate School of Business at Indiana University. He holds a BS degree from Elizabethtown College (Pennsylvania) where he presently serves as a member of the Board of Trustees and Chairman of its Investment Committee. Our Board of Directors has determined that Mr. Hoover is "independent" as such term is defined in Rule 4200 of the National Association of Securities Dealers, Inc. listing standards. Our Board of Directors has also determined that James B. Hoover, Chairman of our Audit Committee, meets the SEC definition of an “audit committee financial expert” and the additional “independence” requirements of NASD’s listing standards for audit committee members.

Michael P. Moran, has served as Chairman, President and Chief Executive Officer and as a member of our Board of Directors since September 1997. From 1997 to 2002, Mr. Moran also served as our Chief Financial Officer. From 1996 to September of 1997 Mr. Moran was a Regional Vice President at Coram Healthcare, Inc. From 1990 to 1996 Mr. Moran was a Regional Vice President for Chartwell Home Therapies, Inc. Prior to 1990, Mr. Moran held various sales and management positions at Critical Care America, Inc. Mr. Moran received a B.A. in management from Assumption College.

John Pappajohn, has served as a director of Allion Healthcare since 1996. Since 1969, Mr. Pappajohn has been the President and principal stockholder of Equity Dynamics, Inc., a financial consulting firm, and the sole owner of Pappajohn Capital Resources, a venture capital firm. Mr. Pappajohn has served on the Boards of over 40 public companies and currently serves as a director of the following public companies; MC Informatics, Inc., PACE Health Management Systems, Inc. and Patient Infosystems, Inc. Mr. Pappajohn received his B.A. in Business from the University of Iowa.

Derace Schaffer, M.D., has served as a director of Allion Healthcare since 1996. Dr. Schaffer is a founder of Radiologix, Inc., a public company. Dr. Schaffer is the Chairman and CEO of the IDE Group, P.C., one of the radiology practices with which Radiologix has a contractual relationship. Dr. Schaffer was also CEO and President of the Lan Group, a venture capital firm. Dr. Schaffer is a founder of Patient Infosystems, Inc., a public company. Dr. Schaffer is a founder and director of Cardsystems, Inc. Dr. Schaffer is a board certified radiologist. He received his postgraduate radiology training at the Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident. Dr. Schaffer is a member of Alpha Omega Alpha, the national medical honor society, and until 2004 he was Clinical Professor of Radiology at the University of Rochester School of Medicine. In 2004, Dr. Schaffer accepted a position as a professor at the Weill Medical College of Cornell University.

Harvey Z. Werblowsky, Esq., has served as a director of Allion Healthcare since May 18, 2004. Since December 2003, he has been the general counsel of Kushner Companies, a real estate organization. From December 1990 until December 2003, Mr. Werblowsky was a partner at the law firm of McDermott Will & Emery LLP. Mr. Werblowsky received a BA degree from Yeshiva University and a JD degree from New York University School of Law.

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

James G. Spencer, has served as our Chief Financial Officer, Secretary and Treasurer since May 18, 2004 and served as a consultant to us from October 2003 until becoming Chief Financial Officer. Prior to joining Allion Healthcare, Mr. Spencer served as a Vice President in the Health Care Investment Banking Group for Thomas Weisel Partners starting in February 2002. Prior to that time, he served as Vice President in the Health Care Investment Banking Group for Credit Suisse First Boston from 1999 to 2002. Prior to 1999, Mr. Spencer worked at Alex. Brown and Sons in Health Care Investment Banking. Mr. Spencer has a MBA from The Wharton School of the University of Pennsylvania and a B. S. in Economics and Management Statistics from the University of Maryland.

MikeLynn Salthouse, RN, has served a Vice President, HIV Sales since October 2002. Ms. Salthouse has worked in the pharmaceutical industry for 20 years, including 9 years with Stadtlanders and CVS ProCare. Ms. Salthouse served as Vice President, Sales and Vice President, Business Development while with Stadtlanders and CVS ProCare. For the years prior to 1993, Ms. Salthouse held sales management positions with both Ivonyx and Clinical Homecare, infusion service companies, as well as various sales and management positions at McNeil Consumer Products, a division of Johnson & Johnson. Ms. Salthouse attended Loma Linda University and graduated from Riverside College, both in Southern California.

BOARD COMMITTEES

The standing committees of our Board of Directors include the Audit Committee, the Compensation Committee and the Corporate Governance/Nominating Committee.

The members of the Audit Committee are John Colloton, James Hoover and John Pappajohn. In 2005, Derace Shaffer will replace John Pappajohn as a member of our Audit Committee. The Audit Committee provides assistance to the Board of Directors in fulfilling their responsibility to the stockholders, potential stockholders and the investment community relating to corporate accounting, reporting practices of the corporation, and the quality and integrity of our financial reports. In so doing, the Audit Committee is responsible for maintaining free and open means of communication between the directors, the independent auditors, the internal auditors and the financial management of the corporation. Our Board of Directors has determined that James B. Hoover, Chairman of the our Audit Committee, meets the SEC's definition of "audit committee financial expert." The Audit Committee operates under a written charter adopted by the Board of Directors. A copy of the Audit Committee Charter is available on our website at www.allionhealthcare.com.

The members of the Compensation Committee are James Hoover, John Pappajohn, and Derace Schaffer. The Chairman of the Compensation Committee is John Pappajohn. The Compensation Committee is appointed by the Board of Directors to discharge the Board of Directors' responsibilities relating to compensation of our directors, officers and executives. The Compensation Committee has overall responsibility for approving and evaluating the director, officer and executive compensation, plans, policies and programs. The Compensation Committee operates under a written charter adopted by the Board of Directors. A copy of the Compensation Committee Charter is available on our website at www.allionhealthcare.com.

The members of the Corporate Governance/Nominating Committee are John Colloton, James Hoover, John Pappajohn, and Derace Schaffer. Mr. Hoover has been appointed as Chairman of the Corporate Governance/Nominating Committee. The Corporate Governance/Nominating Committee: (i) assists the Board of Directors by identifying individuals qualified to become Board members and recommends to the Board the director nominees for the next annual meeting of stockholders, (ii) recommends to the Board the corporate governance guidelines and (iii) takes a leadership role in shaping our corporate governance. The Corporate Governance/Nominating Committee evaluates the current Board members at the time they are considered for nomination. The Corporate Governance/Nominating Committee also considers whether any new members should be added to the Board. The Corporate Governance/Nominating Committee operates under a written charter adopted by the Board of Directors. A copy of the Corporate Governance/Nominating Committee charter is available on our website at www.allionhealthcare.com.

As provided in its charter, the Corporate Governance/Nominating Committee seeks to select individuals as director nominees who shall have the highest personal and professional ethics integrity and values, who are committed to representing the long-term interests of the stockholders and capable of an objective perspective, who have mature judgment and experience at policy-making levels, who are willing to devote sufficient time to carrying out their duties and responsibilities effectively, and who are committed to serve on the Board of Directors for an extended period of time. The Corporate Governance/Nominating Committee will also consider the current composition of the Board of Directors and select nominees that fit the perceived needs of the Board of Directors in terms of independence, background and experience with public company governance, finance, marketing and the healthcare industry, as they are relevant to our then-current activities.

The Corporate Governance/Nominating Committee determines the current needs of the Board and screens candidates to determine whether a nominee meets the general requirements. The Corporate Governance/Nominating Committee will consider recommendations from our stockholders of potential candidates for nomination as director. In the case of a stockholder nominee, before the Corporate Governance/Nominating Committee will screen the candidate the following information must be supplied: a current and complete resume, a statement of the candidate's share ownership and ten (10) references, including both professional and personal references. If this information is supplied, the Corporate Governance/Nominating Committee will subject the candidate to a similar screening process as is used for an internal nomination.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including the chief executive officer, chief financial financer, chief accounting officer, and controller, a copy of which was filed as Exhibit 14.1 to 2003 Form 10-KSB. The Audit Committee of our Board of Directors is responsible for reviewing and authorizing any waivers from the Code of Ethics, and we will file any waivers from, or amendments to, this code with the Securities and Exchange Commission. The Code of Ethics and the charters for our audit committee, nominating and corporate governance committee and compensation committee, are available on our website, www.allionhealthcare.com. This information is also available in print, at no cost, upon written request to our Secretary at the address set forth above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee of our Board of Directors is or has ever been an officer or employee of Allion Healthcare, Inc. or any of its subsidiaries. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or our Compensation Committee.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

The following table sets forth all compensation received for services rendered to us in all capacities for the years ended December 31, 2004, 2003 and 2002, by (i) each person who served as our Chief Executive Officer during the year ended December 31, 2004 and (ii) each of our other executive officers who were serving as executive officers as of December 31, 2004:

Summary Compensation Table

	Annual Compensation					Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($) (1)	Other Annual Compensation ($)(2)	Restricted Stock Award(s) ($)	Securities Underlying Options/ (#)	LTIP Payouts ($)	All Other Compensation ($)

Michael P. Moran,	2004	$251,924		$100,000	$0	$0	0	$0	$0
Chairman,	2003	$247,483		$100,000	$0	$0	0	$0	$0
President, Chief	2002	$247,569		$0	$0	$0	50,000	$0	$0
Executive Officer

James G. Spencer,	2004	$151,538	(3)	$20,000	$0	$0	125,000	$0	$0
Chief Financial
Officer, Secretary
and Treasurer

Mikelynn Salthouse,	2004	$169,204		$10,000	$7,200 (4)	$0	40,000	$0	$0
Vice President,	2003	$150,000		$0	$7,200 (4)	$0	0	$0	$0
HIV Sales	2002	$40,385		$0	$1,650 (4)	$0	75,000	$0	$0

Robert E. Fleckenstein, RPh,	2004	$131,000		$18,750	$0	$0	50,000	$0	$0
Vice President of
Pharmacy Operations

(1)	Bonuses were paid at the discretion of the Compensation Committee from time to time during 2004 based on merit-based performance. We do not have a written bonus plan.

(2)	For the years presented perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total annual salary and bonus for the named executive officer.

(3)
Mr. Spencer became our Chief Financial Officer on May 18, 2004. The amount shown in the table above represents the amount we paid Mr. Spencer from May 20 through December 31, 2004. In addition to the amount shown above, Mr. Spencer served as a consultant to us from January 1 until May 17, 2004 during which time he was paid a fee of $23,681.

(4)	This reflects amounts paid to Ms. Salthouse for an annual automobile allowance.

Options Grants in Last Fiscal Year (Individual Grants)

Name	Securities Underlying Options(1)	Percentage of Total Options Granted	Exercise Price	Expiration	Grant Date Present Value (2)
Michael P. Moran	0	0%	—	—	—
James G. Spencer	125,000	21%	$6.00	5/18/2014	$235,938
Mikelynn Salthouse	40,000	7%	$6.00	5/18/2014	$66,300
Robert E. Fleckenstein	50,000	9%	$6.00	5/18/2014	$82,875

(1)
The options granted in 2004 were issued on May 18 and vest ratably over a four-year period on the date of grant, except that the options issued to Mr. Spencer were vested 25% on the date of grant and vest 33-1/3% on each of the first three anniversaries of the date of grant.

(2)	Calculated using the same methodology as used in Black-Scholes option valuation model as used in Note 2 to our consolidated financial statements set forth in Item 8 of this Report.

Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

The following table sets forth the number of exercisable and unexercisable options held by our named executive officers at December 31, 2004. The option value of $6.26 per share was determined by comparison to the offering price of our Series E Preferred Stock.

Name	Shares acquired on exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End Exercisable/Unexercisable (#)	Value of Unexercised In-the-Money Options at Fiscal Year End Exercisable/Unexercisable ($)

Michael P. Moran	—	—	648,611 / 1,389	3,696,181 / 3,819
James G. Spencer	—	—	31,250 / 93,750	15,625 / 15,625
Mikelynn Salthouse	—	—	72,917 / 42,083	203,021 / 13,229
Robert E. Fleckenstein	—	—	0 / 50,000	3,125 / 9,375

DIRECTOR COMPENSATION

Our directors do not receive cash compensation for serving on our board, but the non-employee directors are eligible to receive stock options for our common stock. We do not have a formal policy regarding the granting of stock options to our directors. In 2004, each of our non-employee directors received 20,000 options for their service as board members. These options have an exercise price of $6.00 and vest over a period of one year. In 2004, John Colloton and Harvey Werblowsky received 50,000 options for joining the Board of Directors. These options have an exercise price of $6.00 and vest over a period of three years. In 2004, Mr. Moran did not receive compensation for his services as a director.

EMPLOYMENT AGREEMENTS

Currently, we do not have any written employment agreements with any of our executive officers. The risks associated with not having employment agreements with our executive officers is discussed at Item 7 of this Report under the heading “Risk Factors—Risks Related to Our Company.”

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors is responsible for determining the Company’s executive compensation policies, developing compensation incentive plans and programs, reviewing and approving the compensation of the Company's chief executive officer and making grants of stock options.

Philosophy. The compensation philosophy of the Company is to develop and implement policies that will encourage and reward outstanding financial performance and increase the profitability of the Company, thereby increasing stockholder value. Maintaining competitive compensation levels in order to attract, retain and reward executives who bring valuable experience and skills to the Company is also an important consideration.

As of the end of December, 2004, the Compensation Committee was composed of James Hoover, John Pappajohn and Derace Schaffer, M.D. with Mr. Pappajohn serving as the Committee Chairperson. Working with the Company, the Compensation Committee develops and implements compensation arrangements for the Company’s executive officers.

Compensation Structure. There are three primary components of executive compensation for the Company’s executive officers: base salary, bonus and stock option grants. While the elements of compensation are considered separately, the Compensation Committee takes into account the total compensation package afforded by the Company to the individual executive.

Base Salary. Base salaries for the Company’s executive officers are determined initially by evaluating the responsibilities of the position held and the experience of the individual in light of the Company’s compensation philosophy described above. No specific formula is applied in setting an executive officer’s base salary, either with respect to the total amount of such base salary or the relative value such base salary should bear to the executive officer’s total compensation package. Salaries paid to executive officers (including the Chief Executive Officer) are reviewed annually by the Compensation Committee and proposed adjustments are based upon an assessment of the nature of the position and the individual’s contribution to the Company’s corporate goals, experience and tenure of the executive officer, comparable market salary data, growth in the Company’s size and complexity and changes in the executive’s responsibilities. The Compensation Committee approves all changes to executive officers’ salaries.

Bonus. The Compensation Committee, in its discretion, may award bonuses to executive officers. Such bonuses are based upon: an executive officer’s performance as well as the performance of the Company, such as the consummation of an important acquisition or financing, meeting or exceeding sales targets or recognition of superior performance. In 2004, the Compensation Committee approved all bonuses paid to the named executive officers.

Stock Options. Stock options are designed to align the interests of executives with those of the Company’s stockholders. At this time, stock options are the only form of equity that an executive officer of the Company is entitled to receive. Stock option grants may be made to executive officers when one of the following events occurs: (i) upon initial employment, (ii) upon promotion to a new, higher position that entails increased responsibilities and accountability, (iii) for recognition of superior performance or (iv) as an incentive for continued service with the Company as well as continued superior performance.

Chief Executive Officer Compensation. Mr. Moran does not have an employment agreement with the Company. The Compensation Committee determined that Mr. Moran was entitled to a bonus of $100,000 based upon, among other things, the pursuit of several strategic acquisitions for the company. Mr. Moran did not receive an increase in salary nor did he receive any stock options during the year ended December 31, 2004.

Executive Officer Compensation. In addition to the factors mentioned above, the Compensation Committee’s general approach in setting executive officer compensation is to seek to be competitive with other companies in the Company’s industry and to get the best talent for the applicable management position. In determining bonuses, the Compensation Committee reviews the Company’s performance as a whole as well as all of the executive officer’s achievements. Other than the Company’s former chief financial officer, no executive officers of the Company were employed by employment agreement during the year ended December 31, 2003. None of our executive officers, outside the Chief Executive Officer, were given cash bonuses during 2003. Stock options are awarded to executive officers by the Compensation Committee according to the factors mentioned above. None of our executive officers were granted stock options during 2003. The Compensation Committee feels that actions taken regarding executive compensation are appropriate in view of the individual and corporate performance.

Policy Regarding Section 162(m) of the Internal Revenue Code. In the event total compensation for any named executive officer exceeds the $1 million threshold at which tax deductions are limited under Internal Revenue Code Section 162(m), the Compensation Committee intends to balance tax deductibility of executive compensation with its responsibility to retain and motivate executives with competitive compensation programs. As a result, the Compensation Committee may take such actions as it deems to be in the best interests of the stockholders, including (i) provide non-deductible compensation above the $1 million threshold; (ii) require deferral of a portion of the bonus or other compensation to a time when payment may be deductible by the Company; and/or (iii) modify existing programs to qualify bonuses and other performance-based compensation to be exempt from the deduction limit.

This report by the Compensation Committee shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act or the Exchange Act and shall not otherwise be deemed filed under such Acts.

Submitted by the Compensation Committee of the Company’s board of directors

James B. Hoover
John Pappajohn
Derace Schaffer, M.D.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 25, 2005 regarding the beneficial ownership of our capital stock by (i) each person known by us to own more than five percent of the our outstanding capital stock;(ii) each of our directors and named executive officers and (iii) all of our directors and named executive officers as a group. Except as indicated in the footnotes to this table and under applicable community property laws, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock. Options exercisable on or before May 25, 2005, are included as shares beneficially owned. For the purposes of calculating percent ownership as of March 25, 2005, we had issued and outstanding: 3,100,000 shares of our common stock; 512,500 shares of our Series A Preferred Stock; 666,668 shares of our Series B Preferred Stock; 1,235,000 shares of our Series C Preferred Stock; 1,491,828 shares of our Series D Preferred Stock; 664,013 shares of our Series E Preferred Stock; and, for any individual who beneficially owns shares represented by options exercisable on or before May 25, 2005 or shares of preferred stock convertible on or before May 25, 2005. These shares are treated as if outstanding for purposes of determining ownership of a particular class of our securities for that person, but not for any other person. The heading Fully Diluted is intended to reflect ownership of our common stock assuming holders of our outstanding preferred stock converted their shares on March 25, 2005, and for any particular person, shares issuable upon exercise of options on or before May 25, 2005. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o Allion Healthcare, Inc., 1660 Walt Whitman Road, Suite 105, Melville, New York 11747.

Security Ownership Table

	Shares of Preferred Stock, Series:
Name	Common Stock	% of Common Stock	A	% of A	B	% of B	C	% of C	D	% of D	E	% of E	% of All
John Pappajohn (1)	1,657,500	44.1%	—	—	—	—	100,000	8.1%	—	—	—	—	20.1%
2116 Financial Ctr.
Des Moines, IA 50309
Principal Life Insurance Company (2)	733,334	19.1%	—	—	333,334	50.0%	400,000	32.4%	—	—	—	—	9.6%
711 High Street
Des Moines, IA 50392
Edgewater Private Equity Fund II, L.P. (3)	637,373	20.2%	—	—	—	—	50,000	4.0%	—	—	7,137	1.1%	8.3%
900 N. Michigan Ave., 14th Fl
Chicago, IL 60611
Michael P. Moran (4)	648,611	17.3%	—	—	—	—	—	—	—	—	—	—	7.8%
1660 Walt Whitman Road, Suite 105
Mellville, NY 11747
Gary Kirke (5)	500,000	13.9%	500,000	97.6%	—	—	—	—	—	—	—	—	6.5%
417 Locust Street
Des Moines, IA 50309
Derace Schaffer, MD (6)	418,611	13.0%	—	—	—	—	—	—	—	—	—	—	5.4%
3489 Elmwood Ave.
Rochester, NY 14610
Gainesborough Investments, L.L.C. (7)	333,334	9.7%	—	—	333,334	50.0%	—	—	—	—	—	—	4.3%
420 Bedford St., Ste. 110
Lexington, MA 02420
James B. Hoover (8)	371,944	11.8%	—	—	—	—	320,000	25.9%	—	—	—	—	4.8%
1660 Walt Whitman Road, Suite 105
Melville, NY 11747
Crestview Capital Master L.L.C. (9)	326,500	9.5%	—	—	—	—	—	—	166,500	11.2%	160,000	24.1%	4.3%
95 Revore Drive, Ste. A
Northbrook, IL 60062
Dauphin Capital Partners, LP (10)	300,000	8.8%	—	—	—	—	300,000	24.3%	—	—	—	—	3.9%
108 Forest Ave., Locust Valley, NY 11560
Northwest Holdings, Ltd.	250,000	8.1%	—	—	—	—	—	—	—	—	—	—	3.3%
4th Floor, Bank of Nova Scotia Bldg., PO Box 1068
Georgetown, Grand Cayman,
Cayman Islands
Sands Brothers Venture Capital LLC (11)	200,000	6.1%	—	—	—	—	200,000	16.2%	—	—	—	—	2.6%
90 Park Ave.,
New York, NY 10016
Presidio Partners LP (12)	166,668	5.1%	—	—	—	—	—	—	166,668	11.2%	—	—	2.2%
44 Montgomery Street, Suite 2110
San Francisco, CA 94104
Joseph Giamanco (13)	215,000	6.5%	—	—	—	—	40,000	3.2%	—	—	50,000	7.5%	2.8%
Four Whiterock Terrace
Holmodel, NJ 07733
Peter Nordin APS (14)	125,000	3.9%	—	—	—	—	—	—	125,000	8.4%	—	—	1.6%
Bakkeuej 2A
DU-3070 Suekkersten
Phillip Roy Fund LLP (15)	100,000	3.1%	—	—	—	—	—	—	—	—	100,000	15.1%	1.3%
28463 US 19 North, Suite 102
Clearwater, FL 33761
Thominvest OY (16)	83,333	2.6%	—	—	—	—	—	—	83,333	5.6%	—	—	*
Italahdenkatu 15-17
Helsinki, Finland
John Colloton (17)	16,667	0.5%	—	—	—	—	—	—	—	—	—	—	*
1660 Walt Whitman Road, Suite 105
Melville, NY 11747
Harvey Werblowsky (18)	16,667	0.5%	—	—	—	—	—	—	—	—	—	—	*
1660 Walt Whitman Road, Suite 105
Melville, NY 11747
Mikelynn Salthouse (19)	82,917	2.6%	—	—	—	—	—	—	—	—	—	—	*
1660 Walt Whitman Road, Suite 105
Melville, NY 11747
James G. Spencer (20)	62,500	*	—	—	—	—	—	—	—	—	—	—	*
1660 Walt Whitman Road, Suite 105
Melville, NY 11747
Robert Fleckenstein (21)	12,500	*	—	—	—	—	—	—	—	—	—	—	*
1660 Walt Whitman Road, Suite 105
Melville, NY 11747
All officers and directors as a group	3,287,917	70.4%	—	—	—	—	420,000	34.0%	—	—	—	—	35.6%
(9 persons)

Security Ownership Table (continued)

(1)
Includes 375,000 shares held by Halkis, Ltd., a sole proprietorship owned by Mr. Pappajohn and 250,000 shares held by Thebes, Ltd., a sole proprietorship owned by Mr. Pappajohn’s spouse. Includes 70,000 shares of Common Stock issuable upon exercise of options, 487,500 shares of Common Stock issuable upon exercise of warrants and 100,000 shares of Common Stock issuable upon conversion of Series C Preferred.

(2)	Includes 333,334 shares of Common Stock issuable upon conversion of shares of Series B Preferred and 400,000 shares of Common Stock issuable upon conversion of shares of Series C Preferred.
(3)	Includes 50,000 shares of Common Stock issuable upon conversion of shares of Series C Preferred.
(4)	Represents 648,611 shares of Common Stock issuable upon exercise of options.
(5)	Includes 500,000 shares of Common Stock issuable upon conversion of shares of Series A Preferred.
(6)	Includes 118,611 shares of Common Stock issuable upon exercise of options.
(7)	Includes 333,334 shares of Common Stock usable upon conversion of shares of Series C Preferred.
(8)
Represents 51,944 shares of Common Stock issuable upon exercise of options and 15,000 shares issuable upon conversion of shares of the Series C. Includes Dauphin Capital Partners, LP ownership and 5,000 shares owned by TriSons (controlled by Mr. Hoover and his spouse).

(9)	Represents 166,500 shares of Common Stock issuable upon conversion of shares of the Series D Preferred and 160,000 shares of Common Stock issuable upon conversion of shares of the Series E Preferred.
(10)	Includes 300,000 shares of Common Stock issuable upon conversion of shares of Series C Preferred.
(11)
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

(12)
Represents 166,668 shares of Common Stock issuable upon conversion of shares of the Series D Preferred owned by Presidio Partners LP, Geary Partners L.P., Brady Retirement Fund LP and Presidio Offshore International.

(13)	Represents 40,000 shares of Common Stock issuable upon conversion of shares of the Series C Preferred and 50,000 shares of Common Stock issuable upon conversion of shares of the Series E Preferred.
(14)	Represents 125,000 shares of Common Stock issuable upon conversion of shares of the Series D Preferred.
(15)	Represents 100,000 shares of Common Stock issuable upon conversion of shares of the Series E Preferred.
(16)	Represents 83,333 shares of Common Stock issuable upon conversion of shares of the Series D Preferred.
(17)	Represents 16,667 shares of Common Stock issuable upon exercise of options.
(18)	Represents 16,667 shares of Common Stock issuable upon exercise of options.
(19)	Represents 82,917 shares of Common Stock issuable upon exercise of options.
(20)	Represents 62,500 shares of Common Stock issuable upon exercise of options.
(21)	Represents 12,500 shares of Common Stock issuable upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2000, 375,000 common stock warrants with an exercise price of $1.00 were issued to John Pappajohn, a director as consideration for his guarantee of a $1,500,000 credit facility with West Bank. As consideration for the renewal of his guarantee, we issued warrants to purchase 125,000 shares of common stock to Mr. Pappajohn in July 2003, exercisable at a price per share of $5.00. The warrants expire ten years from the date of grant, if not exercised. The terms of the credit line with West Bank are discussed above in Item 7 under the heading "Liquidation and Capital Resources."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the years ended December 31, 2004 and December 31, 2003 were

	2004	2003
Audit Fees	$99,000	$97,239
Audit-Related Fees	11,292	111,432
Tax Related Fees	12,500	13,250
Total Fees	$122,792	$221,921

Audit fees consist of professional services rendered for the annual audit for our financial statements and the quarterly reviews of the financial statements.

The aggregate fees billed for all audit-related services rendered by BDO for the years ended December 31, 2004 and 2003 principally covered due diligence in connection with acquisitions, accounting consultations, audits and consultations in connection with dispositions.

The aggregate amount billed for all tax fees for the years ended December 31, 2004 and 2003 , principally covered preparing and filing our federal consolidated and state tax returns.

No other professional services were rendered or fees were billed by BDO for the most recent fiscal year or for the year ending December 31, 2003.

The Audit Committee has adopted policies and procedures for the pre-approval of the above fees. All requests for services to be provided by BDO are submitted to the Audit Committee. Requests for all non-audit related services require pre-approval from the entire Audit Committee. A schedule of approved services is then reviewed and approved by the entire Audit Committee at each Audit Committee meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under Item 8 of this report on Form 10-K.

(2)
Schedules. An index of Exhibits and Schedules is on page 68 of this Report. Schedules other than those listed below have been omitted from this Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereon.

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES

Page Numbering Form 10-K
Schedules:
Valuation and Qualifying Accounts	71

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

FINANCIAL STATEMENTS AND SCHEDULES

All other schedules are omitted because they are not applicable or the required information is shown in the Audited Consolidated Financial Statements or the notes thereto.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLION HEALTHCARE, INC.

Date: March 29, 2005	By:	/s/ James Spencer
James Spencer Secretary, Treasurer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael P. Moran Michael P. Moran, Chairman, President and Chief Executive Officer Date: March 29, 2005

/s/ John Pappajohn John Pappajohn, Director Date: March 29, 2005

/s/ Derace Schaffer Derace Schaffer, M.D., Director Date: March 29, 2005

/s/ James Hoover James Hoover, Director Date: March 29, 2005

/s/ Harvey Werblowsky Harvey Werblowsky, Director Date: March 29, 2005

/s/ John Colloton John Colloton, Director Date: March 29, 2005

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act

Allion Healthcare, Inc. has not furnished, and does not intend to furnish, an annual report to its stockholders covering the 2004 fiscal year nor does it intend to furnish a proxy statement or other soliciting materials to its stockholders in 2005.

EXHIBIT INDEX

2.1	Confirmation Order dated February 1, 1999. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on October 10, 1999.)

2.2
First Amended Plan of Reorganization of The Care Group, Inc., et al dated January 2, 1998. (Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed on October 10, 1999.)

2.3
Stock Purchase Agreement, dated as of May 1, 2003, among MOMs Pharmacy, Inc., as buyer, Allion Healthcare, Inc. as parent, and Darin A Peterson and Allan H. Peterson collectively as sellers. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2003.)

2.4
Stock Purchase Agreement by and among MOMS Pharmacy, Inc. and Michael Stone and Jonathan Spanier dated as of January 4, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2005.)

2.5
Stock Purchase Agreement by and among MOMS Pharmacy, Inc. and Pat Iantorno, Eric Iantorno, Jordan Iantorno, Jordan Iantorno A/C/F Max Iantorno, Michael Winters and George Moncada dated as of February 28, 2005.(Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K filed on March 4, 2005.)

3.2	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit A to the Registrant’s proxy statement filed on June 4, 2003.)

3.3	Certificate of Designation of Rights and Preferences of Series A Preferred Stock of Allion Healthcare, Inc. *

3.4	Amended and Restated Certificate of Designation of Rights and Preferences of Series B Preferred Stock of Allion Healthcare, Inc. *

3.5	Certificate of Designation of Rights and Preferences of Series C Preferred Stock of Allion Healthcare, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-KSB filed on April 16, 2003.)

3.6	Certificate of Designation of Rights and Preferences of Series D Preferred Stock of Allion Healthcare, Inc. *

3.8	Certificate of Designation of Rights and Preferences of Series E Preferred Stock of Allion Healthcare, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2004.)

3.2	Second Amended and Restated By-laws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2003.)

4.1
Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to Darin A. Peterson, as of May 1, 2003 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2003.)

4.2
Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to Allan H. Peterson, as of May 1, 2003 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report of Form 8-K filed on May 16, 2003.)

4.3
Warrants to Purchase Common Stock of Allion Healthcare, Inc. issued to the former owners of North American Home Health Supply, Inc., as of January 4, 2005 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report of Form 8-K filed on January 10, 2005.)

4.4
Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to the former owners of Specialty Pharmacies Inc., as of February 28, 2005 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report of Form 8-K filed on March 4, 2005.)

4.5
Subordinated Secured Promissory Note of Allion Healthcare, Inc. dated as of May 1, 2003, in the principal amount of $1,187,500, issued to Darin A. Peterson (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 16, 2003.)

4.6
Subordinated Secured Promissory Note of Allion Healthcare, Inc., dated as of May 1, 2003, in the principal amount of $62,500, issued to Allan H. Peterson (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 16, 2003.)

4.7
Subordinated Secured Promissory Notes of Allion Healthcare, Inc., dated as of January 4, 2005, in the aggregate amount of $1,375,000, issued to the former owners of North American Home Health Supply, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 10, 2005.)

4.8
Subordinated Secured Promissory Notes of Allion Healthcare, Inc., dated as of February 28, 2005, in the aggregate amount of $1,900,000, issued to the former owners of Specialty Pharmacies, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 4, 2005.)

4.9
Continuing Guaranty of Allion Healthcare, Inc. Indebtedness to West Des Moines State Bank by Guarantor John Pappajohn dated as of December 16, 1999. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004)

4.10
Guaranty given by Allion Healthcare, Inc. to and for the benefit of Michael Stone and Jonathan Spanier dated as of January 4, 2005 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 10, 2005.)

10.1
Registration Rights Agreement, dated as of October 30, 2001, by and between Allion Healthcare, Inc. and Gainesborough, L.L.C (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on 10-KSB/A filed in May 2004).

10.2	Registration Rights Agreement, dated as of December 17, 2004 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2004)

10.3	1998 Stock Option Plan*

10.4	2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2003.)

10.5
Subordinated Security Agreement, dated as of May 1, 2003, among Allion Healthcare, Inc., as borrower, Darin A. Peterson and Allan H. Peterson, collectively, as lenders, and Darin A. Peterson, as collateral agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2003.)

10.6
Loan and Security Agreement, dated as of April 21, 1999, by and among the Registrant, The Care Group of Texas Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and HCFP Funding, Inc. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004.)

10.7
Amendment No. 1 to Loan and Security Agreement, executed as of July 27, 2001 and effective as of April 21, 2001, by and among the Registrant, The Care Group of Texas Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.)(Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004.)

10.8
Amendment No. 2 to Loan and Security Agreement, dated as of April 2002, by and among the Registrant, The Care Group of Texas, Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.)(Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004.)

10.9
Amendment No. 3 and Consent to Loan and Security Agreement, dated as of May 28, 2003, by and among the Registrant, The Care Group of Texas, Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.)(Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004.)

10.10
Amendment No. 4 to Loan and Security Agreement, dated as of September 2003, by and among the Registrant, The Care Group of Texas, Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.)(Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004.)

10.11	Agreement of Lease Between Reckson Operating Partnership, L.P and Allion Healthcare, Inc. (Filed as an Exhibit to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004)

10.12
Amendment No. 5 to Loan and Security Agreement, dated as of January 2005, by and among the Registrant, The Care Group of Texas, Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.)*

10.13
Amendment No. 6 to Loan and Security Agreement, dated as of February 2005, by and among the Registrant, The Care Group of Texas, Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.)*

10.14	AmerisourceBergen Prime Vendor Agreement dated September 15, 2003**

10.15
Letter Agreement with Oris Medical Systems, Inc. dated March 3, 2005 relating to potential software licensing arrangement under which we would secure an exclusive license from Oris Medical to use an electronic prescription writing system (Ground Zero Software’s LabTracker™ software). (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8K filed on March 7, 2005.)

10.16	Registration Rights Agreement, dated as of January 4, 2005, by and between Allion Healthcare, Inc. and Michael Stone and Jonathan Spanier.*

14.1	Code of Ethics. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004.)

21.1	Subsidiaries of the Registrant. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3	Certification by the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. § 1350 Section 906 of the Sarbanes-Oxley Act of 2002. ***

* - Filed herewith

** -Certain portions of this document have been omitted pursuant to a request for confidential treatment. We have filed non-redacted copies of this agreement with the Securities and Exchange Commission.

*** - These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Annual Report on Form 10-K or as a separate disclosure document.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period

Year ended December 31, 2002: Allowance for doubtful accounts	$281,799	$105,652	$110,845	$276,606
Year ended December 31, 2003: Allowance for doubtful accounts	$276,606	$236,558	$76,132	$437,032
Year ended December 31, 2004: Allowance for doubtful accounts	$437,032	$80,200	$220,912	$296,320

(1) Consists primarily of recoveries of accounts previously deemed uncollectable.