Form 10-Q
period 2005-03-31
ALLION HEALTHCARE INC
filed 2005-05-18
CIK 847935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-17821

ALLION HEALTHCARE, INC.

(Exact Name of registrant as specified in its charter)

Delaware	11-2962027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1660 Walt Whitman Road, Suite 105, Melville, NY 11747

(Address of principal executive offices)

Registrant’s telephone number: (631) 547-6520

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 6, 2005, the total number of outstanding shares of the Registrant’s common stock was 3,100,000.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	At March 31, 2005 (UNAUDITED)	At December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$978,353	$6,979,630
Accounts receivable, (net of allowance for doubtful accounts of $346,732 in 2005 and $296,320 in 2004)	8,328,373	4,678,596
Inventories	1,710,737	733,581
Prepaid expenses and other current assets	287,756	722,984

Total current assets	11,305,219	13,114,791

Property and equipment, net	597,004	561,732
Goodwill	11,957,574	4,472,068
Intangible assets, net	10,479,782	1,643,449
Other assets	65,360	203,622

TOTAL ASSETS	$34,404,939	$19,995,662

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,298,536	$6,784,658
Revolving credit line	2,039,846	1,154
Notes payable-subordinated	5,308,327	1,250,000
Current portion of capital lease obligations	140,152	130,640
Other current liabilities	100,000	100,000

Total current liabilities	19,886,861	8,266,452

LONG TERM LIABILITIES:
Mandatory redeemable warrants	1,898,215	—
Note payable	665,420	—
Capital lease obligations	163,985	193,306
Other	22,799	21,409

Total liabilities	22,637,280	8,481,167

CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, shares authorized 20,000,000; issued and outstanding 4,570,009 at March 31, 2005 and December 31, 2004.	4,570	4,570
Common stock, $.001 par value; shares authorized 80,000,000; issued and outstanding 3,100,000 at March 31, 2005 and December 31, 2004.	3,100	3,100
Additional paid-in capital	22,300,801	22,060,733
Accumulated deficit	(10,540,812)	(10,553,908)

Total stockholders’ equity	11,767,659	11,514,495

Total liabilities and stockholders’ equity	$34,404,939	$19,995,662

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2005	2004
Net sales	$22,695,749	$13,350,479
Cost of goods sold	19,122,146	11,786,813

Gross profit	3,573,603	1,563,666

Operating expenses:
Selling, general and administrative expenses	3,448,228	2,098,595

Operating income (loss)	125,375	(534,929)

Other income (expense):

Interest expense	(106,939)	(83,946)

Income (loss) from continuing operations	18,436	(618,875)

Provision for income taxes	0	7,284

Income (loss) from continued operations	18,436	(626,159)

Loss from discontinued operations – Texas	5,340	50,757

Net income (loss)	$13,096	$(676,916)

Basic income (loss) per common share:
Income (loss) from continued operations	$0.01	$(0.20)
(Loss) from discontinued operations	0.00	(0.02)

Net income (loss)	$0.01	$(0.22)
Diluted income (loss) per common share:
Income (loss) from continued operations	$0.00	$(0.20)
(Loss) from discontinued operations	0.00	(0.02)

Net income (loss)	$0.00	$(0.22)

Basic weighted average of common shares outstanding	3,100,000	3,100,000
Diluted weighted average of common shares outstanding	8,799,702	3,100,000

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,096	$(676,916)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	298,044	178,411

Changes in operating assets and liabilities:
Accounts receivable	78,743	(862,895)
Inventories	176,513	38,075
Prepaid expenses and other assets	17,856	26,832
Accounts payable and accrued expenses	214,077	(158,554)

Net cash provided by (used in) operating activities	798,329	(1,455,047)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(30,089)	(99,855)
Payments for acquisition of North American, net of cash acquired of $88,808	(5,196,408)	—
Payments for acquisition of Specialty Pharmacy	(5,002,628)	—
Payments for investment in Oris Medical	(100,000)	—

Net cash used in investing activities	(10,329,125)	(99,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock - net of fees	103,554	—
Proceeds from line of credit	12,355,840	14,600,000
Repayment of line of credit	(10,317,148)	(13,452,167)
Payment for IPO costs	(83,083)	—
Repayment of capital leases	(29,644)	(25,083)
Proceeds from note payable	1,500,000	—

Net cash provided by financing activities	3,529,519	1,122,750

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,001,277)	(432,152)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,979,630	640,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$978,353	$208,638

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2005

NOTE A ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

(a) Allion Healthcare, Inc. (the “Company” or “Allion”) was originally incorporated in 1983 under the name The Care Group Inc. In 1999, the Company changed its name to Allion Healthcare, Inc. The Company is a national provider of specialty pharmacy and disease management services focused on HIV/AIDS patients. The Company operates primarily under its trade name MOMS Pharmacy.

(b) The condensed consolidated financial statements include the accounts of Allion Healthcare, Inc. and its subsidiaries. In March 2005 the Company decided to cease its operations in Texas and is in the process of closing its Texas facility. The Company expects to complete this process by June 30, 2005 when its lease in Austin, Texas expires. The Company’s financial statements represent the Texas operations as discontinued operations for all periods presented in the accompanying consolidated statements of operations. The condensed consolidated balance sheet as of March 31, 2005, the condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004, are unaudited. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying balance sheet at March 31, 2005 has been derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other interim period.

(c) As of March 31, 2005, current liabilities exceeded our current assets by approximately $8.6 million. This is primarily attributable to the increased indebtedness incurred to acquire North American Home Health Supply, Inc. (“NAHH”) and Specialty Pharmacies, Inc. (“Specialty” or “SPI”), the cash used to fund a portion of the purchase price for those acquisitions and the additional accounts payable and accrued expenses we assumed in those acquisitions. The Company is obligated to repay $1.9 million of notes it issued in connection with its acquisition of SPI on the consummation of the Company’s initial public offering and is obligated to repay $2,625,000 of notes issued in connection with acquisitions from May 1, 2005 through January 1, 2007 and repay $1,500,000 to West Bank in September 2005. The Company expects to pursue several financing strategies to raise additional capital to meet its obligations, including drawing on its existing lines of credit, and a possible public offering of its common stock. In the absence of a public offering of its equity, the Company may seek to issue additional equity or debt securities or seek additional bank borrowings to satisfy its obligations. There can be no assurance that the Company will be successful in obtaining additional funds. If additional financing is available, there is no assurance it will be on terms acceptable to the Company. Any additional stock or convertible financing could result in substantial dilution to stockholders. In May 2005, the Company raised $2 million through a private placement of a subordinated note with an institutional accredited investor. See note K to the notes to our consolidated financial statements for a description of the terms of this subordinated note. If the Company does not raise additional capital, it believes it can maintain operations for the next twelve months with existing capital, funds from operations and available credit.

NOTE B EARNINGS PER SHARE

The Company presents earnings per share in accordance with SFAS No. 128, Earnings Per Share. All per share amounts have been calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive. Preferred stock convertible into 4,570,009 and 2,414,168 shares of common stock were outstanding at March 31, 2005 and 2004, respectively. The actual number of shares of common stock issuable upon conversion of our preferred stock may be greater as a result of anti-dilution provisions in our certificate of incorporation and certificates of designation which govern the rights of the outstanding preferred stock. Options and warrants to purchase approximately 3,331,575 and 2,413,973 shares of common stock were outstanding at March 31, 2005 and 2004, respectively. Preferred stock, options and warrant common shares were not included in the computation of diluted earnings per share for the three months ended March 31, 2004 because the effect would be antidilutive. A reconciliation of the basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Weighted average number of common shares outstanding used as the denominator in the basic earnings per share calculation	3,100,000	3,100,000
Additional shares assuming conversion of preferred stock at a 1:1 ratio	4,570,009	0
Additional shares assuming exercise of dilutive stock options and warrants	1,129,693	0

Shares used in diluted income/loss per share	8,799,702	3,100,000

NOTE C ACQUISITIONS

On January 4, 2005, MOMS Pharmacy, Inc., a California corporation and wholly-owned subsidiary of Allion Healthcare Inc., a Delaware corporation, entered into a stock purchase agreement with Michael Stone and Jonathan Spanier, who owned 100% of the stock of North American Home Health Supply, Inc., a California corporation (“NAHH”). On the same day, MOMS Pharmacy acquired 100% of the stock of NAHH from Messrs. Stone and Spanier, in accordance with the terms of a stock purchase agreement. In the transaction, Messrs. Stone and Spanier received cash, promissory notes of MOMS Pharmacy and warrants to purchase 150,000 shares of common stock of Allion. Allion also unconditionally guaranteed the payment of the promissory notes by its MOMS Pharmacy subsidiary, pursuant to a guaranty, dated January 4, 2005, in favor of Messrs. Stone and Spanier. Under the guaranty, Allion is absolutely, irrevocably and unconditionally liable for the performance of each and every obligation of MOMS Pharmacy under the promissory notes.

NAHH is engaged primarily in the pharmacy business in California. MOMS Pharmacy is engaged in the HIV/AIDS pharmacy business in California and is licensed to dispense prescriptions in all 50 states.

In accordance with the terms of the Stock Purchase Agreement, MOMS Pharmacy acquired 100% of the stock of NAHH for a combination of cash and securities:

•	$5,000,000 of cash paid;

•	promissory notes of MOMS Pharmacy, due January 1, 2006, in the aggregate principal amount of $675,000;

•	promissory notes of MOMS Pharmacy, due January 1, 2007, in the aggregate principal amount of $700,000; and

•	warrants issued by Allion to purchase an aggregate of 150,000 shares of Allion common stock, at an exercise price of $6.26 per share.

The notes accrue interest at a rate of 2.78% per year.

The purchase price is subject to a post-closing adjustment based on the amount of NAHH’s working capital as of the closing date. The purchase price also is subject to reduction for changes in the Medi-Cal rules and regulations at any time after the closing date which result in reduced reimbursement payments to North American for any enteral or nutritional products it sold in 2004. Any purchase price reduction due to changes in the Medi-Cal rules and regulations will be payable solely by offset against the outstanding principal amounts of the promissory notes issued in the transaction.

On February 28, 2005, MOMS Pharmacy, Inc., a California corporation and wholly-owned subsidiary of Allion Healthcare Inc., a Delaware corporation, entered into a stock purchase agreement with the owners (the “Sellers”) of 100% of the stock of Specialty Pharmacies, Inc., a Washington corporation (“Specialty”). On the same day, MOMS Pharmacy acquired 100% of the stock of Specialty from the Sellers, in accordance with the terms of a stock purchase agreement. In the transaction, the Sellers received cash, promissory notes of MOMS Pharmacy and warrants to purchase 351,438 shares of common stock of Allion. Allion unconditionally guaranteed the payment of the promissory notes issued to the Sellers by its MOMS Pharmacy subsidiary, pursuant to a guaranty, dated February 28, 2005, in favor of the Sellers. Under the guaranty, Allion is absolutely, irrevocably and unconditionally liable for the performance of the obligations of MOMS Pharmacy under the promissory notes.

Specialty is engaged primarily in the business of providing HIV/AIDS pharmacy services in Washington and California. MOMS Pharmacy is engaged in the HIV/AIDS pharmacy business in California and is licensed to dispense prescriptions in all 50 states.

On February 28, 2005, MOMS Pharmacy also acquired from Michael Tubb, pursuant to a Purchase Agreement signed on the same day, all rights he has to acquire capital stock of Specialty. In the transaction, MOMS Pharmacy paid a total of $1.2 million to Mr. Tubb, consisting of $600,000 cash and a $600,000 one-year promissory note due February 28, 2006. MOMS Pharmacy issued the $600,000 promissory note to Mr. Tubb as partial consideration for the purchase of his rights to acquire an interest in Specialty. The contingent consideration of the $600,000 promissory note is treated as non-recurring compensation under the Purchase Agreement dated February 28, 2005 between Specialty and Michael Tubb, based on his continued employment for one year post acquisition. The Company is accruing $50,000 per month as compensation expense over the twelve month period of the agreement. This note accrues interest at a rate equal to the lowest applicable federal rate. These payments are expressly conditioned on (i) the fulfillment of the non-solicitation and non-competition provisions of the purchase agreement between MOMS Pharmacy and Mr. Tubb, and (ii) Mr. Tubb’s continued employment with Specialty and his use of best efforts, time and attention to and on behalf of Specialty.

Pursuant to the terms of the Stock Purchase Agreement, MOMS Pharmacy acquired 100% of the stock of Specialty for the following combination of cash and securities:

•	$5,000,000 of cash paid;

•	promissory notes of MOMS Pharmacy, due February 28, 2006, in the aggregate principal amount of $1,900,000;

•	warrants issued by Allion to purchase an aggregate of 351,438 shares of Allion common stock, at an exercise price of $6.26 per share.

The purchase price is subject to a post-closing adjustment based on the amount of Specialty’s working capital as of the closing. If Specialty qualifies for the Medi-Cal Pilot Program for which it has applied, MOMS Pharmacy also agreed to reimburse Sellers up to a maximum of $200,000, for any amounts received by Specialty from Medi-Cal between September 1, 2004 and December 31, 2004.

MOMS Pharmacy issued one-year promissory notes of $1,900,000 to the former owners of Specialty as part of the consideration for the purchase of that business. The notes accrue interest at the prime rate plus 2% per annum.

In the event that Allion undertakes an initial public offering prior to February 28, 2006 and raises more than $25 million in the offering, the notes will become due and payable following completion of the offering.

Allion issued the Sellers warrants to purchase a total of 351,438 shares of Allion common stock at a per share exercise price of $6.26. The warrants were ascribed a fair market value of $1,898,215. They were recorded as a liability as the warrants are mandatorily redeemable upon the passage of time or upon a qualifying initial public offering.

The results of operations from the acquisitions are included as of the date companies were acquired.

The following tables describe the allocation of purchase price for these two acquisitions:

Purchase Price Paid for Specialty Pharmacies
Cash paid	$5,000,000
Pilot program payment	200,000
Notes payable	1,900,000
Fair value of warrants issued	1,898,215
Direct acquisition costs	401,391

Total Purchase Price	9,399,606
plus: net liabilities	376,367

$9,775,973

Allocation of Purchase Price
Covenant Not to Compete (five year life)	$75,000
Covenant Not to Compete (three year life)	222,672
Referral Lists (fifteen year life)	4,153,386
Workforce (part of goodwill)	400,190
Goodwill	4,924,725

$9,775,973

Purchase Price Paid for NAHH
Cash paid at closing	$5,000,000
Notes payable	1,375,000
Fair value of warrants issued	241,760
Direct acquisition costs	458,064

Total Purchase Price	7,074,824
less: net tangible assets	(298,650)
debt discount	(51,253)

$6,724,921

Allocation of Purchase Price
Covenant not to compete (five year life)	$50,000
Referral Lists (fifteen year life)	4,514,331
Goodwill	2,160,590

$6,724,921

The following pro forma results were developed assuming the acquisition of NAHH and SPI occurred January 1, 2004.

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Revenue	$27,261,858	$23,031,852
Net income	$385,478	$(311,679)
Basic earnings per Share	$0.12	$(0.10)
Diluted earnings per Share	$0.04	$(0.10)

On March 3, 2005, MOMS Pharmacy, Inc., a California corporation and wholly-owned subsidiary of Allion Healthcare, Inc., entered into a letter agreement with Oris Medical Systems, Inc., a California corporation based in San Diego. The letter contemplates a potential software licensing arrangement under which we would secure an exclusive license from Oris Medical to interface with a software system which enables healthcare providers to record, track, analyze and graph the outcomes of HIV/AIDS treatment combinations (Ground Zero Software’s LabTracker™ software). Under such a license, we would pay Oris Medical a per patient royalty fee (for patients using the software) that would be capped at $40 million. We are not obligated to enter into this software license or to complete any other transaction with Oris Medical. However, to secure the exclusive right to negotiate a software license with Oris Medical, or to negotiate an acquisition of Oris Medical, we have made, and have agreed to make in the future, certain payments to Oris Medical. We paid Oris Medical $100,000 and have agreed to pay them an additional $50,000 per month in each of April, May and June 2005 to cover Oris Medical’s monthly operating expenses. (If actual monthly operating expenses are higher, we are not obligated to pay any higher monthly amount unless we have consented to the excess expenses in advance.) In addition, if we complete an initial public offering of Allion common stock, we have agreed to pay Oris Medical an additional $1 million within three days of completion of that offering. In exchange for these payments, Oris Medical granted us an exclusivity right through August 31, 2005. We have the right, at our sole option, to extend this exclusivity period for up to four successive one-month periods if we pay Oris Medical’s monthly operating expenses for July-October 2005, up to $50,000 per month (with any higher monthly amounts being subject to our prior consent). We may not reach a definitive agreement on either a licensing or acquisition transaction with Oris Medical.

NOTE D CONTINGENCIES – LEGAL PROCEEDINGS

New York Medicaid Audit. In May 2004, the Company was notified that MOMS Pharmacy, Inc., the Company’s New York wholly owned subsidiary, is the subject of an audit and review being conducted by the New York State Department of Health. As part of the audit, the Department of Health withheld payment of Medicaid claims to us but ceased withholding payments in December 2004. The Department returned $800,000 of the total $920,000 it withheld from us. The Department may conclude that MOMS is subject to certain financial penalties and fines, in which case some or all of the remaining payments withheld will not be paid to the Company. At this time, management believes the outcome will not have a material adverse effect on the Company’s financial position and financial resources. The Company accrued the full amount of the monies still withheld as expenses in 2004.

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

NOTE E STOCK-BASED COMPENSATION PLANS

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

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income (loss), as reported	$13,096	$(676,916)
Deduct: Total stock-based employee compensation expense determined under fair value method used	(104,976)	(10,371)

Net loss, pro forma	$(91,880)	$(687,287)

Net income per share; basic, as reported	$0.01	$(.22)

Net income per share; diluted, as reported	$0.00	$(.22)

Basic and diluted net loss per share, pro forma	$(0.03)	$(.22)

NOTE F CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company provides prescription medications to its customers in the United States through its six wholly owned subsidiaries. Credit losses relating to customers historically have been minimal and within management’s expectations.

At December 31, 2004 and March 31, 2005, the Company maintained the majority of its cash and cash equivalents with two financial institutions.

Under certain federal and state third-party reimbursement programs, the Company received net patient revenues of approximately $16,558,000 and $12,886,000 for the three months ended March 31, 2005 and March 31, 2004, respectively. At March 31, 2005 and December 31, 2004, the Company had an aggregate outstanding receivable from federal and state agencies of approximately $6,908,000 and $3,400,000 respectively. At times the amount on deposit may exceed FDIC limits.

NOTE G MAJOR SUPPLIERS

During the three months ended March 31, 2005 and 2004, the Company purchased approximately $18,166,000 and $12,557,000, respectively from one major supplier. Amounts due to this supplier at March 31, 2005 and December 31, 2004 were approximately $7,935,000 and $4,260,000 respectively.

In September 2003, the Company signed a five-year agreement with a drug supplier that requires certain minimum purchases per the agreement. If the Company does not meet the minimum purchase commitments as set forth in the agreement, the Company will be charged a prorated amount of 0.20% of the projected volume remaining on the term of the Agreement. The agreement also states that the Company’s minimum purchases during the term of the agreement will be no less than $400,000,000. The Company has purchased approximately $86,900,000 from this drug wholesaler since the beginning of the term of this agreement and believes it will be able to meet its minimum purchase obligations under this agreement.

NOTE H SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

During the three months ended March 31, 2005 and 2004 the Company paid state and local taxes of $0 and $15,666, respectively.

Interest paid on credit facilities and capital leases for the three months ended March 31, 2005 and 2004 was $94,330 and $72,265, respectively.

The Company entered into $3,275,000 and $0 of debt in connection with its business acquisitions during the three month periods ended March 31, 2005 and 2004, respectively.

The Company issued warrants with a fair market value of $2,139,975 and $0 in connection with its business acquisitions during the three month periods ended March 31, 2005 and 2004, respectively.

NOTE I DISCONTINUED OPERATIONS

In March 2005 the Company decided to cease its operations in Texas and is in the process of closing its Texas facility. The Company expects to complete this process by June 30, 2005 when its lease in Austin, Texas expires. In accordance with the provisions of Statement of Financial Accounting Standard, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the results of operations for the Company’s Texas operations have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations. The assets and liabilities of the discontinued operations are not material.

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Revenue	$782,128	$1,096,638
Net loss	$(5,340)	$(50,757)

NOTE J REVOLVING CREDIT LINE

The Company has an available short-term revolving credit facility for up to $6.0 million. At March 31, 2005, the Company’s borrowing capacity was approximately $5.25 million, and its borrowings under this facility was approximately $2.0 million. This credit facility expires on April 21, 2006. Borrowings under the facility are based on the Company’s accounts receivable, bear interest at the “Prime Rate” plus 2% and are collateralized by a perfected and primary security interest in all of the Company’s assets, accounts receivable, trademarks, licenses and values of any kind of the Company. The prime rate at March 31, 2005 was 5.75%.

The Company has a line of credit from West Bank for $1.5 million that accrues interest at Prime Rate per annum, with the full principal payable in September of 2005. At March 31, 2005 there was $1.5 million drawn on the line of credit. The Prime Rate at March 31, 2005 was 5.75%. This bank loan has been guaranteed by one of the Company’s principal investors. As consideration for extending the guarantee in March 2005, we granted warrants to this investor in April 2005 to purchase 100,000 shares of common stock, exercisable at a price equal to the per share price in an initial public offering of the Company or, if no such offering occurs by April 20, 2006, $6.26 per share.

NOTE K SUBSEQUENT EVENTS

In May 2005, the Company raised $2 million in a private placement of a subordinated note with an institutional accredited investor. The note is payable on the first anniversary of its issuance, or earlier upon an initial public offering of the Company’s common stock that results in gross proceeds of at least $25 million (a “Qualified Public Offering”), and it accrues interest at a rate of 10% per annum. As additional consideration, the Company has also agreed to issue to this investor, upon a Qualified Public Offering, a warrant to purchase 40,000 shares of common stock. If a Qualified Public Offering does not occur by November 15, 2005, the number of shares of common stock issuable under the warrant will increase by 5,000 shares per month, up to a maximum of 70,000 shares in the aggregate. The warrants will expire on May 15, 2010 and will have an exercise price equal to the offering price per share of the common stock of the Company sold in the Qualified Public Offering. The warrants will be exercisable beginning six months after the Qualified Public Offering, but no earlier than December 31, 2005. If there is a change in control of the Company prior to issuance of the warrant, the Company is required to pay to this investor the amount by which the price per share paid in connection with the change in control transaction exceeds $6.26, multiplied by the number of shares of common stock issuable under the warrant had it been issued immediately prior to closing of the change of control transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of Part 1 of this Quarterly Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including, the reduction of reimbursement rates for primary services provided under Medicaid and AIDS Drug Assistance Program (ADAP) and possible other potential reductions in reimbursements by other state agencies, the ability of the Company to market its customized packaging system and the acceptance of such system by healthcare providers and patients, the ability of the Company to manage its growth with a limited management team, the ability of the Company to integrate acquisitions, and the other risks and uncertainties described from time to time in the Company’s public announcements and SEC filings, including without limitation the Company’s Quarterly and Annual Reports on Forms 10-Q and 10-K, respectively. All forward-looking statements included or incorporated by reference in this Quarterly Report on Form 10-Q are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

OVERVIEW

We are a national provider of specialty pharmacy and disease management services focused on HIV/AIDS patients. We sell HIV/AIDS medications, ancillary drugs and nutritional supplies under our trade name MOMS Pharmacy. We work closely with physicians, nurses, clinics and AIDS Service Organizations, or ASO’s, and with government and private payors, to improve clinical outcomes and reduce treatment costs for our patients. Most of our patients rely on Medicaid and other state-administered programs, such as the AIDS Drug Assistance Program, or ADAP, to pay for their HIV/AIDS medications. The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition.

We operate our business as a single segment configured to serve key geographic areas most efficiently. As of March 31, 2005, we operated seven distributions centers that are located strategically in California (3 separate locations), New York, Texas, Florida and Washington to serve major metropolitan areas in which high concentrations of HIV/AIDS patients reside. In discussing our results of operations, we address changes in the net sales contributed by each of these distribution centers because we believe this provides a meaningful indication of the historical performance of our business.

In March 2005, we decided to cease operating our Austin, Texas distribution center during 2005. A significant portion of the operations of our Austin, Texas distribution center was dedicated to serving organ transplant and oncology patients, and consistent with our strategy of focusing on the HIV/AIDS market, we decided not to continue this business. Our Texas operations had a net loss of $5,340 for the three-month period ended March 31, 2005. We do not expect to record any material expense associated with shutting down these facilities. As a result of our decision to discontinue our Texas operations, we have presented the results of the Texas distribution center as “discontinued operations.” As required by generally accepted accounting principles, we have restated prior periods to reflect the presentation of the Texas facility as “discontinued operations,” so that period-to-period results are comparable.

The key components of our financial results are our net sales, our gross profit and our operating expenses.

Net Sales. We sell HIV/AIDS prescription and ancillary medications, and nutritional supplies. As of March 31, 2005, approximately 69% of our gross sales came from payments from Medicaid and ADAP. These are both highly regulated government programs that are subject to frequent changes and cost containment measures. We continually monitor changes in reimbursement for HIV/AIDS medications.

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

Operating Expenses. Our operating expenses are made up of both variable and fixed costs. Variable costs increase as net sales increase. Our principal variable costs are labor and delivery. Fixed costs do not vary directly with changes in net sales. Our principal fixed costs are facilities and equipment and insurance. As we grow, subject to constraints such as facility size, we do not expect our fixed costs to increase as quickly as variable costs. We also believe that our existing fixed costs are sufficient to support additional growth in the number of patients we serve and the number of prescriptions we fill.

We have grown our business by acquiring other specialty pharmacies and expanding our existing business. We expect to continue to make acquisitions and to continue to expand our existing business. Since the beginning of 2003, we have acquired three specialty pharmacies in California. The acquisition of Medicine Made Easy, or MME, in 2003 contributed approximately $14 million of the $21 million increase in our net sales in 2003 over 2002. The two businesses we acquired in the first quarter of 2005, North American Home Health Supply, Inc. and Specialty Pharmacies, Inc., had aggregate annual net sales of approximately $41.5 million in 2004. We generate internal growth primarily by increasing the number of patients we serve. In addition, the price of HIV/AIDS medications has increased, and we are filling more prescriptions per patient. As discussed above, we decided to cease our Texas operations in March 2005. We began operating in Florida in 2002, and while our Florida operations continue to grow, they remain a relatively small part of our business.

In the first quarter of 2005, the Company recorded net income of $13,096. Historically, we had generated a net loss from our continuing operations. NAHH, which we acquired on January 4, 2005, has historically reported higher gross margins than our historical business and also reported net income. The higher gross margin for NAHH is due to a product mix that is reimbursed at higher amounts than the HIV/AIDS medications we sell. These higher margin products are not sold to HIV/AIDS patients. In light of our focus on serving HIV/AIDS patients, we expect that this higher margin business will become a smaller portion of our overall business over time. Consequently, we expect our gross margin to decline over time to levels more consistent with our historical HIV/AIDS operations. We, therefore, will depend on increases in the volume of business and sales of prescriptions to sustain our ability to produce net income. There is no assurance that we will be able to achieve the increases needed to generate sufficient net sales and gross profit to result in net income.

While we believe that we now have a sufficient revenue base to operate profitably given our anticipated operating and other expenses, our business remains subject to uncertainties and potential changes, as discussed below, that could result in losses. In particular, changes to reimbursement rates, unexpected increases in operating expenses, or declines in the number of patients we serve or the number of prescriptions we fill could adversely affect our future results.

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

Revenue Recognition. Net sales refer to our sales of medications and nutritional supplements to patients and are reported net of payor contractual discount. Revenue is recorded on amounts billed to patients, government and private payors and others in the period when delivery to our patients is completed. Any customer can initiate the filling of prescriptions by having a doctor call in prescriptions to our pharmacists, faxing over a prescription, or mailing prescriptions to one of our facilities. Once we have verified that the prescriptions are valid and have received authorization from a customer’s insurance company, the pharmacist then fills the prescriptions and ships the medications to the customers through our outside delivery service, an express courier service, or postal mail.

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

If we determine through the impairment review process that goodwill has been impaired, we record an impairment charge in our consolidated statement of income. Based on our impairment review process, we have not recorded any impairments during the period ended March 31, 2005.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•	“modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of statement 123(R) that remain unvested on the effective date.

•	“modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented, or (b) prior interim periods of the year of adoption.

SFAS No. 123(R) must be adopted in the first annual period beginning after June 15, 2005, which in our case would be the quarterly period beginning January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on January 1, 2006.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NET SALES

Net sales for the three months ended March 31, 2005 increased to $22,695,749 from $13,350,479 for the three months ended March 31, 2004, an increase of 70%. The following table sets forth the net sales for each of our distribution regions for the periods ended March 31, 2005 and 2004, respectively:

	Period ended March 31,
	2005	2004
Distribution Regions	Net Sales	Net Sales
California	$11,691,612	$4,966,104
New York	$10,149,794	$8,010,483
Florida	$550,917	$373,892
Seattle	$303,426	$—

Total	$22,695,749	$13,350,479

The increase in net sales for the three months ended March 31, 2005 as compared to the same period in 2004 is attributable primarily to the Company’s acquisitions (both in California) in the first quarter of 2005, as well as to an increase in volume from the addition of new patients at existing locations in New York, California and Florida. During the three month period ended March 31, 2005 the Company owned NAHH for three months and SPI for one month. Together, these acquisitions contributed $5,654,769 of revenue in the three month period ended March 31, 2005, or approximately 60.5% of the increase in revenue as compared to the first quarter of 2004.

GROSS PROFIT

Gross profit increased to $3,573,603 for the three months ended March 31, 2005 from $1,563,666 for the three months ended March 31, 2004. This represents an increase in gross margin for the first quarter of 2005 to 15.7% from 11.7% for the same period in 2004, which is primarily due to the impact of the acquisition of NAHH which had a gross margin of 35% during the first quarter of 2005 due to nutritional supplies sold to patients that do not have HIV/AIDS. We expect that this higher gross margin business will become a smaller portion of our overall business over time as we continue to focus on servicing HIV/AIDS patients. Excluding NAHH, our gross margin would have been 12.8% in the first quarter of 2005. The increase in gross margin excluding NAHH resulted from our decision to cease selling lower margin HIV/AIDS medications, ancillary drugs and nutritional supplies to patients serviced out of our New York distribution center.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended March 31, 2005 were $3,448,228 as compared to $2,098,595 for the three months ended March 31, 2004, but as a percentage of net sales they declined to 15.2% for the first quarter of 2005 from 15.7% for the same period in 2004. The decrease as a percentage of net sales was primarily due to reduced commercial insurance expense and other general expenses. The increase in selling, general and administrative expenses of $1,349,633 for the three months ended March 31, 2005 as compared to the same period in 2004 was primarily due to the inclusion of selling, general and administrative expenses from NAHH and SPI following our acquisition of these businesses. The acquisitions represented $965,870 of the increase. In addition to the increases in expenses related to the acquisitions, the following increases in selling, general and administrative expenses for the three months ended March 31, 2005, as compared to the same period in 2004 were associated with our historical businesses:

Components of Selling, General and Administrative Expense	Change ($)
Labor costs (additional employees and temporary help)	$168,307
Professional fees	108,404
Shipping costs	77,600

OPERATING INCOME (LOSS)

Operating income for the three months ended March 31, 2005 was $125,375 as compared to a loss of $534,929 for the three months ended March 31, 2004. The acquisitions of NAHH and SPI contributed approximately $358,000 of operating income in the first quarter of 2005. Excluding our acquisitions, we would have had a net loss of $357,693.

OTHER INCOME (EXPENSE)

For the three month period ended March 31, 2005, other income (expense) consists entirely of interest expense. Interest expense for the three months ended March 31, 2005 increased to $106,939 from $83,846 for the three months ended March 31, 2004. The increase in interest expense is primarily attributable to our increased short-term borrowing from our revolving credit facility and interest on the subordinated promissory notes payable related to the NAHH and SPI acquisitions.

PROVISION FOR TAXES

The Company recorded no provision for taxes for the three months ended March 31, 2005. The Company recorded a tax provision of $7,284 for the three months ended March 31, 2004. The provision for taxes relates solely to state tax payments.

The Company did not record any income tax expense for the first quarter of 2005 as a result of the availability of accumulated net operating losses. The Company is in the process of evaluating the amount of such losses available to offset income taxes that would otherwise be payable on future taxable earnings, as well as the period over which such losses may be carried forward. Laws and regulations governing the use of such losses are complex and could limit our ability to use these net operating losses. Further, losses may not be available to offset or reduce state or local income taxes, and we may be subject to other taxes such as the alternative minimum tax, even if our net operating losses are available for use, to offset or reduce federal income taxes.

NET INCOME (LOSS)

The Company recorded net income of $13,096 for the three months ended March 31, 2005, as compared to a net loss of $676,916 for the three months ended March 31, 2004. The net income reflects the impact of the higher gross profits and lower operating expenses (as a percentage of net sales), which produced operating income that exceeded interest and tax expenses. Excluding the net loss of discontinued operations of $5,340, the net income from continuing operations was $18,436.

LIQUIDITY AND CAPITAL RESOURCES

Our business historically operated at a net loss. As a result, we used third-party financing to fund our losses, as well as our capital requirements and our acquisitions. We have not historically had substantial capital expenditures. We have secured third-party financing through periodic sales of shares of our convertible preferred stock, as well as from available bank borrowings. While our business generated net income in the first quarter of 2005, and while we expect it to be able to generate net income in the future, we may experience future losses. If our business does not generate net income, or if that net income is insufficient to fund all of our capital requirements and acquisitions (in addition to our operating expenses), we will need to seek additional third-party financing. There is no assurance that in the future we will be able to secure additional third-party financing on favorable terms or at all. If we are unable to secure necessary third-party financing, or if the terms of such financing are unfavorable, our business and our financial condition would be materially and adversely affected.

As of March 31, 2005, our current liabilities exceeded our current assets by approximately $8.6 million. This is primarily attributable to the increased indebtedness we incurred to acquire NAHH and SPI, the cash we used to fund a portion of the purchase price for those acquisitions and the additional accounts payable and accrued expenses we assumed in those acquisitions. The Company is obligated to repay $1.9 million of notes it issued in connection with its acquisition of SPI on the earlier of February 28, 2006 or the consummation of an initial public offering of common stock by the Company and is obligated to repay $2,625,000 of notes issued in connection with our acquisitions from May 1, 2005 through January 1, 2007 and repay $1,500,000 to West Bank in September 2005. The Company expects to pursue several financing strategies to raise additional capital to meet its obligations, including drawing on its existing lines of credit, and a possible public offering of its common stock. In the absence of a public offering of its equity, the Company may seek to issue additional equity or debt securities or seek additional bank borrowings to satisfy its obligations. There can be no assurance that the Company will be successful in obtaining additional funds. If additional financing is available, there is no assurance it will be on terms acceptable to the Company. Any additional stock or convertible financing could result in substantial dilution to stockholders. In May 2005, the Company raised $2 million through a private placement of a subordinated note with an institutional accredited investor. See note K to the notes to our consolidated financial statements for a description of the terms of this subordinated note. If the Company does not raise additional capital, it believes it can maintain operations for the next twelve months with existing capital, funds from operations and available credit.

Operating Requirements

Our primary liquidity need is cash to purchase the medications that we require to fill prescriptions. Our primary vendor, AmerisourceBergen, requires payment within 31 days of delivery of the medications to us. We are reimbursed by third-party payors, on average, within 30 days after a prescription is filled and a claim is submitted in the appropriate format.

Our operations provided $798,329 of cash as of March 31, 2005, which was an improvement from the same period in 2004, when our operations used $1,455,047 of cash. The change reflects primarily the impact of decreases in our working capital as well as our net income in 2005. In September 2003, we began to purchase our medications primarily from AmerisourceBergen under a new wholesaling contract, which had more favorable payment terms than we had been able to secure previously from our wholesalers. These payment terms improved our liquidity and have enabled us to reduce our working capital.

The five-year purchase agreement that we signed with AmerisourceBergen in September 2003 improved our supplier payment terms from 13 to 31 days. Since entering into that agreement, we have purchased nearly all of our medications from AmerisourceBergen, although we continue to purchase some medications from other wholesalers and from manufacturers on various payment terms. Our contract with AmerisourceBergen requires us to make minimum purchases during the five-year term of the agreement that will be no less than $400,000,000. If we do not meet the aggregate minimum purchase commitments by the end of the five-year term, we will be charged 0.2% of the unpurchased volume commitment. At current purchasing levels, we expect to satisfy the minimum required purchase levels. Pursuant to the terms of this agreement, AmerisourceBergen has a subordinated security interest in all of our assets.

Long-Term Requirements

We expect that the cost of additional acquisitions will be our primary long-term funding requirement. In addition, as our business grows, we anticipate that we will need to invest in additional capital equipment, such as the machines we use to create the MOMSPak for dispensing medication to our patients. We also may be required to expand our existing facilities or to invest in modifications or improvements to new or additional facilities. If our business operates at a loss in the future, we will also need funding for such losses.

Historically, we have funded the cost of acquisitions and other non-operating expenses through third-party financing. In May 2005, the Company raised $2.0 million in a private placement of a subordinated note with an institutional accredited investor. See note K of the notes to our consolidated financial statements for a complete description of this financing transaction. We may, in the future, seek to raise additional capital by pursuing an initial public offering of our common stock. There is no assurance that any of these financing alternatives will be successful.

Capital Resources

At March 31, 2005 we had cash and cash equivalents of $978,353, down from $6,979,630 at December 31, 2004. The decrease in cash and cash equivalents is primarily from the payment of the cash portion of the purchase price for the acquisitions of NAHH and SPI.

We have a revolving credit facility with GE Capital for an amount up to a maximum of $6.0 million available to us for short-term borrowings, which expires in April 2006. Borrowings under the facility are based on our accounts receivable and bear interest at the “Prime Rate” plus 2%. At March 31, 2005, the Prime Rate was 5.75%. At March 31, 2005, our borrowing capacity was approximately $5.25 million. During the first quarter, our borrowings under the facility with GE Capital increased to $4.5 million, which included borrowings to fund a portion of the purchase price for the acquisitions of NAHH and SPI, as well as our ordinary working capital needs. However, as of March 31, 2005, in the ordinary course of our operations, we reduced our borrowings under the GE facility to $2.04 million. GE Capital’s security interest in our assets is senior to the security interest granted to AmerisourceBergen, pursuant to the terms of an intercreditor agreement between GE Capital and AmerisourceBergen.

In addition to the revolving credit line, as of March 31, 2005, we had a $1.5 million line of credit with West Bank, a Des Moines, Iowa bank. Interest on this credit line accrued interest at the Prime Rate per annum. As of March 31, 2005, all $1.5 million was drawn under this credit line to fund a portion of our recent acquisitions. This line of credit has been guaranteed by one of our directors (who also is one of our principal investors). The line of credit matures in September 2005.

CONTRACTUAL OBLIGATIONS

At March 31, 2005 our contractual cash obligations and commitments over the next five years were as follows:

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt Obligation (Notes) (1)	$4,473,747	$3,808,327	$665,420	$0	$0
Loan Payable - West Bank	1,500,000	1,500,000	0	0	0
Short Term Debt (3)	250,000	250,000	0	0	0
Mandatory Redeemable Warrants	1,898,215	0	1,898,215	0	0
Capital (Finance) Lease Obligations (1)	304,137	114,319	154,047	35,771	0
Operating Lease Obligations	1,116,199	410,121	647,461	58,617	0
Revolving Credit Line	2,039,846	2,039,846	0	0	0
Purchase Obligations (2)	313,102,036	93,977,036	219,125,000	0	0

Total	$324,684,180	$102,099,649	$222,490,143	$94,388	$0

(1)	Interest expense payments on these amounts are expected to approximate $311,414 over the next three years.
(2)	If we fail to satisfy the minimum purchase obligation under our purchase agreement with AmerisourceBergen, we would be required to pay an amount equal to 0.2% of the unpurchased commitments at the end of the five-year term of the contract.
(3)	The Company owes the Internal Revenue Service $100,000 from the Bankruptcy Court settlement dated September 29, 1999 which is due September 2005. In addition, this liability includes $150,000 of commitments for payment for an acquisition of Oris Medical Systems.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity. Our primary financial market risk exposure consists of interest rate risk related to interest that we are obligated to pay on our debt, the majority of which is variable-rate debt. The fair value of our variable rate debt is sensitive to changes in interest rates. If market rates decline, the required payments will decrease, and as rates increase, the amount we are required to pay will increase. Under our current policy, we do not use interest rate derivative instruments to manage our risk of interest rate fluctuations.

We have not hedged against our interest rate risk exposure. As a result, we will benefit from decreasing interest rates, but rising interest rates on our debt will also harm us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain a set of disclosure controls and procedures designed to provide us with reasonable assurance that information required to be disclosed in our filings under the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and disclosed in our filings within the time periods specified by the rules and regulations of the SEC. Our management does not expect that our disclosure controls and procedures will prevent all errors and fraud, as any control system is inherently limited by various factors and can provide only reasonable, and not absolute, assurance that the system’s goals will be achieved. Limitations of a control system can include faulty assumptions as to the likelihood of future events, errors in judgment or simple mistakes, resource and cost constraints, and inadequacies that develop over time because of changes in conditions and/or deterioration in compliance with policies and procedures. In view of these limitations, any evaluation of disclosure controls and procedures or internal control over financial reporting can provide only reasonable, and not absolute, assurance that control deficiencies and instances of fraud – if any – within the Company have been detected.

Under the supervision and with the participation of management, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report on Form 10-Q for the quarter ended March 31, 2005. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Quarterly Report has been made in a timely manner.

In connection with its audit of the 2004 financial statements of SPI, McGladrey & Pullin, identified certain material weaknesses in SPI’s internal controls that the auditors consider to be reportable conditions under standards established by the American Institute of Certified Public Accountants. McGladrey informed SPI’s board of directors of these matters, and we were also advised of these matters as a result of our acquisition of SPI. The auditors stated that SPI needed to implement an improved accounting system and implement better controls to segregate duties regarding the cash disbursements and cash receipts functions of SPI. Based on McGladrey’s letter and our own evaluation of SPI’s internal controls, we have taken a number of remedial steps, including increasing the number of persons (and making changes in the persons) who are primarily responsible for performing the accounting and financial duties at our SPI subsidiary. We also intend to move SPI onto our operational pharmacy system by the end of the third quarter of this year. In the course of our evaluation of SPI’s internal controls, we concluded that SPI’s accounts receivable system was not adequate and, if left uncorrected, could result in incorrect reporting and tracking of accounts receivable and cash collections. To address this specific matter, we have booked beginning and ending balances for SPI’s accounts receivable, from the date we acquired SPI through March 31, 2005, based on actual cash collections. We anticipate that we will be able to rely on SPI’s pharmacy system going forward to prepare our financial statements and disclosures.

Changes in internal control over financial reporting. As a result of our acquisitions of NAHH and SPI in the first quarter of fiscal 2005, our internal control over financial reporting now includes the operations of those businesses. We believe that as a result of these acquisitions, during the first quarter of 2005 there were changes to our internal control over financial reporting that have had, or could reasonably be expected to have, a material affect on our internal control over financial reporting. Those businesses did not historically prepare public reports or disclosures and have systems of internal control that differ from ours. We have evaluated and continue to analyze NAHH’s and SPI’s procedures and controls, and we have discussed these matters with the Audit Committee of our Board of Directors. We also have made certain changes, and expect to make additional changes in those procedures and controls, at the direction and under the supervision of our management and subject to the oversight of the Audit Committee. These changes include addressing the material weaknesses at SPI identified by SPI’s auditor, as discussed above. In addition, in conjunction with the acquisition of NAHH, we implemented at NAHH the same computer system that is currently in use in our historical operations. Until that time, we believe there are adequate controls in place to ensure that all material information that we are required to disclose in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

New York Medicaid Audit. In May 2004, the Company was notified that MOMS Pharmacy, Inc., the Company’s New York wholly owned subsidiary, is the subject of an audit and review being conducted by the New York State Department of Health. As part of the audit, the Department of Health withheld payment of Medicaid claims to us but ceased withholding payments in December 2004. The Department returned $800,000 of the total $920,000 it withheld from us. The Department may conclude that MOMS is subject to certain financial penalties and fines, in which case some or all of the remaining payments withheld will not be paid to the Company. At this time, management believes the outcome will not have a material adverse effect on the Company’s financial position and financial resources. The Company accrued the full amount of the monies still withheld as expenses in 2004.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 14, 2005, Allion Healthcare, Inc. granted John Pappajohn, one of Allion’s directors, warrants to purchase 100,000 shares of its common stock, as consideration for continuing his guarantee of Allion’s $1.5 million credit facility with West Bank until September 2005. The exercise price per share for each warrant will be equal to the initial public offering price per share for Allion’s common stock, provided, however, that if no initial public offering occurs by April 20, 2006, the exercise price per share for each warrant will be $6.26.

The warrants may be exercised at any time, in whole or in part, before April 14, 2015, at which time the warrants, to the extent not exercised, will expire and become null and void. Allion has agreed to reserve for issuance the number of shares of Allion common stock issuable upon exercise of the warrants.

In May 2005, the Company raised $2,000,000 in a private placement of a subordinated note with an institutional accredited investor. The note is payable on the first anniversary of its issuance, or earlier upon an initial public offering of the Company’s common stock that results in gross proceeds of at least $25 million (a “Qualified Public Offering”), and it accrues interest at a rate of 10% per annum. As additional consideration, the Company has also agreed to issue to this investor, upon a Qualified Public Offering, a warrant to purchase 40,000 shares of common stock. If a Qualified Public Offering does not occur by November 15, 2005, the number of shares of common stock issuable under the warrant will increase by 5,000 shares per month, up to a maximum of 70,000 shares in the aggregate. The warrants will expire on May 15, 2010 and will have an exercise price equal to the offering price per share of the common stock of the Company sold in the Qualified Public Offering. The warrants will be exercisable beginning six months after the Qualified Public Offering, but no earlier than December 31, 2005. If there is a change in control of the Company prior to issuance of the warrant, the Company is required to pay to this investor the amount by which the price per share paid in connection with the change in control transaction exceeds $6.26, multiplied by the number of shares of common stock issuable under the warrant had it been issued immediately prior to closing of the change of control transaction.

In connection with the sale, the Company entered into a registration rights agreement with the investor pursuant to which the investor has the right to demand the registration of the common stock issued upon exercise of the warrant. The note and warrant were sold pursuant to Regulation D of the Securities Act of 1933, as amended. The Company paid a placement agent fees of $160,000 in connection with the transaction.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

Exhibits
2.1	Stock Purchase Agreement by and among MOMS Pharmacy, Inc. and Michael Stone and Jonathan Spanier dated as of January 4, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2005.)

2.2	Stock Purchase Agreement by and among MOMS Pharmacy, Inc. and Pat Iantorno, Eric Iantorno, Jordan Iantorno, Jordan Iantorno A/C/F Max Iantorno, Michael Winters and George Moncada dated as of February 28, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2005.)

4.1	Warrant to Purchase common stock of Allion Healthcare, Inc. issued to Crestview Capital Master, LLC on May 13, 2005.

4.2	Subordinated Note issued to Crestview Capital Master, LLC on May 13, 2005

10.1	AmerisourceBergen Prime Vendor Agreement dated September 15, 2003. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)

10.2	Note Purchase Agreement between Allion Healthcare, Inc. and Crestview Capital Master, LLC dated as of May 13, 2005.

10.3	Amendment No. 7 to Loan and Security Agreement, dated as of May 13, 2005 by and among Allion Healthcare, Inc., The Care Group of Texas, Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.)

10.4	Registration Rights Agreement dated as of May 13, 2005, by and between Allion Healthcare, Inc. and Crestview Capital Master, LLC.

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2005

ALLION HEALTHCARE, INC.

By:	/s/ James G. Spencer
James G. Spencer
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)