Form 10-Q
period 2005-06-30
ALLION HEALTHCARE INC
filed 2005-08-15
CIK 847935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 4, 2005, there were 12,592,018 shares of the Registrant’s common stock, $.001 par value, outstanding.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS	At June 30, 2005 (UNAUDITED)	At December 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$23,964,641	$6,979,630
Investment in short term securities	13,387,000	0
Accounts receivable, (net of allowance for doubtful accounts of $400,032 in 2005 and $296,320 in 2004)	9,000,283	4,678,596
Inventories	1,770,591	733,581
Prepaid expenses and other current assets	1,261,829	722,984
Total current assets	$49,384,344	$13,114,791

Property and equipment, net	603,001	561,732
Goodwill	12,189,156	4,472,068
Intangible assets	11,388,404	1,643,449
Other assets	75,190	203,622
TOTAL ASSETS	$73,640,095	$19,995,662

LIABILTIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,540,413	$6,784,658
Revolving credit line	59,240	1,154
Notes payable-subordinated	1,557,721	1,250,000
Current portion of capital lease obligations	133,658	130,640
Other current liabilities	100,000	100,000
Total current liabilities	14,391,032	8,266,452

LONG TERM LIABILITIES:
Notes payable	673,994	—
Capital lease obligations	136,249	193,306
Other	24,189	21,409
Total liabilities	15,225,464	8,481,167
CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, shares authorized 20,000,000; issued and outstanding 0 at June 30, 2005 and 4,570,009 at December 31, 2004.	—	4,570
Common stock, $.001 par value; shares authorized 80,000,000; issued and outstanding 11,992,018 at June 30, 2005 and 3,100,000 at December 31, 2004.	11,992	3,100
Additional paid-in capital	70,211,067	22,060,733
Accumulated deficit	(11,808,428)	(10,553,908)
Total stockholders’ equity	58,414,631	11,514,495
Total liabilities and stockholders’ equity	$73,640,095	$19,995,662

See notes to condensed consolidated financial statements

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Net sales	$28,582,099	$14,475,530	$51,277,848	$27,826,009
Cost of goods sold	24,440,885	12,959,826	43,563,031	24,746,639

Gross profit	4,141,214	1,515,704	7,714,817	3,079,370

Operating expenses:
Selling, general and administrative expenses	3,987,683	2,435,265	7,435,911	4,541,144

Operating income (loss)	153,531	(919,561)	278,906	(1,461,774)

Interest expense	(451,634)	(92,850)	(558,573)	(176,795)
Other income	373,744	—	373,744	—

Income (loss) before discontinued operations	75,641	(1,012,411)	94,077	(1,638,569)

Loss from discontinued operations	(5,210)	(90,455)	(10,550)	(141,213)

Net Income (loss)	70,431	(1,102,866)	83,527	(1,779,782)

Deemed dividend on preferred stock	1,338,047	—	1,338,047	—

Net loss available to common shareholders	$(1,267,616)	$(1,102,866)	$(1,254,520)	$(1,779,782)

Basic and Diluted loss per common share:
Loss before discontinued operations	(0.31)	(0.33)	(0.35)	(0.53)
Loss on discontinued operations	—	(0.03)	—	(0.04)
Loss per share	$(0.31)	$(0.36)	$(0.35)	$(0.57)

Basic and Diluted weighted average of common shares outstanding	4,069,802	3,100,000	3,587,580	3,100,000

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED

	Six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$83,527	$(1,779,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	685,127	359,448
Deferred Rent	2,780	—
Mandatory Redeemable warrants	(316,744)	—
Provision for doubtful accounts	25,000	(9,118)

Changes in operating assets and liabilities:
Accounts receivable	(618,167)	(2,192,140)
Inventories	116,659	271,981
Prepaid expenses and other assets	(274,028)	150,468
Accounts payable and accrued expenses	429,854	(1,550)

Net cash provided by (used in) operating activities	$134,008	$(3,200,693)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(84,542)	(109,826)
Proceeds from sale of property and equipment	—	27,500
Investment in short term securities	(13,387,000)	—
Payments for acquisition of North American net of cash acquired of $88,808	(5,150,268)	—
Payments for acquisition of Specialty Pharmacy	(5,089,559)	—
Payments for acquisition of Oris Medical	(1,345,095)	—
Payments for acquisition of PMW Assets	(5,242)	—
Net cash used in investing activities	$(25,061,706)	$(82,326)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Preferred Stock, net of fees	$103,554	$8,060,575
Proceeds from line of credit	43,246,791	28,950,000
Repayment of line of credit	(44,058,705)	(25,523,848)
Net proceeds from IPO	46,576,541	—
Notes Payable and Mandatory Warrants from acquisitions	(3,034,093)	—
Repayment of capital leases and long-term debt	(4,421,379)	(60,656)
Proceeds from/(repayment of) Notes Payable	3,500,000	(2,650,000)

Net cash provided by financing activities	$41,912,709	$8,776,071

NET INCREASE IN CASH AND CASH EQUIVALENTS	$16,985,011	$5,493,052

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	6,979,630	640,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,964,641	$6,133,842

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2005

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

(b) The condensed consolidated financial statements include the accounts of Allion Healthcare, Inc. and its subsidiaries. The condensed consolidated balance sheet as of June 30, 2005 and the condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, are unaudited and have been prepared by the Company. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying condensed consolidated balance sheet at December 31, 2004 has been derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2005. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other interim period.

NOTE B EARNINGS PER SHARE

The Company presents earnings per share in accordance with SFAS No. 128, Earnings Per Share. All per share amounts have been calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive. Preferred stock convertible into common stock of 0 and 2,414,168 shares were outstanding at June 30, 2005 and 2004, respectively. Options and warrants to purchase approximately 3,083,849 and 2,413,973 shares of common stock were outstanding at June 30, 2005 and 2004, respectively. Preferred stock, options and warrant common shares were not included in the computation of diluted earnings per share for the periods ended June 30, 2005 and 2004 because the effect would be anti-dilutive. The diluted shares outstanding at the three and six month periods ended June 30, 2005 were 9,352,044 and 9,109,898 respectively.

NOTE C ISSUANCE OF CONVERTIBLE SUBORDINATED NOTES

In May 2005, the Company completed a private placement with an institutional accredited investor pursuant to which the Company issued warrants to purchase 40,000 shares of common stock of the Company and issued convertible subordinated notes in an amount equal to $2,000,000. The warrants expire in five years and have an exercise price of $13.00 per share. The notes and accrued interest were repaid with the proceeds of the Company’s initial public offering in June 2005. The Company paid placement agent fees and legal expenses of $176,000 in connection with the offering. These fees were recognized as interest expense during the three month period ended June 30, 2005 when the notes were repaid.

NOTE D  INITIAL PUBLIC OFFERING

On June 22, 2005, the Company completed an initial public offering of its common stock. The Company sold 4,000,000 shares of its common stock at a price of $13.00 per share. In addition, the Company granted the underwriters an option, exercisable until July 21, 2005, to purchase up to an additional 600,000 shares at the initial public offering price. On July 8, 2005, the underwriters exercised their over-allotment option to purchase 600,000 shares of common stock at $13.00 per share, less an underwriting discount and commission of $0.91 per share. The Company used the proceeds from its initial public offering to repay approximately $12,000,000 of its debt on June 27, 2005. The Company received net proceeds of $48,360,000 from the initial public offering and $7,254,000 from the exercise of the over-allotment option.

NOTE E ACQUISITIONS

On January 4, 2005, MOMS Pharmacy, Inc., a California corporation and wholly-owned subsidiary of Allion Healthcare Inc., a Delaware corporation, entered into a stock purchase agreement with Michael Stone and Jonathan Spanier, who owned 100% of the stock of North American Home Health Supply, Inc. (“NAHH”), a California corporation. On the same day, MOMS Pharmacy acquired 100% of the stock of NAHH from Messrs. Stone and Spanier, in accordance with the terms of a stock purchase agreement. In the transaction, Messrs. Stone and Spanier received cash, promissory notes of MOMS Pharmacy and warrants to purchase 150,000 shares of common stock of Allion. Allion also unconditionally guaranteed the payment of the promissory notes by its MOMS Pharmacy subsidiary, pursuant to a guaranty, dated January 4, 2005, in favor of Messrs. Stone and Spanier. Under the guaranty, Allion is absolutely, irrevocably and unconditionally liable for the performance of each and every obligation of MOMS Pharmacy under the promissory notes.

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

Pursuant to the terms of the Stock Purchase Agreement, MOMS Pharmacy acquired 100% of the stock of Specialty for the following combination of cash and securities:

•	$5,000,000 of cash paid;
•	promissory notes of MOMS Pharmacy, due February 28, 2006, in the aggregate principal amount of $1,900,000; and
•	warrants issued by Allion to purchase an aggregate of 351,438 shares of Allion common stock, at an exercise price of $6.26 per share.

The purchase price was subject to a post-closing adjustment based on the amount of Specialty’s working capital as of the closing. If Specialty qualifies for the Medi-Cal Pilot Program for which it has applied, MOMS Pharmacy also agreed to reimburse Sellers up to a maximum of $200,000, for any amounts received by Specialty from Medi-Cal between September 1, 2004 and December 31, 2004.

MOMS Pharmacy issued one-year promissory notes of $1,900,000 to the former owners of Specialty as part of the consideration for the purchase of that business. The notes accrue interest at the prime rate plus 2% per annum. At the closing of the initial public offering the notes were paid-off, net of a working capital adjustment of $498,631.

Allion issued the Sellers warrants to purchase a total of 351,438 shares of Allion common stock at a per share exercise price of $6.26. The warrants were ascribed a fair market value of $1,898,215. They were recorded as a liability as the warrants are mandatorily redeemable upon the passage of time or upon a qualifying initial public offering. Allion paid approximately $1,600,000 to repurchase 175,719 of the warrants issued to the Sellers and recognized a $316,744 gain that was recorded as an increase of other income.

On June 30, 2005, Oris Health, Inc, a newly-formed California corporation and wholly-owned subsidiary of the Company, acquired, pursuant to an asset purchase agreement dated May 19, 2005, all right, title and interest in and to certain intellectual property and other assets owned, leased or held for use by Oris Medical, Inc. (“Oris”), a Washington corporation, including an assignment of Oris’ license to use Ground Zero Software, Inc.’s computer software program known as LabTracker — HIV™, and Oris’ Oris System, an electronic prescription writing system. At the closing of the acquisition, Oris and Ground Zero were paid $850,000 and $150,000, respectively, in cash. In addition, pursuant to the terms of an earn-out formula set forth in the asset purchase agreement, Oris and Ground Zero may be paid on a quarterly basis an additional $40,000,000 in the aggregate, based on the net number of HIV patients of physician customers utilizing the LabTracker — HIV™ software or the Oris System to fill their prescriptions at MOMS Pharmacy, Inc. (“MOMS Pharmacy”) or an affiliate of MOMS Pharmacy. Oris’ and Ground Zero’s rights to these additional payments terminate 40 months after the closing of the acquisition and, under certain circumstances set forth in the asset purchase agreement, portions of these additional payments may be made in stock of the Company.

The results of operations from the acquisitions are included in Allion’s consolidated operating results as of the date the companies were acquired.

The following tables describe the allocation of purchase price for these three acquisitions:

Purchase Price Paid for Specialty
Cash paid	$5,000,000
Pilot program payment	200,000
Notes Payable	1,900,000
Fair value of warrants issued	1,898,215
Direct acquisition costs	475,639
Total Purchase Price	9,473,854
plus: net liabilities	415,149
$9,889,003

Allocation of Specialty Purchase Price
Covenant Not to Compete (five year life)	$75,000
Covenant Not to Compete (three year life)	222,672
Referral Lists (fifteen year life)	4,153,386
Workforce (part of goodwill)	400,190
Goodwill	5,037,755
$9,889,003

Purchase Price Paid for NAHH
Cash paid	$5,000,000
Notes Payable	1,375,000
Fair value of warrants issued	241,760
Direct acquisition costs	463,177
Total Purchase Price	7,079,937
less: net tangible assets	(298,650)
debt discount	(51,253)
$6,730,034

Allocation of NAHH Purchase Price
Covenant Not to Compete (five year life)	$50,000
Referral Lists (fifteen year life)	4,514,331
$6,730,034

Purchase Price Paid for Oris Medical (1)
Cash paid	$1,000,000
Operating expenses paid to seller	250,000
Employee severance payments	72,520
Direct acquisition costs	22,575
Total Purchase Price	1,345,095
less: net tangible assets	(29,000)
$1,316,095

Allocation of Purchase Price for Oris Medical
License agreement - Labtracker - exclusive rights (three year life)	$731,872
License agreement - Labtracker - nonexclusive rights (ten year life)	269,019
Computer software (three year life)	201,764
Workforce (goodwill)	113,440
$1,316,095

(1) The Company is presently evaluating the allocation of its purchase price among the assets acquired and expects to complete this allocation by the end of the year with the exception of any earn out payment.

The following pro forma results were developed assuming the acquisition of NAHH, Specialty and Oris Medical occurred January 1, 2004.

	Three Months Ended June 30, 2005	Three Months Ended0 June 30, 2004
Revenue	$28,582,099	$24,997,558
Net loss available to common stockholders	$(1,503,144)	$(574,432)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Revenue	$55,843,957	$48,029,410
Net loss available to common stockholders	$(1,353,194)	$(885,389)

NOTE F CONTINGENCIES - LEGAL PROCEEDINGS

New York Medicaid Audit. In May 2004, the Company was notified that MOMS Pharmacy, the Company’s New York wholly owned subsidiary, is the subject of an audit and review being conducted by the New York State Department of Health. As part of the audit, the Department of Health withheld payment of Medicaid claims to us but ceased withholding payments in December 2004. The Department returned $800,000 of the total $920,000 it withheld from us. The Department may conclude that MOMS is subject to certain financial penalties and fines, in which case some or all of the payments withheld will not be paid to the Company. At this time, management believes the outcome will not have a material adverse effect on the Company’s financial position and financial resources. The Company accrued the full amount of the monies still withheld as expenses in 2004.

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

	Six Months Ended
	June 30, 2005	June 30, 2004

Net loss available to common shareholders, as reported	$(1,254,520)	$(1,779,782)
Deduct: Total stock-based employee compensation expense determined under fair value method used	225,702	96,439
Net loss, pro forma	$(1,480,222)	$(1,876,221)

Net loss available to common shareholders per share; basic and diluted, as reported	$(0.35)	$(0.57)

Basic and diluted, pro forma	$(0.41)	$(0.61)

	Three Months Ended
	June 30, 2005	June 30, 2004

Net loss available to common shareholders, as reported	$(1,267,616)	$(1,102,866)
Deduct: Total stock-based employee compensation expense determined under fair value method used	110,685	78,982
Net loss, pro forma	$(1,378,301)	$(1,181,848)

Net loss available to common shareholders per share; basic and diluted, as reported	$(0.31)	$(0.36)

Basic and diluted, pro forma	$(0.34)	$(0.38)

NOTE H CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company provides prescription medications to its customers in the United States through its six wholly owned subsidiaries. Credit losses relating to customers historically have been minimal and within management’s expectations.

At December 31, 2004, the Company maintained the majority of its cash and cash equivalents with two financial institutions. At June 30, 2005, the Company maintained the majority of its cash and cash equivalents with one financial institution.

Under certain federal and state third-party reimbursement programs, the Company received gross patient revenues of approximately $42,255,500 and $27,440,000 for the six months ended June 30, 2005 and June 30, 2004, respectively. The Company received gross patient revenues of approximately $24,955,500 and $14,296,000 for the three months ended June 30, 2005 and June 30, 2004, respectively. At June 30, 2005 and December 31, 2004, the Company had an aggregate outstanding receivable from federal and state agencies of approximately $6,796,700 and $4,866,000 respectively.

NOTE I MAJOR SUPPLIERS

During the six months ended June 30, 2005 and 2004, the Company purchased approximately $41,946,000 and $26,195,000 respectively from one major supplier. During the three months ended June 30, 2005 and 2004, the Company purchased approximately $23,780,000 and $13,638,000 respectively from one major supplier. Amounts due to this supplier at June 30, 2005 and December 31, 2004 were approximately $8,322,000 and $4,260,000 respectively.

In September 2003, the Company signed a five-year agreement with a drug wholesaler that requires certain minimum purchases per the agreement. If the Company does not meet the minimum purchase commitments as set forth in the agreement, the Company will be charged a prorated amount of 0.20% of the projected volume remaining on the term of the Agreement. The agreement also states that the Company’s minimum purchases during the term of the agreement will be no less than $400,000,000. The Company has purchased approximately $110,678,000 from this drug wholesaler since the beginning of the term of this agreement and believes it will be able to meet its minimum purchase obligations under this agreement.

NOTE J SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Interest paid on credit facilities notes and capital leases for the six months ended June 30, 2005 and 2004 was $544,981 and $149,776, respectively.

NOTE K DISCONTINUED OPERATIONS

In March 2005 the Company decided to cease its operations in Texas and discontinue its business of serving organ transplant and oncology patients. The Company closed this facility as of June 30, 2005. In accordance with the provisions of Statement of Financial Accounting Standard, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the results of operations for the Company’s Texas operations have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Revenue	$1,526,727	$2,292,336
Net loss	$(10,550)	$(141,213)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Revenue	$744,598	$1,195,698
Net loss	$(5,210)	$(90,455)

NOTE L DEEMED DIVIDEND

The Company recognized a deemed dividend of $1,338,047 for additional shares of common stock, par value $.001 per share, issued in connection with the conversion of preferred stock immediately prior to the Company’s initial public offering. These additional shares were issued in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation and the Certificate of Designation of Rights and Preferences for the Series C, Series D and Series E Preferred Stock as follows:

Series C     31,667 shares of common stock at $5.00 per share;
Series D    113,151 shares of common stock at $6.00 per share; and
Series E     80,129 shares of common stock at $6.25 per share.

NOTE M SUBSEQUENT EVENTS

On July 8, 2005, the Company sold an additional 600,000 shares of its common stock, par value $.001 per share, at $13.00, less an underwriting discount and commission of $0.91 per share pursuant to the over-allotment option granted by the Company to the underwriters of its initial public offering. The Company received proceeds of $7,254,000 from this sale.

In July 2005, the Company was notified by the New York Medicaid that it qualifies as a specialized HIV pharmacy and is eligible to receive additional reimbursement rates under legislation enacted in New York in September 2004. Because the Company qualifies as a specialty pharmacy, it will receive reimbursements equal to the average wholesale price less 12%, plus a dispensing fee of $3.50 to $4.50 until March 31, 2006.

On August 5, 2005, Medicine Made Easy, a California corporation and wholly-owned subsidiary of the Company, purchased certain assets of Frontier Pharmacy & Nutrition, Inc. d/b/a PMW Pharmacy (“PMW”), a California-based specialty pharmacy focused on HIV/AIDS pharmacy services in the Long Beach, California area. Under the terms of the asset purchase agreement between the Company and PMW, the Company paid PMW $9,700,000 million to acquire selected assets, including PMW’s customer list of HIV/AIDS patients and inventory. For the twelve month period ended December 31, 2004, PMW reported unaudited net sales of approximately $24,000,000. The Company purchased approximately $152,000 of inventory from PMW.

On August 5, 2005, the Company notified GE HFS Holdings, Inc. f/k/a Heller Healthcare Finance (‘GE”) that it was terminating its existing credit facility with GE. The GE credit facility provided for the Company to borrow up to a maximum of $6,000,000, based on the Company’s accounts receivable and was due to expire on April 21, 2006. As a result of the completion of its initial public offering, the Company repaid the outstanding principal amount due under the GE credit facility and, as of August 5, 2005, had not made any subsequent borrowings. The Company will incur early termination penalties of approximately $60,000 in connection with the termination of the GE credit facility. The termination will be effective on August 20, 2005. The GE credit facility was also secured by substantially all of the assets of Allion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of Part 1 of this Quarterly Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the reduction of reimbursement rates for primary services provided under Medicaid and ADAP and possible other potential reductions in reimbursements by other state agencies, the ability of the Company to market its customized packaging system and the acceptance of such system by healthcare providers and patients, the ability of the Company to manage its growth with a limited management team, the ability of the Company to integrate acquisitions, and the other risks and uncertainties described from time to time in the Company’s public announcements and SEC filings, including without limitation the Company’s Quarterly and Annual Reports on Forms 10-Q and 10-K, respectively. All forward-looking statements included or incorporated by reference in this Quarterly Report on Form 10-Q are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

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

We operate our business as a single segment configured to serve key geographic areas most efficiently. As of June 30, 2005, we operated six distributions centers that are located strategically in California (3 separate locations), New York, Florida and Washington to serve major metropolitan areas in which high concentrations of HIV/AIDS patients reside. In discussing our results of operations, we address changes in the net sales contributed by each of these distribution centers because we believe this provides a meaningful indication of the historical performance of our business.

In March 2005, we decided to cease operating our Austin, Texas distribution center as of June 30, 2005. A significant portion of the operations of our Austin, Texas distribution center was dedicated to serving organ transplant and oncology patients, and consistent with our strategy of focusing on the HIV/AIDS market, we decided not to continue this business. We did not record any material expense associated with the discontinuance of these operations and the closing of our Austin, Texas facility. In 2004, our Austin, Texas distribution center contributed approximately $4,500,000 of net sales to our financial results. As a result of our decision to discontinue our Texas operations, we have presented the results of the Austin, Texas distribution center as “discontinued operations.” As required by generally accepted accounting principles, we have restated prior periods to reflect the presentation of the Austin, Texas facility as “discontinued operations,” so that period-to-period results are comparable.

The key components of our financial results are our net sales, our gross profit and our operating expenses.

Net Sales. We sell HIV/AIDS prescription and ancillary medications, and nutritional supplies. As of June 30, 2005, approximately 86% of our gross sales came from payments from Medicaid, Medicare and ADAP. These are all highly regulated government programs that are subject to frequent changes and cost containment measures. We continually monitor changes in reimbursement for HIV/AIDS medications.

Gross Profit. Our gross profit reflects net sales less the cost of goods sold. Cost of goods sold is the cost of pharmaceutical products we purchase from wholesalers, and is primarily dependent on contract pricing with our main wholesaler, AmerisourceBergen. The amount that we are reimbursed by government and private payors has historically increased as the price of the pharmaceuticals we purchase has increased. However, as a result of cost containment initiatives prevalent in the healthcare industry, private and government payors have reduced reimbursement rates, which prevents us from recovering the full amount of any price increases.

In the second quarter of 2005, we recorded net income of $70,431. Historically, we had generated a net loss from our continuing operations until the first quarter of 2005. North American Home Health Supply, Inc. (“NAHH”), which we acquired on January 4, 2005, has historically reported higher gross margins than our historical business and has also reported net income. The higher gross margin for NAHH is due to a product mix that is reimbursed at higher amounts than the HIV/AIDS medications we sell. The purchasers of these higher margin products are primarily not HIV/AIDS patients. In light of our focus on serving HIV/AIDS patients, we expect that this higher margin business will become a smaller portion of our overall business over time. Consequently, we expect our gross margin to decline over time to levels more consistent with our historical HIV/AIDS operations.

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

We have grown our business by acquiring other specialty pharmacies and expanding our existing business. We expect to continue to make acquisitions and to continue to expand our existing business. Since the beginning of 2003, we have acquired four specialty pharmacies in California. In August 2005, we acquired Frontier Pharmacy & Nutrition, Inc. d/b/a PMW Pharmacy, a specialty pharmacy focused on HIV/AIDS pharmacy services in California, which had unaudited net sales of approximately $24,000,000 in 2004. We also generate internal growth primarily by increasing the number of patients we serve and filling more prescriptions per patient. As discussed above, in June 2005, we ceased our Texas operations. We began operating in Florida in 2002, and while our Florida operations continue to grow, they remain a relatively small part of our business.

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

Revenue Recognition. Net sales refer to our sales of medications and nutritional supplements to patients and are reported net of the amount billed to patients, government and private payors and others in the period when delivery to our patients is completed. Any customer can initiate the filling of prescriptions by having a doctor call in prescriptions to our pharmacists, faxing over a prescription, or mailing prescriptions to one of our facilities. Once we have verified that the prescriptions are valid and have received authorization from a customer’s insurance company, the pharmacist then fills the prescriptions and ships the medications to the customers through our outside delivery service, an express courier service, or postal mail. We served 8,423 patients in the month of June 2005.

As of September 1, 2004, as part of the passage of the State of California budget, reimbursement rates for pharmacy services provided under Medi-Cal were reduced. Under the reduced reimbursement rate, prescriptions are reimbursed at the AWP less 17%, and the provider is paid a $7.25 dispensing fee. The previous reimbursement rate was AWP less 10% with a $4.05 dispensing fee. On September 28, 2004, California approved a three year HIV/AIDS Pharmacy Pilot Program that funds an additional $9.50 fee per prescription for qualified pharmacies that participate in the program. The payments are retroactive and apply to services rendered since September 1, 2004. We own two of the ten pharmacies that have qualified for the pilot program in California. We have not recognized the additional reimbursement under this program in our net sales.

In New York, reimbursement rates for pharmacy services provided under Medicaid were reduced in September 2004. Under the changed reimbursement rate, prescriptions are reimbursed at the AWP less 12.75%, plus a dispensing fee. The previous reimbursement rate was AWP less 12%, plus a dispensing fee of $3.50 to $4.50. Approved specialized HIV pharmacies will continue to be reimbursed at AWP less 12% plus a dispensing fee. The legislation authorizing the more favorable reimbursement rate is currently effective until March 31, 2006. We have been notified by the Department of Health in New York that we qualify for the specialized pharmacy reimbursement and we have recognized the expected revenue although it has not been paid for the three and six month periods ended June 30, 2005.

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

If we determine through the impairment review process that goodwill has been impaired, we record an impairment charge in our consolidated statement of income. Based on our impairment review process, we have not recorded any impairments during the period ended June 30, 2005.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

The following table sets forth the net sales and operating data for each of our distribution centers for the six months ended June 30, 2005 and 2004:

		Six Months Ended June 30,
	2005			2004
Distribution Region	Net Sales (2)	Prescriptions	Patient Months	Net Sales (2)	Prescriptions	Patient Months
California (1)	$28,267,954	139,985	32,111	$10,327,836	44,756	6,657
New York	$20,881,566	81,292	11,484	$16,672,283	67,349	10,149
Florida	$1,134,194	7,091	831	$825,890	4,623	545
Seattle (1)	$994,134	6,659	1,136	$—	—	—

Total	$51,277,848	235,027	45,562	$27,826,009	116,728	17,351

(1) California and Seattle operations for the six months ended June 30, 2005 included six months contribution from North American Home Health Supply, Inc. and four months of contribution from Specialty Pharmacies, Inc. All information about Austin, Texas has been excluded because of the termination of operations in that distribution center.
(2) As required by generally accepted accounting principles, we have restated prior periods to reflect the presentation of the Austin, Texas facility as “discontinued operations,” so that period-to-period results are comparable.

The prescription and patient month data has been presented to provide additional data about our operations. A prescription typically represents a 30-day supply of medication for an individual patient. “Patient months” represents a count of the number of months during a period that a patient received at least one prescription. If an individual patient received multiple medications during each month for a six month period, a count of six would be included in patient months irrespective of the number of medications filled each month.

NET SALES

Net sales for the six months ended June 30, 2005 increased to $51,277,848 from $27,826,009 for the six months ended June 30, 2004, an increase of 84%. The increase is primarily attributable to the Company’s acquisitions in the first quarter of 2005 and to an increase in volume from the addition of new patients in California, New York and Florida. As of June 30, 2005, the Company had owned NAHH for six months and Specialty Pharmacies, Inc. (“SPI”) for four months. Together these acquisitions contributed $15,400,000 of revenue or 66% of the increase for the six month period ended June 30, 2005. For the six months ended June 30, 2005, the Company has also recognized $87,000 of net sales for the increased reimbursement payments expected from the New York Medicaid. The Company has not recognized additional reimbursement for the California Pilot Program.

GROSS PROFIT

Gross profit was $7,714,817 and $3,079,370 for the six months ended June 30, 2005 and 2004 respectively, and represents 15.0% and 11.1% of net sales, respectively. The Company’s overall gross margin for the six months ended June 30, 2005 was approximately 3.9% higher than the gross margin for the six months ended June 30, 2004. This was primarily due to the acquisition of NAHH, which had a gross margin of 36.5% for the six months ended June 30, 2004. Excluding NAHH, the Company’s gross margin would have been 12.4% in the second quarter of 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $7,435,911 and $4,541,144 for the six months ended June 30, 2005 and 2004, respectively, and represented 14.5% and 16.3% of net sales, respectively. The increase in selling, general and administrative expenses of $2,894,767 for the six months ended June 30, 2005 as compared to the same period in 2004 was primarily due to the acquisitions of NAHH and SPI. The acquisitions represented $2,545,624 of the increase. In addition to the increases in expenses related to the acquisitions, the following increases were associated with the historical Company businesses:

Components of Selling, General and Administrative Expense	Change ($)
Labor costs	$244,596
Shipping costs	$142,160

Included in selling, general and administrative expenses for the six month period ended June 30, 2005 was $150,000 of compensation expense for expenses accrued for payment to one of the former owners of the San Francisco pharmacy acquired in the first quarter of 2005. Allion will accrue an additional $150,000 per quarter for a one-year period through March 2006, as long as this former owner remains in Allion’s employ.

OPERATING INCOME (LOSS)

Operating income was $278,906 and a loss of $1,461,774 for the six months ended June 30, 2005 and 2004, respectively, and represents 0.5% and (5.3%) of net sales, respectively. The increase in operating income (loss) is attributable to an increase in gross profit of $4,635,447 offset by an increase in selling, general and administrative expenses of $2,894,767. The overall increase resulted primarily from the acquisition of NAHH and SPI and organic growth at the Company’s existing pharmacies.

OTHER EXPENSE (INCOME)

Interest expense was $558,573 and $176,795 for the six months ended June 30, 2005 and 2004, respectively. The increase in interest expense is attributable to the Company’s increased short-term borrowing from its revolving credit facility during the second quarter of 2005, interest payments paid on the promissory notes issued as consideration in the NAHH and SPI acquisitions and $176,000 interest expense from deferred financing expenses related to the $2,000,000 private placement of convertible subordinated notes issued in May 2005. The convertible subordinated notes were repaid with proceeds from the initial public offering.

Other income was $373,744 and $0 for the six months ended June 30, 2005 and 2004 respectively. A gain of $316,744 was recognized on the extinguishment of mandatory redeemable warrants. The Company repurchased warrants to purchase 175,719 shares of common stock issued in connection with the acquisition of SPI with proceeds from the initial public offering at a price of $9 per warrant. Additional other income of $57,000 was recognized for increased reimbursement for New York Medicaid for the period from September 1, 2004 until December 31, 2004.

PROVISION FOR TAXES

For the six months ended June 30, 2005 and 2004 the Company recorded no provision for taxes as it believes that it will be able to use its historical losses offset taxable income. The Company is currently reviewing its ability to recognize historical net operating losses to offset taxes on taxable income in future periods.

NET INCOME (LOSS)

For the six months ended June 30, 2005, the Company recorded net income of $83,527 as compared to a net loss of $1,779,782 for the comparable period in the prior year. The increase in net income was primarily attributable to the acquisitions of NAHH and SPI (which had higher gross profits and lower selling, general and administrative expenses as a percent of net sales) in addition to organic growth of the Company’s existing pharmacies.

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

The following table sets forth the net sales and operating data for each of our distribution centers for the three months ended June 30, 2005 and 2004:

			Three Months Ended June 30,
		2005			2004
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months
California (1)	$16,576,342	84,544	18,004	$5,361,732	22,910	3,368
New York	$10,731,771	41,287	5,774	$8,661,800	34,789	5,226
Florida	$583,277	3,515	409	$451,998	2,588	299
Seattle (1)	$690,709	4,923	843	$—	—	—

Total	$28,582,099	134,269	25,030	$14,475,530	60,287	8,893

(1) As required by generally accepted accounting principles, we have restated prior periods to reflect the presentation of the Austin, Texas facility as “discontinued operations,” so that period-to-period results are comparable.

The prescription and patient month data has been presented to provide additional data about operations. A prescription typically represents a 30-day supply of medication for an individual patient. “Patient months” represents a count of the number of months during a period that a patient received at least one prescription. If an individual patient received multiple medications during each month of a three month period, a count of three would be included in patient months irrespective of the number of medications filled in each month.

NET SALES

Net sales for the three months ended June 30, 2005 increased to $28,582,099 from $14,475,530 for the three months ended June 30, 2004, an increase of 97%. The increase in net sales for the three months ended June 30, 2005 as compared to the same period in 2004 is primarily attributable to the Company’s acquisitions in the first quarter of 2005 and to an increase in volume from the addition of new patients in California, New York and Florida. During the three month period ended June 30, 2005, the Company owned NAHH and SPI for three months. Together these acquisitions contributed $9,800,000 of revenue or 69% of the increase in the three month period ended June 30, 2005. For the three month period ended June 30, 2005 the Company has also recognized $87,000 of net sales for the increased reimbursement expected from the New York Medicaid. $44,000 of net sales relates to services provided under New York Medicaid for the period of January 1, 2005 until March 30, 2005. The Company has not recognized additional reimbursement for the California Pilot Program.

GROSS PROFIT

Gross profit was $4,141,214 and $1,515,704 for the three months ended June 30, 2005 and 2004 respectively, and represents 14.5% and 10.5% of net sales, respectively. The Company’s gross margins for the three months ended June 30, 2005 increased by approximately 4.0% as compared with the gross margin for the three months ended June 30, 2004 primarily due to the acquisition of NAHH which had a gross margin of 38.4%. Excluding NAHH, the Company’s gross margin would have been 12.2% for the three months ended June 30, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $3,987,683 and $2,435,265 for the three months ended June 30, 2005 and 2004, respectively, and represented 14.0% and 16.8% of net sales, respectively. The increase in selling, general and administrative expenses of $1,552,418 for the three months ended June 30, 2005 as compared to the same period in 2004 was primarily due to the acquisitions of NAHH and SPI. The acquisitions represented $1,577,753 of the increase. Increases for historical Company operations in labor and shipping were offset by a decrease in professional expenses in three months ended June 30, 2005 as compared to the same period in 2004.

Components of Selling, General and Administrative Expense	Change ($)
Shipping costs	54,469
Labor costs	53,399
Professional expenses	(115,432)

Selling, general and administrative expenses for the six month period ended June 30, 2005 includes $150,000 of compensation expense for expenses accrued for payment to one of the former owners of the San Francisco pharmacy acquired in the first quarter of 2005. Allion will accrue an additional $150,000 per quarter for a one-year period through March 2006, as long as this former owner remains in Allion’s employ.

OPERATING INCOME (LOSS)

Operating income was $153,531 and a loss of $919,561 for the three months ended June 30, 2005 and 2004, respectively and represents 0.5% and (6.4%) of net sales, respectively. The increase in operating income (loss) is attributable to an increase in gross profit of $2,625,510 offset by an increase in selling, general and administrative expenses of $1,552,418. The overall increase resulted primarily from the acquisitions of NAHH and SPI and organic growth of the Company’s existing pharmacies. Operating income also increased as a result of a $316,744 gain on extinguishment of mandatory redeemable warrants following the closing of the initial public offering in which the Company repurchased warrants to purchase 175,719 shares of common stock that it issued in connection with the acquisition of SPI at a price of $9 per warrant.

OTHER EXPENSE (INCOME)

Interest expense was $451,634 and $92,850 for the three months ended June 30, 2005 and 2004, respectively. The increase in interest expense is attributable to the Company’s increased short-term borrowing from its revolving credit facility during the second quarter of 2005, interest on promissory notes payable related to its acquisitions in the second quarter of 2005 and $176,000 interest expense from deferred financing expenses related to the $2,000,000 private placement of convertible subordinated notes.

Other income was $373,744 and $0 for the three months ended June 30, 2005 and 2004 respectively. A gain of $316,744 was recognized on the extinguishment of mandatory redeemable warrants. The Company repurchased warrants to purchase 175,719 shares of common stock issued in connection with the acquisition of SPI with proceeds from the initial public offering at a price of $9 per warrant. Additional other income of $57,000 was recognized for increased reimbursement for New York Medicaid for the period from September 1, 2004 until December 31, 2004.

PROVISION FOR TAXES

For the three months ended June 30, 2005 and 2004 the Company recorded no provision for taxes as it believes that it will be able to use its historical losses offset taxable income. The Company is currently reviewing its ability to recognize historical net operating losses to offset taxes on taxable income in future periods.

NET INCOME (LOSS)

For the three months ended June 30, 2005, the Company recorded a net income of $70,431 as compared to a net loss of $1,102,866 for the comparable period in the prior year. The increase in net income was primarily attributable to the acquisitions of NAHH and SPI, which had higher gross profits and lower selling, general and administrative expenses as a percent of net sales, coupled with organic growth of the Company’s existing pharmacies.

LIQUIDITY AND CAPITAL RESOURCES

On June 22, 2005, the Company completed an initial public offering of its common stock. The Company sold 4,000,000 shares of its common stock at a price of $13.00 per share. In addition, the Company granted the underwriters an option, exercisable until July 21, 2005, to purchase up to an additional 600,000 shares at the initial public offering price to cover over-allotments. On July 8, 2005, the over-allotment option was exercised at $13.00 per share, less underwriting discounts and commissions of $0.91 per share. The Company used initial public offering proceeds to repay approximately $12,000,000 of its debt on June 27, 2005. As of August 1, 2005, we had approximately $42,000,000 in cash and short-term investments. We expect to use the proceeds from our initial public offering to fund our losses, capital expenditures and acquisitions for at least the next 12 months.

Operating Requirements

Our primary liquidity need is cash to purchase the medications that we require to fill prescriptions. Our primary vendor, AmerisourceBergen, requires payment within 31 days of delivery of the medications to us. We are reimbursed by third-party payors, on average, within 30 days after a prescription is filled and a claim is submitted in the appropriate format.

Our operations provided $134,008 of cash over the six month period ended June 30, 2005, which was an improvement from the same period in 2004, when our operations used $3,200,693 of cash. The change reflects primarily our decreased net loss in 2005 as well as the impact of increases in our working capital resulting from our acquisitions in the first quarter of 2005. In September 2003, we began to purchase our medications primarily from AmerisourceBergen under a new wholesaling contract, which had more favorable payment terms than we had been able to secure previously from other wholesalers. These payment terms improved our liquidity and enabled us to reduce our working capital.

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

As the result of our initial public offering, we believe that our cash balances are sufficient to provide us with the capital required to fund our working capital needs and operating expense requirements for at least the next 12 months. In August 2005, we canceled the $6,000,000 revolving credit facility with GE Capital, which was to expire in April 2006. We will continue to evaluate our need to replace the GE facility. There is no assurance, however, that we will be able to secure another credit facility or additional third-party financing on favorable terms or at all. Although, we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements beyond the next twelve months, unanticipated events and opportunities may make it necessary for us to return to the public markets or establish new credit facilities or raise capital in private transactions in order to meet our capital requirements.

Capital Resources

At June 30, 2005 we had cash, cash equivalents and short-term investments of approximately $37,400,000 .

In August 2005, we canceled a $6,000,000 revolving credit facility with GE Capital which was to expire in April 2006. There were no borrowings outstanding on the facility. We decided to cancel the facility because of the cost and expense associated with borrowing money pursuant to the terms of the facility, and due to the covenants imposed on us, including a requirement that we obtain GE’s consent to proceed with acquisitions. We had used borrowings under the GE facility primarily to finance our weekly purchases of medications, and would repay the amount we borrowed during the course of a week as we received payments from government and private payors. As a result of the proceeds from our initial public offering, we have sufficient cash to finance the purchases of medications we will need to meet our customers' needs. The Company will incur early termination penalties of approximately $60,000 in connection with the termination of the GE credit facility.

We have a $1,500,000 line of credit with West Bank, a Des Moines, Iowa bank. We repaid this credit line with proceeds from our initial public offering. We do not expect to borrow additional amounts prior to termination of this facility in September 2005.

CONTRACTUAL OBLIGATIONS

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt Obligation (1)	$2,231,715	$1,557,721	$673,994	$0	$0
Long-Term Debt - IRS	100,000	100,000	0	0	0
Capital Lease Obligations (1)	269,907	133,658	112,118	24,131	0
Operating Lease Obligations	1,003,233	354,882	642,443	5,908	0
Purchase Commitments (2)	289,322,341	90,447,341	198,875,000	0	0
Total	$292,927,196	$92,593,602	$200,303,555	$30,039	$0

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity. We have limited exposure to financial market risks, including changes in interest rates. At June 30, 2005, we had cash and cash equivalents of approximately $23,965,000 and short-term investments of approximately $13,387,000. Cash and cash equivalents consisted of demand deposits, money market accounts and investment-grade. Short-term investments consisted of highly liquid investments in debt obligations of the U.S. Government and other highly rated entities with maturities of one year or less. These investments are classified as available-for-sale and are considered short-term, because we expect to sell them within 12 months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates continue to rise, the value of our short-term investments would decrease. We expect to sell these investments prior to maturity, and therefore, we may not realize the full value of these investments. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest only in short-term, investment grade, interest-bearing instruments and thus do not expect future interest rate risk to be significant. The interest rates on outstanding notes payable are not subject to change with changes in market interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain a set of disclosure controls and procedures designed to provide us with reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and disclosed in our filings within the time periods specified by the rules and regulations of the SEC. Our management does not expect that our disclosure controls and procedures will prevent all errors and fraud, as any control system is inherently limited by various factors and can provide only reasonable, and not absolute, assurance that the system’s goals will be achieved. Limitations of a control system can include faulty assumptions as to the likelihood of future events, errors in judgment or simple mistakes, resource and cost constraints, and inadequacies that develop over time because of changes in conditions and/or deterioration in compliance with policies and procedures. In view of these limitations, any evaluation of disclosure controls and procedures or internal control over financial reporting can provide only reasonable, and not absolute, assurance that control deficiencies and instances of fraud - if any - within the Company have been detected.

Under the supervision and with the participation of management, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this quarterly report on Form 10-Q for the quarter ended June 30, 2005. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Quarterly Report has been made in a timely manner.

In connection with its audit of the 2004 financial statements of SPI, McGladrey & Pullin, LLP, identified certain material weaknesses in SPI’s internal controls that the auditors consider to be reportable conditions under standards established by the American Institute of Certified Public Accountants. McGladrey informed SPI’s board of directors of these matters, and we were also advised of these matters as a result of our acquisition of SPI. The auditors stated that SPI needed to implement an improved accounting system and implement better controls to segregate duties regarding the cash disbursements and cash receipts functions of SPI. Based on McGladrey’s letter and our own evaluation of SPI’s internal controls, we have taken a number of remedial steps, including increasing the number of persons (and making changes in the persons) who are primarily responsible for performing the accounting and financial duties at our SPI subsidiary. We also intend to move SPI onto our operational pharmacy system by the end of the third quarter of this year. In the course of our evaluation of SPI’s internal controls, we concluded that SPI’s accounts receivable system was not adequate and, if left uncorrected, could result in incorrect reporting and tracking of accounts receivable and cash collections. We anticipate that we will be able to rely on SPI’s pharmacy system going forward to prepare our financial statements and disclosures.

Changes in internal control over financial reporting. As a result of our acquisitions of NAHH and SPI in the first quarter of fiscal 2005, our internal control over financial reporting now includes the operations of those businesses. We believe that as a result of these acquisitions, during the first quarter of 2005 there were changes to our internal control over financial reporting that have had, or could reasonably be expected to have, a material affect on our internal control over financial reporting. Those businesses did not historically prepare public reports or disclosures and have systems of internal control that differ from ours. During the second quarter, we have continued to analyze NAHH’s and SPI’s procedures and controls, and have made certain changes in their procedures and controls, at the direction and under the supervision of our management and subject to the oversight of the Company's Audit Committee. We believe we have addressed the previously identified material weaknesses at SPI identified by SPI’s auditor, as discussed above. In addition, we have almost completed the transition of NAHH’s business onto the computer system that is used in our historical operations. We believe we have adequate controls in place to ensure that all material information that we are required to disclose in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In addition to the matters referenced in our Form 10-Q filed for the quarter ended March 31, 2005, we are involved from time to time in legal actions arising in the ordinary course of our business. We currently have no pending or threatened litigation that we believe will result in an outcome that would materially affect our business. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 21, 2005, the United States Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-1 (Registration No. 333-124099). The Company sold 4,000,000 shares of its common stock, par value $.001 per share, at a price of $13.00 per share, less underwriting discounts and commissions of $0.91 per share. Thomas Weisel Partners LLC, William Blair & Company, L.L.C. and First Albany Capital Inc. acted as lead underwriters for our initial public offering (collectively, the “Underwriters”). In connection with the offering, we granted the Underwriters an option to purchase up to an additional 600,000 shares at the initial public offering price, which was subsequently exercised on July 8, 2005. The Company received aggregate net proceeds of $55,614,000 from the initial public offering of its common stock. Aggregate underwriting discounts and commissions totaled $4,186,000, and the Company incurred estimated expenses of approximately $2,000,000. None of the expenses in connection with the offering were paid directly or indirectly to our directors or officers or our associates, or to persons owning 10% or more of our common stock or other affiliates.

The Company used the initial public offering proceeds to repay approximately $12,000,000 of its debt as follows:

•	$1,900,000 to repay the promissory notes given to the previous owners of SPI;
•	$1,600,000 to repurchase 175,719 of the warrants we issued to the previous owners of SPI;
•	$1,000,000 to Oris Medical pursuant to the terms of the definitive agreement with Oris Medical;
•	approximately $4,000,000 to repay the amount outstanding under our GE credit facility;
•	approximately $1,500,000 to repay the amount outstanding under our loan with West Bank;
•	approximately $2,000,000 to repay the amount outstanding under our subordinated note issued to an institutional accredited investor; and
•	the remaining amount for working capital and other general corporate purposes.

In August, 2005, the Company used $9,700,000 of proceeds from the initial public offering to purchase certain assets of Frontier Pharmacy & Nutrition, Inc. d/b/a PMW Pharmacy.

In May 2005, the Company raised approximately $2,000,000 in a private placement of convertible subordinated note with an institutional accredited investor. The Company issued warrants to purchase 40,000 shares of common stock of the Company and convertible subordinated notes in an amount equal to $2,000,000. The warrants expire in five years and have an exercise price of $13.00 per share. In connection with the sale, the Company entered into a registration rights agreement with the investor pursuant to which the investor has the right to demand the registration of the common stock issued upon exercise of the warrant. The note and warrants were sold pursuant to Regulation D of the Securities Act of 1933, as amended. The notes and accrued interest were repaid with the proceeds of the Company’s initial public offering in June 2005. The Company paid a placement agent fees and legal expenses of $176,000 in connection with the offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

10.1	Asset Purchase Agreement by and among Medicine Made Easy and Frontier Pharmacy & Nutrition Inc. dated as of August 4, 2005

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Certification of the Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLION HEALTHCARE, INC.

Date: August 15, 2005	By:	/s/ James G. Spencer
James G. Spencer Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)