Form 10-Q
period 2005-09-30
ALLION HEALTHCARE INC
filed 2005-11-14
CIK 847935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 3, 2005, there were 12,801,998 shares of the Registrant’s common stock, $.001 par value, outstanding.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	At Sept. 30, 2005 (UNAUDITED)	At December 31, 2004
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$5,983,362	$6,979,630
Short term investments and securities held for sale	28,812,000	—
Accounts receivable, (net of allowance for doubtful accounts of $431,212 in 2005 and $296,320 in 2004)	12,229,967	4,678,596
Inventories	2,095,625	733,581
Prepaid expenses and other current assets	705,185	722,984

Total current assets	49,826,139	13,114,791

Property and equipment, net	653,732	561,732
Goodwill	14,750,870	4,472,068
Intangible assets	17,742,521	1,643,449
Other assets	87,490	203,622

TOTAL ASSETS	$83,060,752	$19,995,662

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,709,875	$6,784,658
Revolving credit line	1,009	1,154
Notes payable-subordinated	670,797	1,250,000
Current portion of capital lease obligations	123,002	130,640
Other current liabilities	—	100,000

Total current liabilities	15,504,683	8,266,452

LONG TERM LIABILITIES:
Notes payable - subordinated	678,352	—
Capital lease obligations	112,603	193,306
Other	25,804	21,409

Total liabilities	16,321,442	8,481,167

CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, shares authorized 20,000,000; issued and outstanding 0 at September 30, 2005 and 4,570,009 at December 31, 2004.	—	4,570
Common stock, $.001 par value; shares authorized 80,000,000; issued and outstanding 12,801,748 at September 30, 2005 and 3,100,000 at December 31, 2004.	12,802	3,100

Additional paid-in capital	77,685,946	22,060,733
Accumulated deficit	(10,959,438)	(10,553,908)

Total stockholders’ equity	66,739,310	11,514,495

Total liabilities and stockholders’ equity	$83,060,752	$19,995,662

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net sales	$33,926,592	$15,893,419	$85,261,440	$43,719,427
Cost of goods sold	28,108,735	13,920,457	71,671,766	38,667,098

Gross profit	5,817,857	1,972,962	13,589,674	5,052,329

Operating expenses:
Selling, general and administrative expenses	5,160,666	2,276,776	12,596,577	6,823,693

Operating income (loss)	657,191	(303,814)	993,097	(1,771,364)

Interest income (expense)	199,154	(30,064)	(359,419)	(201,085)
Other income (expense)	—	—	316,744	—

Income (loss) from continuing operations	856,345	(333,878)	950,422	(1,972,449)

Loss from discontinued operations	(7,355)	(36,521)	(17,905)	(177,733)

Net Income (loss)	848,990	(370,399)	932,517	(2,150,182)

Deemed dividend on preferred stock	—	—	1,338,047	—

Net income (loss) available to common shareholders	$848,990	$(370,399)	$(405,530)	$(2,150,182)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.07	$(0.11)	$(0.06)	$(0.64)
Loss from discontinued operations	—	(0.01)	—	(0.06)

Earnings (loss) per share	$0.07	$(0.12)	$(0.06)	$(0.69)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.06	$(0.11)	$(0.06)	$(0.64)
Loss from discontinued operations	—	(0.01)	—	(0.06)

Earnings (loss) per share	$0.06	$(0.12)	$(0.06)	$(0.69)

Basic weighted average of common shares outstanding	12,635,160	3,100,000	6,636,738	3,100,000

Diluted weighted average of common shares outstanding	14,921,283	3,100,000	6,636,738	3,100,000

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$932,517	$(2,150,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,276,608	538,163
Deferred rent	4,395	—
Gain on redemption of mandatory redeemable warrants	(316,744)	—
Provision for doubtful accounts	55,000	(97,646)
Non-cash interest expense	60,000	—
Debt discount on acquisition notes	51,253	—

Changes in operating assets and liabilities:
Accounts receivable	(3,677,851)	(1,950,071)
Inventories	(56,610)	331,689
Prepaid expenses and other assets	(605,067)	79,367
Accounts payable and accrued expenses	1,238,929	282,854

Net cash used in operating activities:	(1,037,570)	(2,965,826)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(219,285)	(125,232)
Proceeds from sale of property and equipment	—	27,500
Investment in short term securities	(28,812,000)	—
Payments for acquisition of North American, net of cash acquired of $88,808	(5,267,534)
Payments for acquisition of Specialty Pharmacy	(5,043,522)	—
Payments for acquisition of Oris Medical’s Assets	(1,303,655)	—
Payments for acquisition of PMW Assets	(8,925,622)	—

Net cash used in investing activities	(49,571,618)	(97,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Preferred Stock, net of fees	103,554	8,060,575
Proceeds from line of credit	43,250,071	33,576,597
Repayment of line of credit	(43,250,216)	(33,575,472)
Net proceeds from IPO	53,661,692	—
Net proceeds from exercise of employee stock options	330,538	—
Payment of notes payable and mandatory warrants from acquisitions	(3,034,543)	—
Repayment of capital leases and long-term debt	(4,948,176)	(2,735,980)
Proceeds from notes payable	3,500,000	—

Net cash provided by financing activities	49,612,920	5,325,720

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(996,268)	2,262,162

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,979,630	640,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,983,362	$2,902,952

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2005

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

(b) The condensed consolidated financial statements include the accounts of Allion Healthcare, Inc. and its subsidiaries. The condensed consolidated balance sheet as of September 30, 2005 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004, are unaudited and have been prepared by the Company. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying condensed consolidated balance sheet at December 31, 2004 has been derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2005. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other interim period.

NOTE B EARNINGS PER SHARE

The Company presents earnings per share in accordance with SFAS No. 128, Earnings Per Share. All per share amounts have been calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive. Preferred stock convertible into common stock of 0 and 3,905,996 shares were outstanding at September 30, 2005 and 2004, respectively. Options and warrants to purchase approximately 2,845,658 and 2,763,482 shares of common stock were outstanding at September 30, 2005 and 2004, respectively. Preferred stock, options and warrant common shares were not included in the computation of diluted earnings per share for the nine month period ended September 30, 2005 and the three and nine month periods ended September 30, 2004 because the effect would be anti-dilutive. The diluted shares outstanding for the three month period ended September 30, 2005 was 14,921,283.

NOTE C SHORT TERM INVESTMENTS

Investment in short term securities include certificates of deposit and available for sale securities, which are carried at amortized cost. Due to the short term nature of these investments, the amortized cost approximates fair market value. All of these investments mature within 12 months and consist of the following at September 30, 2005:

Certificates of Deposit	$1,512,000
Auction Rate Securities	27,300,000

Total	$28,812,000

NOTE D ISSUANCE OF CONVERTIBLE SUBORDINATED NOTES

In May 2005, the Company completed a private placement with an institutional accredited investor pursuant to which the Company issued warrants to purchase 40,000 shares of common stock of the Company and issued convertible subordinated notes in an amount equal to $2,000,000. The warrants expire in five years and have an exercise price of $13.00 per share. The notes and accrued interest were repaid with the proceeds of the Company’s initial public offering in June 2005. The Company paid placement agent fees and legal expenses of $176,000 in connection with the offering. These fees were recognized as interest expense in June 2005 when the notes were repaid.

NOTE E INITIAL PUBLIC OFFERING

On June 22, 2005, the Company completed an initial public offering of its common stock. The Company sold 4,000,000 shares of its common stock at a price of $13.00 per share less an underwriting discount and commission of $0.91 per share. In addition, the Company granted the underwriters an option, exercisable until July 21, 2005, to purchase up to an additional 600,000 shares at the initial public offering price. On July 8, 2005, the underwriters exercised their over-allotment option to purchase 600,000 shares of common stock at $13.00 per share, less an underwriting discount and commission of $0.91 per share. The Company used the proceeds from its initial public offering to repay approximately $12,000,000 of its debt on June 27, 2005 and to partially fund its acquisitions in 2005. The Company received net proceeds of $48,360,000 from the initial public offering and $7,254,000 from the exercise of the over-allotment option, less costs incurred of $1,952,000.

NOTE F ACQUISITIONS

On January 4, 2005, MOMS Pharmacy, Inc., a California corporation and wholly-owned subsidiary of the Company (“MOMS Pharmacy”) entered into a stock purchase agreement with Michael Stone and Jonathan Spanier, who owned 100% of the stock of North American Home Health Supply, Inc. (“NAHH”), a California corporation. NAHH is engaged primarily in the pharmacy business in California. On the same day, MOMS Pharmacy acquired 100% of the stock of NAHH from Messrs. Stone and Spanier, in accordance with the terms of the stock purchase agreement.

In accordance with the terms of the stock purchase agreement, on January 4, 2005 MOMS Pharmacy acquired 100% of the stock of NAHH in exchange for payment by Allion of the following consideration:

•	$5,529,190 of cash paid, including $467,825 of direct acquisition costs (less cash acquired of $88,808 and $172,848 paid prior to the acquisition);

•	promissory notes of MOMS Pharmacy, due January 1, 2006, in the aggregate principal amount of $675,000;

•	promissory notes of MOMS Pharmacy, due January 1, 2007, in the aggregate principal amount of $700,000; and

•	warrants issued by Allion to purchase an aggregate of 150,000 shares of Allion common stock, at an exercise price of $6.26 per share.

The notes accrue interest at a rate of 2.78% per year. Allion unconditionally guaranteed the payment of the promissory notes by its MOMS Pharmacy subsidiary, pursuant to a guaranty, dated January 4, 2005, in favor of Messrs. Stone and Spanier. Under the guaranty, Allion is absolutely, irrevocably and unconditionally liable for the performance of each and every obligation of MOMS Pharmacy under the promissory notes.

The purchase price is subject to a post-closing adjustment based on the amount of NAHH’s working capital as of the closing date as well as cash collected from March 31, 2005 through December 31, 2005 in respect to accounts receivable as of the closing date. As a result, through September 30, 2005, Allion has paid an additional $61,365 to Messrs. Stone and Spanier. The purchase price also is subject to reduction for changes in the Medi-Cal rules and regulations at any time after the closing date, which result in reduced reimbursement payments to NAHH for any enteral or nutritional products it sold in 2004. Any purchase price reduction due to changes in the Medi-Cal rules and regulations will be payable solely by offset against the outstanding principal amounts of the promissory notes issued in the transaction.

On February 28, 2005, MOMS Pharmacy, Inc., a California corporation and wholly-owned subsidiary of the Company entered into a stock purchase agreement with the owners (the “Specialty Sellers”) of 100% of the stock of Specialty Pharmacies, Inc., a Washington corporation (“Specialty” or “SPI”). Specialty is engaged primarily in the business of providing HIV/AIDS pharmacy services in Washington and California. On the same day, MOMS Pharmacy acquired 100% of the stock of Specialty from the Specialty Sellers, in accordance with the terms of the stock purchase agreement.

Pursuant to the terms of the stock purchase agreement, MOMS Pharmacy acquired 100% of the stock of Specialty for the following combination of cash and securities:

•	$5,479,407 of cash paid, including $479,407 of direct acquisition costs ($435,885 paid in 2004);

•	promissory notes of MOMS Pharmacy, due February 28, 2006, in the aggregate principal amount of $1,900,000; and

•	warrants issued by Allion to purchase an aggregate of 351,438 shares of Allion common stock, at an exercise price of $6.26 per share.

Allion unconditionally guaranteed the payment of the promissory notes issued to the Specialty Sellers by its MOMS Pharmacy subsidiary, pursuant to a guaranty, dated February 28, 2005, in favor of the Specialty Sellers. Under the guaranty, Allion is absolutely, irrevocably and unconditionally liable for the performance of the obligations of MOMS Pharmacy under the promissory notes. The promissory notes accrue interest at the prime rate plus 2% per annum. At the closing of the initial public offering the promissory notes were paid-off.

The warrants have a fair market value of $1,898,215 and were recorded as a liability because the warrants are mandatorily redeemable upon the passage of time or upon a qualifying initial public offering. Allion paid approximately $1,600,000 with proceeds from the IPO to repurchase 175,719 of the warrants issued to the Specialty Sellers and recognized a $316,744 gain that was recorded as other income.

The purchase price was subject to a post-closing adjustment based on the amount of Specialty’s working capital as of the closing, which resulted in a $498,631 reduction in the purchase price. MOMS Pharmacy agreed to reimburse Specialty Sellers up to a maximum of $200,000, for any amounts received by Specialty from Medi-Cal relating to the California Pilot Program for prescriptions filled between September 1, 2004 and December 31, 2004.

On February 28, 2005, MOMS Pharmacy also acquired from Michael Tubb, pursuant to a Purchase Agreement signed on the same day, all rights he has to acquire capital stock of Specialty. Under the agreement, MOMS Pharmacy paid $1,200,000 to Mr. Tubb, consisting of $600,000 cash and a $600,000 one-year promissory note due February 28, 2006. The contingent consideration of the $600,000 promissory note is treated as non-recurring compensation based on his continued employment for one year post acquisition. The Company is accruing $50,000 per month as compensation expense over the twelve month period of the agreement. This note accrues interest at a rate equal to the lowest applicable federal rate. These payments are expressly conditioned on (i) the fulfillment of the non-solicitation and non-competition provisions of the purchase agreement between MOMS Pharmacy and Mr. Tubb, and (ii) Mr. Tubb’s continued employment with Specialty and his use of best efforts, time and attention to and on behalf of Specialty.

On August 5, 2005, Medicine Made Easy, a California corporation and wholly-owned subsidiary of the Company, purchased certain assets of Frontier Pharmacy & Nutrition, Inc. d/b/a PMW Pharmacy (“PMW”), a California-based specialty pharmacy focused on HIV/AIDS pharmacy services in the Long Beach, California area. Under the terms of the asset purchase agreement between the Company and PMW, the Company acquired selected assets, including PMW’s customer list of HIV/AIDS patients and inventory, for the following:

•	$8,773,857 of cash paid at closing, including $43,857 of direct acquisition costs;

•	$970,000 escrow payment due 90 days after closing; and

•	$151,765 cash paid for inventories.

The results of operations from the acquisitions are included in Allion’s consolidated operating results as of the date the companies were acquired.

The goodwill recorded as the result of the NAHH and PMW acquisitions will not be deductible for tax purposes. The goodwill recorded as the result of the Specialty acquisition is expected to be deductible for tax purposes.

The following tables describe the allocation of purchase price for these three acquisitions:

Purchase Price Paid for Specialty
Cash paid	$5,000,000
Notes Payable (net of post-closing adjustment of $498,631)	1,401,369
Fair value of warrants issued	1,898,215
Direct acquisition costs	479,407

Total Purchase Price	8,778,991
plus: net liabilities	415,149

$9,194,140

Allocation of Specialty Purchase Price
Covenant Not to Compete (five year life)	$75,000
Covenant Not to Compete (three year life)	222,672
Referral Lists (fifteen year life)	4,153,386
Workforce (part of goodwill)	400,190
Goodwill	4,342,892

$9,194,140

Purchase Price Paid for NAHH
Cash paid	$5,061,365
Notes Payable	1,375,000
Fair value of warrants issued	241,760
Direct acquisition costs	467,825

Total Purchase Price	7,145,950
less: net tangible assets	(298,650)
debt discount	(51,253)

$6,796,047

Allocation of NAHH Purchase Price
Covenant Not to Compete (five year life)	$50,000
Referral Lists (fifteen year life)	4,514,331
Goodwill	2,231,716

$6,796,047

Purchase Price Paid for PMW
Cash paid	$8,730,000
Cash paid for inventory	151,765
Escrow payment due	970,000
Direct acquisition costs	300,000

Total Purchase Price	10,151,765
less: net tangible assets	(151,765)

$10,000,000

Allocation of PMW Purchase Price
Covenant Not to Compete (three year life)	$876,822
Referral Lists (fifteen year life)	5,819,174
Goodwill	3,193,654
Workforce (goodwill)	110,350

$10,000,000

The following pro forma results were developed assuming the acquisition of NAHH, Specialty, and PMW occurred on January 1, 2004. The pro forma results do not purport to represent what our results of operations actually would have been if the transactions set forth above had occurred on the date indicated or what our results of operations will be in future periods.

	Three Months Ended
	September 30, 2005	September 30, 2004
Revenue	$35,931,878	$33,213,596
Net income available to common stockholders	$986,324	$365,351

	Nine Months Ended
	September 30, 2005	September 30, 2004
Revenue	$104,514,140	$92,687,123
Net income available to common stockholders	$1,030,151	$633,219

On June 30, 2005, Oris Health, Inc, a newly-formed California corporation and wholly-owned subsidiary of the Company, acquired, pursuant to an asset purchase agreement dated May 19, 2005, all right, title and interest in and to certain intellectual property and other assets owned, leased or held for use by Oris Medical, Inc. (“Oris”) (a development stage company) incorporated in the state of Washington, including an assignment of Oris’ license to use Ground Zero Software, Inc.’s (“Ground Zero”) computer software program known as LabTracker — HIV™, and Oris’ Oris System, an electronic prescription writing system. At the closing of the acquisition, Oris and Ground Zero were paid $850,000 and $150,000, respectively, in cash. In addition, pursuant to the terms of an earn-out formula set forth in the asset purchase agreement, Oris and Ground Zero may receive up to an additional $40,000,000 in the aggregate, paid on a quarterly basis, based on the net number of HIV patients of physician customers utilizing the LabTracker — HIV™ software or the Oris System to fill their prescriptions at MOMS Pharmacy or an affiliate of MOMS Pharmacy. Oris’ and Ground Zero’s rights to these additional payments terminate 40 months after the closing of the acquisition and, under certain circumstances set forth in the asset purchase agreement, portions of these additional payments may be made in stock of the Company. The assets of Oris do not qualify as a business so the transaction was accounted for as the acquisition of certain assets and liabilities of Oris.

As of September 30, 2005, the Company accrued $43,000 for the initial earn-out due. Future earn-out payments will be recorded quarterly as earned. Payments made to Oris for the patients from existing clinics will be allocated to the clinic list and amortized over 15 years, and from new clinics, will be expensed. Payments made to Ground Zero for patients from both new and existing clinics will be allocated to the exclusive Labtracker license agreement and will be amortized over its remaining life.

Purchase Price Paid for Oris’ Intangible Assets
Cash paid	$1,000,000
Earn-Out Obligation	43,000
Operating expenses paid to seller	250,000
Employee severance payments	72,520
Direct acquisition costs	22,575

Total Purchase Price	1,388,095
less: net tangible assets	(29,000)

$1,359,095

Allocation of Purchase Price for Oris’ Intangible Assets
License agreement – Labtracker – exclusive rights (40 month life)	$1,040,424
Computer software (three year life)	86,121
Covenant Not to Compete (40 month life)	200,000
Clinic List (15 year life)	32,550

$1,359,095

NOTE G CONTINGENCIES – LEGAL PROCEEDINGS

New York Medicaid Audit. In May 2004, the Company was notified that MOMS Pharmacy, the Company’s New York wholly owned subsidiary, was the subject of an audit and review being conducted by the New York State Department of Health. As part of the audit, the Department of Health withheld payment of Medicaid claims to the Company but ceased withholding payments in December 2004. The Department returned the amount it withheld from the Company in the second quarter of 2005. The Company settled this audit in July 2005 for approximately $118,836 and the Company does not believe it has any continuing liability.

In addition to the matters noted above, the Company is involved from time to time in legal actions arising in the ordinary course of its business. The Company does not currently have any pending or threatened litigation that it believes will result in an outcome that would materially adversely affect the business. Nevertheless, there can be no assurance that future litigation, to which the Company may become a party, will not have a material adverse effect on the business.

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

	Nine Months Ended
	September 30, 2005	September 30, 2004
Net loss available to common shareholders, as reported	$(405,530)	$(2,150,182)
Deduct: Total stock-based employee compensation expense determined under fair value method	(291,741)	(259,079)

Net loss, pro forma	$(697,271)	$(2,409,261)

Net loss available to common shareholders per share, as reported - basic and diluted	$(0.06)	$(0.69)

Net loss available to common shareholders per share, pro forma - basic and diluted	$(0.11)	$(0.78)

	Three Months Ended
	September 30, 2005	September 30, 2004
Net income (loss) available to common shareholders, as reported	$848,990	$(370,399)
Deduct: Total stock-based employee compensation expense determined under fair value method	(66,039)	(166,973)

Net loss, pro forma	$782,951	$(537,372)

Net income (loss) available to common shareholders per share, as reported:
Basic	$0.07	$(0.12)

Diluted	$0.06	$(0.12)

Net loss available to common shareholders per share, pro forma - basic and diluted	$0.06	$(0.17)

NOTE I CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company provides prescription medications to its customers in the United States. Credit losses relating to customers historically have been minimal and within management’s expectations.

At December 31, 2004, the Company maintained the majority of its cash and cash equivalents with two financial institutions. At September 30, 2005, the Company maintained the majority of its cash and cash equivalents with one financial institution. At times the amount on deposit may exceed FDIC limits.

Under certain federal and state third-party reimbursement programs, the Company accrued gross patient revenues of approximately $74,567,000 and $43,040,000 for the nine months ended September 30, 2005 and September 30, 2004, respectively. The Company accrued gross patient revenues of approximately $39,329,000 and $15,600,000 for the three months ended September 30, 2005 and September 30, 2004, respectively. At September 30, 2005 and December 31, 2004, the Company had an aggregate outstanding receivable from federal and state agencies of approximately $9,530,000 and $3,400,000, respectively. The increase was from the acquisitions and revenue accrued for the premium reimbursement payments from New York and California not yet paid.

NOTE J MAJOR SUPPLIERS

During the nine months ended September 30, 2005 and 2004, the Company purchased approximately $68,787,000 and $40,681,000, respectively, from one major drug wholesaler. During the three months ended September 30, 2005 and 2004, the Company purchased approximately $26,841,000 and $14,662,000, respectively, from one major supplier. Amounts due to this supplier at September 30, 2005 and December 31, 2004 were approximately $10,676,000 and $4,260,000, respectively.

In September 2003, the Company signed a five-year agreement with a drug wholesaler that requires certain minimum purchases. If the Company does not meet the minimum purchase commitments as set forth in the agreement, the Company will be charged a prorated amount of 0.20% of the projected volume remaining on the term of the Agreement. The agreement also provides that the Company’s minimum purchases during the term of the agreement will be no less than $400,000,000. The Company has purchased approximately $137,519,000 from this drug wholesaler since the beginning of the term of this agreement and believes it will be able to meet its minimum purchase obligations under this agreement.

NOTE K SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Interest paid on credit facilities, notes and capital leases for the nine months ended September 30, 2005 and 2004 was $532,479 and $198,746, respectively. During the year the Company has made two acquisitions of assets with part of the consideration paid with notes payable. The detail for these transactions can be found in Note F.

NOTE L DISCONTINUED OPERATIONS

In March 2005, the Company decided to cease its operations in Texas and discontinue its business of serving organ transplant and oncology patients. The Company closed this facility as of June 30, 2005. In accordance with the provisions of Statement of Financial Accounting Standard, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the results of operations for the Company’s Texas operations have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

	Nine Months Ended
	September 30, 2005	September 30, 2004
Revenue	$1,526,727	$3,414,476
Net (loss) available to common shareholders	$(17,905)	$(177,733)

	Three Months Ended
	September 30, 2005	September 30, 2004
Revenue	$0	$1,122,140
Net (loss) available to common shareholders	$(7,355)	$(36,521)

NOTE M DEEMED DIVIDEND

The Company recognized a deemed dividend of $1,338,047 for additional shares of common stock, par value $.001 per share, issued in connection with the conversion of preferred stock immediately prior to the Company’s initial public offering. These additional shares were issued in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation and the Certificate of Designation of Rights and Preferences for the Series D and Series E Preferred Stock as follows:

Series C	31,667 shares of common stock at $5.00 per share;
Series D	113,151 shares of common stock at $6.00 per share; and
Series E	80,129 shares of common stock at $6.25 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of Part 1 of this Quarterly Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the effect of regulatory changes including but not limited to the Medicare Prescription Drug improvement and Modernization Act of 2003, the reduction of reimbursement rates for primary services provided by government and other third-party payers, changes in reimbursement policies and possible other potential reductions in reimbursements by other state agencies, the ability of the Company to market its customized packaging system and the acceptance of such system by healthcare providers and patients, the ability of the Company to manage its growth with a limited management team, the availability of appropriate acquisition candidates and or ability to successfully complete and integrate acquisitions, and the other risks and uncertainties described from time to time in the Company’s public announcements and SEC filings, including without limitation the factors discussed in Part I, Item 2 of this Quarterly Report under the sub-heading “Risk Factors” and the Company’s Annual Reports on Form 10-K. All forward-looking statements included or incorporated by reference in this Quarterly Report on Form 10-Q are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

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

We operate our business as a single segment configured to serve key geographic areas most efficiently. As of September 30, 2005, we operated six distributions centers that are located strategically in California (3 separate locations), New York, Florida and Washington to serve major metropolitan areas in which high concentrations of HIV/AIDS patients reside. In discussing our results of operations, we address changes in the net sales contributed by each of these distribution centers because we believe this provides a meaningful indication of the historical performance of our business.

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

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the MMA, was signed into law. This complex legislation made significant structural changes to the Federal Medicare program, including providing for a Medicare prescription drug benefit. Under the MMA, Medicare Part D prescription drug plans, or PDPs were selected by the Centers for Medicare & Medicaid Services, or CMS, through a competitive bidding process and beneficiaries will have a choice between at least two plans in the area in which they live. CMS announced the results of its bidding process and the selected PDPs through a press release on September 23, 2005.

Effective January 1, 2006 under the MMA, Medicaid coverage of prescription drugs for Medicaid beneficiaries who are also eligible for Medicare will be shifted to the Medicare program. Medicaid drug coverage ends for people who also have or are eligible for Medicare on December 31, 2005. These enrollees are referred to as “dual eligibles.” Currently, dual eligibles fill their prescriptions through their state Medicaid programs and Medicare helps pay for basic health care services, like physician and hospital care, while Medicaid fills Medicare’s gaps and covers services and supplies, like prescription drugs, not covered by Medicare. In general, dual eligibles are persons (1) who have low income qualifying them for Medicaid benefits and (2) who also qualify for Medicare because they have chronic illnesses and disabilities, or they are over age 65.

In connection with the implementation of the MMA, all dual eligibles will have the opportunity to enroll in a PDP that will administer the Medicare drugs benefit and will pay providers like us for providing drugs under the program. Dual eligibles who do not voluntarily pick a PDP plan will be enrolled automatically in a plan. This change in payor will require us to seek payment for our dual eligible patients from their PDP instead of the government. We are currently working on contracting with PDPs. We may not have a negotiated agreement price with all of the PDPs in which our patients are enrolled or will enroll. As a result, we may no longer be able to provide medications to some of our patients. In addition, we may have to accept a lower reimbursement rate than we currently receive under Medicaid. The MMA program may not cover all the drugs and services we currently provide to our dual eligible patients. This lower reimbursement rate and different coverage may result in lower net sales and a lower gross profit for these dual eligible patients. We have not been able to determine the exact number of our patients that are dual eligible and may not be able to quantify this patient population until the MMA takes effect.

The key components of our financial results are our net sales, our gross profit and our operating expenses.

Net Sales. We sell HIV/AIDS prescription and ancillary medications, and nutritional supplies. As of September 30, 2005, approximately 81.4% of our net sales came from payments from Medicaid, Medicare and ADAP. These are all highly regulated government programs that are subject to frequent changes and cost containment measures. We continually monitor changes in reimbursement for HIV/AIDS medications.

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

North American Home Health Supply, Inc., which we acquired on January 4, 2005, has historically reported higher gross margins than our historical business. The higher gross margin for NAHH is due to a product mix that is reimbursed at higher amounts than the HIV/AIDS medications we sell. The purchasers of these higher margin products are primarily not HIV/AIDS patients. In light of our focus on serving HIV/AIDS patients, we expect that this higher margin business will become a smaller portion of our overall business over time. Consequently, we expect our gross margin to decline over time to levels more consistent with our historical HIV/AIDS operations.

While we believe that we now have a sufficient revenue base to continue to operate profitably given our anticipated operating and other expenses, our business remains subject to uncertainties and potential changes, as discussed below, that could result in losses. In particular, changes to reimbursement rates, unexpected increases in operating expenses, or declines in the number of patients we serve or the number of prescriptions we fill could adversely affect our future results.

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

Revenue Recognition. Net sales refer to our sales of medications and nutritional supplements to patients and are reported net of contractual allowances to patients, government and private payors and others in the period when delivery to our patients is completed. Any customer can initiate the filling of prescriptions by having a doctor call in prescriptions to our pharmacists, faxing over a prescription, or mailing prescriptions to one of our facilities. Once we have verified that the prescriptions are valid and have received authorization from a customer’s insurance company, the pharmacist then fills the prescriptions and ships the medications to the customers through our outside delivery service, an express courier service, or postal mail. We served 9,743 patients in the month of September 2005.

As of September 1, 2004, as part of the passage of the State of California budget, reimbursement rates for pharmacy services provided under Medi-Cal were reduced. Under the reduced reimbursement rate, prescriptions are reimbursed at the Average Wholesale Price, or AWP, less 17%, and the provider is paid a $7.25 dispensing fee. The previous reimbursement rate was AWP less 10% with a $4.05 dispensing fee. On September 28, 2004, California approved a three year HIV/AIDS Pharmacy Pilot Program that funds an additional $9.50 fee per prescription for qualified pharmacies that participate in the program. The payments are retroactive and apply to services rendered since September 1, 2004. We own two of the ten pharmacies that have qualified for the pilot program in California. We have recognized revenue for the higher reimbursement in California and in September 2005 we received the first payment of the additional reimbursement under this program from California.

In New York, reimbursement rates for pharmacy services provided under Medicaid were reduced in September 2004. Under the changed reimbursement rate, prescriptions are reimbursed at the AWP less 12.75%, plus a dispensing fee. The previous reimbursement rate was AWP less 12%, plus a dispensing fee of $3.50 to $4.50. Approved specialized HIV pharmacies will continue to be reimbursed at AWP less 12% plus a dispensing fee. The legislation authorizing the more favorable reimbursement rate is currently effective until March 31, 2006. We have been notified by the Department of Health in New York that we qualify for the specialized pharmacy reimbursement and we have recognized the expected revenue although it has not been paid.

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

If we determine through the impairment review process that goodwill has been impaired, we record an impairment charge in our consolidated statement of income. Based on our impairment review process, we have not recorded any impairments during the nine month period ended September 30, 2005. Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The following table sets forth the net sales and operating data for each of our distribution centers for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005 (2)					2004 (2)
Distribution Region	Net Sales (2)		Prescriptions	Patient Months		Net Sales (2)	Prescriptions	Patient Months
California (1)	$49,888,113	(3)	239,601	52,825		$15,974,855	68,787	10,086
New York	31,918,058	(4)	121,054	17,141	(5)	26,447,078	106,397	15,834
Florida	1,593,657		9,847	1,164		1,297,494	7,558	869
Seattle (1)	1,861,612		11,549	1,986		—	—	—

Total	$85,261,440		382,051	73,116		$43,719,427	182,742	26,789

(1)	California and Seattle operations for the nine months ended September 30, 2005 included seven months of contribution from Specialty Pharmacies, Inc. and two months of contribution from Frontier Pharmacies, Inc. (d/b/a PMW). All information about Austin, Texas has been excluded because of the termination of operations in that distribution center.
(2)	As required by generally accepted accounting principles, we have restated current and prior periods to reflect the presentation of the Austin, Texas facility as “discontinued operations,” so that period-to-period results are comparable.
(3)	California includes retroactive payments of $158,547 for periods prior to the 9 months ended September 30, 2005.
(4)	New York includes retroactive payments of $99,183 for periods prior to the 9 months ended September 30, 2005.
(5)	Growth of patient months in New York was partially offset by the termination of services for 78 transplant patients as of July 2005.

The prescription and patient month data has been presented to provide additional data about our operations. A prescription typically represents a 30-day supply of medication for an individual patient. “Patient months” represents a count of the number of months during a period that a patient received at least one prescription. If an individual patient received multiple medications during each month for a nine month period, a count of nine would be included in patient months irrespective of the number of medications filled each month.

NET SALES

Net sales for the nine months ended September 30, 2005 increased to $85,261,440 from $43,719,427 for the nine months ended September 30, 2004, an increase of 95%. The increase is primarily attributable to the Company’s acquisitions (primarily in California) and to an increase in volume from the addition of new patients in California, New York and Florida. As of September 30, 2005, the Company had owned NAHH for nine months, Specialty for seven months, and PMW for two months. These three acquisitions contributed $30,004,465 of revenue, or 72% of the increase for the nine month period ended September 30, 2005. For the nine months ended September 30, 2005, the Company has also recognized $1,413,620 of net sales for the increased payments from the New York Medicaid additional reimbursement for HIV pharmacies and the California Pilot Program.

GROSS PROFIT

Gross profit was $13,589,674 and $5,052,329 for the nine months ended September 30, 2005 and 2004 respectively, and represents 15.9% and 11.6% of net sales, respectively. The Company’s overall gross margin for the nine months ended September 30, 2005 was approximately 430 basis points higher than the gross margin for the nine months ended September 30, 2004. This was primarily due to the acquisition of NAHH, which had a gross margin of 37.0% for the nine months ended September 30, 2005. NAHH predominantly fills prescriptions for enterals which is reimbursed at a higher gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $12,596,577 and $6,823,693 for the nine months ended September 30, 2005 and 2004, respectively, and represented 14.8% and 15.6% of net sales, respectively. The increase in selling, general and administrative expenses of $5,772,884 for the nine months ended September 30, 2005 as compared to the same period in 2004 was primarily due to the acquisitions of NAHH, Specialty, and PMW. The acquisitions represented $4,691,059 of the increase. In addition to the increases in expenses related to the acquisitions, the following increases were associated with the historical Company businesses:

Components of Selling, General and Administrative Expense	Change ($)
Labor costs	$427,646
Professional Fees	$227,941
Shipping costs	$205,433
Management Bonuses (for successful IPO)	$150,000

As a result of having to evaluate and test our internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, the Company incurred $141,000 of expenses for the nine month period ended September 30, 2005 which are included as part of the increase in professional fees listed above. Also, included in selling, general and administrative expenses for the nine month period ended September 30, 2005 was $300,000 of compensation expense for expenses accrued for payment under a promissory note issued to a former owner of Specialty. Allion will accrue an additional $150,000 per quarter as compensation expenses in the fourth quarter of 2005 and the first quarter of 2006, as long as this former owner remains an employee of Allion.

OPERATING INCOME (LOSS)

Operating income was $993,097 for the nine months ended September 30, 2005 as compared to a loss of $1,771,364 for the nine months ended September 30, 2004 and represents 1.2% and (4.0%) of net sales, respectively. The increase in operating income is attributable to an increase in gross profit of $8,537,345, partially offset by an increase in selling, general and administrative expenses of $5,772,884. The overall increase resulted primarily from the acquisitions of NAHH, Specialty, and PMW, in addition to organic growth at the Company’s existing pharmacies.

OTHER INCOME (EXPENSE)

Other income (expense) was $316,744 of income and $0 for the nine months ended September 30, 2005 and 2004 respectively. The gain of income of $316,744 for the nine months ended September 30, 2005 was recognized on the extinguishment of mandatory redeemable warrants. The Company repurchased warrants to purchase 175,719 shares of common stock issued in connection with the acquisition of SPI with proceeds from the initial public offering at a price of $9 per warrant. Interest expense was $359,419 and $201,085 for the nine months ended September 30, 2005 and 2004, respectively. The decrease in interest expense is attributable to the Company’s decreased short-term borrowing on its revolving credit facility offset by interest expenses including $176,000 interest expense from deferred financing expenses related to the $2,000,000 private placement of convertible subordinated notes issued in May 2005. The convertible subordinated notes were repaid with proceeds from the initial public offering.

PROVISION FOR TAXES

The Company did not record a provision for taxes as it expects it will be able to use its historical losses to offset all taxable income in 2005.

NET INCOME (LOSS)

For the nine months ended September 30, 2005, the Company recorded net income before deemed dividend of $932,517 as compared to a net loss of $2,150,182 for the comparable period in the prior year. The improvement in net income was primarily attributable to the acquisitions of NAHH, Specialty and PMW in addition to organic growth of the Company’s existing pharmacies.

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The following table sets forth the net sales and operating data for each of our distribution centers for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005					2004 (2)
Distribution Region	Net Sales		Prescriptions	Patient Months		Net Sales	Prescriptions	Patient Months
California (1)	$21,620,159	(3)	99,616	20,714		$5,647,019	24,031	3,429
New York	10,979,492	(4)	39,762	5,657	(5)	9,774,796	39,048	5,685
Florida	459,463		2,756	333		471,604	2,935	324
Seattle	867,478		4,890	850		0	—

Total	$33,926,592		147,024	27,554		$15,893,419	66,014	9,438

(1)	California and Seattle operations for the three months ended September 30, 2005 included two months of contribution from Frontier Pharmacies, Inc. (dba PMW).
(2)	As required by generally accepted accounting principles, we have restated prior periods to reflect the presentation of the Austin, Texas facility as “discontinued operations,” so that period-to-period results are comparable.
(3)	California includes retroactive payments of $683,353 for periods prior to the 3 months ended September 30, 2005.
(4)	New York includes retroactive payments of $114,152 for periods prior to the 3 months ended September 30, 2005.
(5)	Patient months declined year over year in New York due to the termination of services to 78 transplant patients as of July 2005.

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

NET SALES

Net sales for the three months ended September 30, 2005 increased to $33,926,592 from $15,893,419 for the three months ended September 30, 2004, an increase of 113%. The increase in net sales for the three months ended September 30, 2005 as compared to the same period in 2004 is primarily attributable to the Company’s acquisitions and to an increase in volume from the addition of new patients in California, New York and Florida. During the three month period ended September 30, 2005, the Company owned PMW for two months. Together the acquisitions contributed $14,598,165 of revenue or 81% of the increase in the three month period ended September 30, 2005. For the three month period ended September 30, 2005 the Company has recognized $1,269,620 of net sales for the increased reimbursement expected from the New York Medicaid and the California Pilot Programs.

GROSS PROFIT

Gross profit was $5,817,857 and $1,972,962 for the three months ended September 30, 2005 and 2004 respectively, and represents 17.1% and 12.4% of net sales, respectively. The Company’s gross margin for the three months ended September 30, 2005 increased by approximately 470 basis points as compared with the gross margin for the three months ended September 30, 2004 primarily due to the acquisition of NAHH which had a gross margin of 38%, and recognition of retroactive payments expected from NY Medicaid and California Pilot Program. NAHH predominantly fills prescriptions for enterals which is reimbursed at a higher gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $5,160,666 and $2,276,776 for the three months ended September 30, 2005 and 2004, respectively, and represented 15.2% and 14.3% of net sales, respectively. The increase in selling, general and administrative expenses of $2,883,890 for the three months ended September 30, 2005 as compared to the same period in 2004 was primarily due to the acquisitions of NAHH, SPI and PMW. The acquisitions represented $2,145,436 of the increase. In addition to the increases in expenses related to the acquisitions, the following expenses were associated with the historical Company businesses:

Components of Selling, General and Administrative Expense	Change ($)
Labor costs	$314,534
Management Bonuses (for successful IPO)	$150,000
Professional Fees	$144,460
Shipping costs	$81,100

As a result of having to comply with Section 404 of the Sarbanes-Oxley Act,, the Company incurred $141,000 of expenses related to compliance with Section 404 of the Sarbanes-Oxley Act, which is included as part of the increase in professional fees listed above. Selling, general and administrative expenses for the three month period ended September 30, 2005 includes $150,000 of compensation expense for expenses accrued for payment to one of the former owners of the San Francisco pharmacy acquired in the first quarter of 2005. Allion will accrue an additional $150,000 per quarter for a one-year period through March 2006, as long as this former owner remains in Allion’s employ.

OPERATING INCOME (LOSS)

Operating income was $657,191 and a loss of $303,814 for the three months ended September 30, 2005 and 2004, respectively and represents 1.9% and (1.9%) of net sales, respectively. The increase in operating income (loss) is attributable to an increase in gross profit of $3,844,895, partially offset by an increase in selling, general and administrative expenses of $2,883,890. The overall increase resulted primarily from the acquisitions of NAHH, SPI, and PMW, in addition to organic growth of the Company’s existing pharmacies.

OTHER INCOME (EXPENSE)

Interest income was $199,154 and $30,064 of expense for the three months ended September 30, 2005 and 2004, respectively. The decrease in interest expense is attributable to the Company’s decreased short-term borrowing from its revolving credit facility.

PROVISION FOR TAXES

The Company did not record a provision for taxes as it expects that it will be able to use its historical losses to offset all taxable income in 2005.

NET INCOME (LOSS)

For the three months ended September 30, 2005, the Company recorded net income of $848,990 as compared to a net loss of $370,399 for the comparable period in the prior year. The increase in net income was primarily attributable to the acquisitions of NAHH, SPI, and PMW, which had higher gross profits and lower selling, general and administrative expenses as a percent of net sales, coupled with organic growth of the Company’s existing pharmacies.

LIQUIDITY AND CAPITAL RESOURCES

On June 22, 2005, the Company completed an initial public offering of its common stock. The Company sold 4,000,000 shares of its common stock at a price of $13.00 per share less, underwriting discounts and commissions of $0.91 per share. In addition, the Company granted the underwriters an option, exercisable until July 21, 2005, to purchase up to an additional 600,000 shares at the initial public offering price to cover over-allotments. On July 8, 2005, the over-allotment option was exercised at $13.00 per share, less underwriting discounts and commissions of $0.91 per share. The Company used the initial public offering proceeds to repay approximately $12,000,000 of its debt on June 27, 2005. The Company also used approximately $10,000,000 of the proceeds for the acquisition of PMW. As of September 30, 2005, we had approximately $34,800,000 in cash and short-term investments.

We have a revolving credit facility with GE Capital for an amount up to a maximum of $6.0 million available to us for short-term borrowings, which expires in April 2006. Borrowings under the facility are based on our accounts receivable and bear interest at the “Prime Rate” plus 2%. At September 30, 2005, the Prime Rate was 6.75%. At September 30, 2005, our borrowing capacity was $6.0 million, and we had no borrowings outstanding under this facility. GE Capital’s security interest in our assets is senior to the security interest granted to AmerisourceBergen under our purchase agreement with AmerisourceBergen, pursuant to the terms of an intercreditor agreement between GE Capital and AmerisourceBergen. As of September 30, 2005, we were in compliance with all of these covenants required under this credit facility.

As part of the acquisition of Oris Health, Inc. we have agreed to make additional payments to Oris based on an earn-out formula. During October 2005, we made our first payment subject to the earn-out agreement in the amount of $43,000 because 43 Oris patients began filling their prescriptions with us.

Operating Requirements

Our primary liquidity need is cash to purchase the medications that we require to fill prescriptions. Our primary vendor, AmerisourceBergen, requires payment within 31 days of delivery of the medications to us. We are reimbursed by third-party payors, on average, within 30 days after a prescription is filled and a claim is submitted in the appropriate format.

Our operations used $1,037,570 of cash over the nine month period ended September 30, 2005, which was an improvement from the same period in 2004, when our operations used $2,965,826 of cash. The change reflects primarily our net income in 2005 as well as the impact of increases in our working capital resulting from our acquisitions in 2005.

The five-year purchase agreement that we signed with AmerisourceBergen in September 2003 improved our supplier payment terms from 13 to 31 days. These payment terms improved our liquidity and enabled us to reduce our working capital. Since entering into that agreement, we have purchased nearly all of our medications from AmerisourceBergen, although we continue to purchase some medications from other wholesalers and from manufacturers on various payment terms. If we do not meet the aggregate minimum purchase commitments under our agreement with AmerisourceBergen by the end of the five-year term, we will be charged 0.2% of the unpurchased volume commitment. At current purchasing levels, we expect to satisfy the minimum required purchase levels. Pursuant to the terms of this agreement, AmerisourceBergen has a subordinated security interest in all of our assets.

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

As the result of our initial public offering, we believe that our cash balances and available borrowing under our credit facility with GE Capital are sufficient to provide us with the capital required to fund our working capital needs and operating expense requirements for at least the next 12 months. Although, we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements beyond the next twelve months, unanticipated events and opportunities may make it necessary for us to return to the public markets or establish new credit facilities or raise capital in private transactions in order to meet our capital requirements.

CONTRACTUAL OBLIGATIONS

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligation (1)	$1,349,149	$670,797	$678,352	$0	$0
Capital Lease Obligations (1)	235,605	123,002	100,394	12,209	0
Operating Lease Obligations	902,307	311,725	590,582	0	0
Purchase Commitments (2)	262,480,892	63,605,892	198,875,000	0	0

Total	$264,967,953	$64,711,416	$200,244,328	$12,209	$0

(1)	Interest expense payments on these amounts will be approximately $55,295 over the next three years.
(2)	If we fail to satisfy the minimum purchase obligation under our purchase agreement with AmerisourceBergen, we would be required to pay an amount equal to 0.2% of the unpurchased commitments at the end of the five-year term of the agreement.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

RISK FACTORS

You should carefully consider the risks and uncertainties we describe below before investing in Allion Healthcare, Inc. The risks and uncertainties described below are not the only risks and uncertainties that could develop. Other risks and uncertainties that we have not predicted or evaluated could also affect our company. If any of the following risks occur, our earnings, financial condition or business could be materially harmed, and the trading price of our common stock could decline, resulting in the loss of all or part of your investment.

Risks Related to Our Company

If demand for our products and services is reduced, our business and ability to grow would be harmed.

A reduction in demand for HIV/AIDS medications would significantly harm our business as we would not be able to shift quickly our business to provide medications for other diseases. Reduced demand for our products and services could be caused by a number of circumstances, such as:

•	a cure or vaccine for HIV/AIDS;

•	the emergence of a new strain of HIV that is resistant to available HIV/AIDS medications;

•	shifts to treatment regimens other than those we offer;

•	new methods of delivery of existing HIV/AIDS medications that do not require our specialty pharmacy and disease management services;

•	recalls of HIV/AIDS medications we sell;

•	adverse reactions caused by the HIV/AIDS medications we sell;

•	the expiration or challenge to the drug patents of the HIV/AIDS medications we sell; or

•	competing treatment from a new HIV/AIDS medication or a new use of an existing HIV/AIDS medication.

Changes in reimbursement by third-party payors including Medicare and other governmental payors could harm our business.

The price we receive for the drugs we dispense depends primarily on the reimbursement rates paid by the government and private payors. In the United States, there have been a number of legislative and regulatory proposals, at both the federal and state government levels, to change the healthcare system in ways that could affect the reimbursement rates we receive and our profitability, if approved. Our business could be harmed by such legislation on amounts that the government and private payors will pay and other healthcare reforms that may be enacted or adopted in the future.

Historically, many government payors, including Medicaid and ADAP programs which account for most of our net sales, paid us directly or indirectly for the medications we dispense at average wholesale price, or AWP, or a percentage of AWP. Private payors with whom we may contract also reimburse us for medications at AWP or a percentage of AWP. Federal and state governmental attention has been focused on the validity of using AWP as the basis for Medicaid medication payments, including payments for

HIV/AIDS medications, and most state Medicaid programs pay substantially less than AWP for the prescription drugs we dispense. Legislation has recently been proposed in the U.S. Congress to reform the payment methodology for reimbursement by Medicaid for prescription drugs. Although we cannot predict the likelihood that such legislation will be enacted into law, its effect would likely be to reduce reimbursement for medications that we dispense.

Our sales and profitability are affected by the efforts of healthcare payors to contain or reduce the cost of healthcare by lowering reimbursement rates, limiting the scope of covered services, and negotiating reduced or capitated pricing arrangements. Any changes which lower reimbursement levels under Medicaid, Medicare or private payors could also reduce our future revenue. Furthermore, other changes in these reimbursement programs or in related regulations could reduce our future revenue. These changes may include modifications in the timing or processing of payments and other changes intended to limit or decrease the growth of Medicaid, Medicare or third party expenditures. In addition, the failure, even if inadvertent, by us and/or our patients to comply with applicable reimbursement regulations could adversely affect our reimbursement under these programs and our ability to continue to participate in these programs. In addition, our failure to comply with these regulations could subject us to other penalties

Our revenues could be adversely affected if our patients that are “dual-eligible” under the MMA cease to use our services or if PDPs reduce reimbursement rates.

Beginning January 1, 2006, under Part D of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the MMA, we will be reimbursed by PDPs, and not Medicaid for the prescription drugs we provide to our dual eligible patients. At this time, we do not know how many of our current customers are dual eligible customers. While we are attempting to negotiate favorable reimbursement rates with the PDPs and have direct or indirect agreements with several PDPs in New York and California, the level of our payments is uncertain at this time.

Part D of the MMA presents a number of potential risks and uncertainties to our business and financial operations that we are continuing to assess and for which we may not have better information until the first quarter of 2006, after Part D takes effect. These risks include:

•	Not being able to determine the exact number of patients we serve who are dual eligible;

•	Reimbursement rates negotiated with PDPs which may be less than the rates we currently receive for our services;

•	Having no assurance that all of our patients who are dual eligible will enroll in or be assigned automatically in PDPs with which we have a contract, or choose our services over another pharmacy which has a contract with the PDP in which the patient is enrolled;

•	Regulations that strictly limit our ability to market to our current and new patients, which may limit our ability to maintain and grow our current patient base;

•	The implementation of Part D, which may result in disruption to our payments and services;

•	The possibility that Part D, may not cover all the medications needed for persons with HIV/AIDS, including our patients;

•	Increased administrative expenses in implementing Part D and transitioning our dual eligible patients to PDPs with which we have a reimbursement agreement; and

•	The possibility that our contracts with PDPs could be terminated if we fail to comply with the terms and conditions of such contracts.

Until Part D becomes effective, we will not know the number of patients we serve currently who do not enroll in a PDP with which we have a contract, or who are assigned automatically to a PDP with which we have a contract, or who choose another pharmacy with which the PDP has a contract. If we fail to comply with the terms and conditions of our agreements with the PDPs, our contracts with such PDPs may be terminated.

We have a history of losses and may never again achieve or maintain profitability.

We achieved profitability for the first time in the first quarter of 2005 but we may not be able to maintain profitability on a regular basis. If we fail to maintain profitability, your investment in our stock could result in a significant or total loss. Our predecessor company, The Care Group, Inc., filed for protection under Chapter 11 of the Bankruptcy Code in September 1998. We emerged from bankruptcy in February 1999 and, experienced a operating losses until the first quarter of 2005.

If we do not continue to qualify for preferred reimbursement programs in California and New York, our net sales could decline.

We have qualified for additional reimbursement rates under a California pilot program for HIV/AIDS pharmacies that is effective until January 1, 2008 and have qualified as a specialty HIV pharmacy in New York and are eligible to receive preferred reimbursement rates for HIV/AIDS medications that we sell in New York until March 31, 2006.

As of September 1, 2004, reimbursement rates for pharmacy services provided under Medi-Cal, the Medicaid reimbursement program administered in California, were reduced as part of the passage of the State of California budget. On September 28, 2004, California approved an HIV/AIDS Pharmacy Pilot Program bill that funds an additional $9.50 fee per prescription for qualified and participating HIV pharmacies through January 1, 2008, unless extended. In New York, reimbursement rates for pharmacy services provided under Medicaid were reduced in September 2004. Through March 31, 2006, we will continue to be reimbursed at the higher rate that was in place before the 2004 reimbursement reduction. There can be no assurance that the California or New York legislatures will not change these programs in a manner adverse to us or will not terminate early or elect not to renew these programs. If either of these programs is not renewed or is terminated early, our net sales and profit could be adversely affected. Additionally, if either California or New York permits additional companies to take advantage of these additional reimbursement programs, our competitive advantage in these states could be adversely impacted.

If we are not able to market our services effectively to HIV/AIDS clinics, their affiliated healthcare providers and payors, we may not be able to grow our patient base as rapidly as we have anticipated.

Our success depends, in part, on our ability to develop and maintain relationships with HIV/AIDS clinics and their affiliated healthcare providers because each is an important patient referral source for our business. In addition, we will also have to maintain and continue to establish relationships with payors, so we can continue to fill prescriptions for our customers. If we are unable to effectively market our services to clinics, healthcare providers and payors, or if our existing relationships with clinics and providers are terminated, our ability to grow our patient base will be harmed which could dramatically reduce our net sales and our ability to maintain profitability.

If we fail to manage our growth effectively, our business could be harmed.

If we are unable to manage our growth effectively, our losses could increase. How we manage our growth will depend, among other things, on our ability to adapt our operational, financial and management controls, reporting systems and procedures to the demands of a larger business. In addition, we may not be able to successfully hire, train and manage additional sales, marketing, customer support and pharmacists quickly enough to support our growth. To provide this support, we may need to open additional offices, which will result in additional burdens on our systems and resources and require additional capital expenditures.

If our credit terms with AmerisourceBergen become unfavorable or our relationship with AmerisourceBergen is terminated our business could be adversely affected.

In September 2003, we entered into a five-year prime vendor agreement with AmerisourceBergen under which we currently purchase almost 100% of our prescription medications. Pursuant to the agreement, we are obligated to purchase at least 95% of the medications we sell from AmerisourceBergen. We also depend on the existing credit terms from AmerisourceBergen to meet our working capital needs between the time we purchase medications from AmerisourceBergen and when we receive reimbursement or payment from third party payors.

In the past, our ability to grow has been limited in part by our inability to negotiate favorable credit terms from our suppliers. We may become limited in our ability to continue to increase the volume of medications we need to fill prescriptions if we are unable to maintain adequate credit terms from AmerisourceBergen or, alternatively, if we are unable to obtain financing from third-party lenders to support the amount of prescription medications we need to purchase in the future.

There are only a few alternative wholesale distributors from whom we can purchase the medications we offer to HIV/AIDS patients. In the event that our prime vendor agreement with AmerisourceBergen terminates or is not renewed, we might not be able to enter into a new agreement with another wholesale distributor on a timely basis or on terms favorable to us. Our inability to enter into a new supply agreement may cause a shortage of the supply of medications we keep in stock or we may be required to accept pricing and credit terms from a vendor that are less favorable to us than those we have with AmerisourceBergen.

If we do not meet our minimum purchase requirements under our prime vendor agreement with AmerisourceBergen, we will be required to make an additional payment based on the unpurchased volume.

Our prime vendor agreement with AmerisourceBergen requires us to make minimum purchases during the five-year term of the agreement that will be no less than $400 million. If we do not meet the minimum purchase commitments as set forth in the agreement at the end of the term, we will be required to pay an amount equal to 0.20% of the unpurchased volume. We also would be required to pay this amount in the event we terminate our prime vendor agreement with AmerisourceBergen without cause or in the event we default under the agreement. If we were required to make this payment, we would incur a possibly significant expense without any corresponding net sales.

We will incur increased costs as a result of being a public company and, as a result, our financial results could be adversely affected.

As a public company, we are required to devote additional internal and external resources to various governance and compliance matters to comply with the laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Securities and Exchange Commission, or SEC, regulations and The Nasdaq National Market rules. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and in addition we expect to have increased general and administrative expenses. Because we have a relatively small corporate staff, we will rely heavily on outside professional advisers to assist us with these efforts. As a result, we expect to incur additional operating expenses in the future. These costs will include consulting and increased accounting-related fees associated with evaluating, testing and preparing the attestation report on our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002. The way in which these laws, regulations and standards are applied and implemented may change over time, which could result in even higher costs to address and implement revisions to compliance and governance practices. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and we could be exposed to potential liability.

In addition, the corporate governance rules and regulations for public companies may make obtaining director and officer liability insurance more expensive, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, attracting and retaining qualified individuals to serve on our board of directors or as executive officers may be more difficult.

We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.

Because the aggregate market value of our voting and non-voting common equity held by non-affiliates is greater than $75 million, we will be an “accelerated filer” as of December 31, 2005. Therefore we and our auditors must evaluate and include a management report and auditor attestation of our internal controls over financial reporting in our annual report on Form 10-K for the year ended December 31, 2005.

We are in the process of evaluating our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls. If we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to conclude that our internal controls over financial reporting are effective, as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. This result may also subject us to adverse regulatory consequences. In addition, if we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure by us to timely provide the required financial information could materially and adversely impact our business, our financial condition, and the market value of our securities.

Our success in identifying and integrating acquisitions may impact our business.

As part of our strategy, we continually evaluate acquisition opportunities. There can be no assurance that we will complete any future acquisitions or that such transactions, if completed, will be integrated successfully or will contribute favorably to our operations and financial condition. The integration of acquisitions includes ensuring that our disclosure controls and procedures and our internal control over financial reporting effectively apply to and address the operations of newly acquired businesses. We may be required to change our disclosure controls and procedures or our internal control over financial reporting to accommodate newly acquired operations, and we may also be required to remediate historic weaknesses or deficiencies at acquired businesses.

For example, the auditors of Specialty identified certain material weaknesses in Specialty’s internal controls in connection with its audit of the 2004 financial statement of Specialty. The auditors stated that Specialty needed to implement an improved accounting system and implement better controls to segregate duties regarding the cash disbursements and cash receipts functions of Specialty. Based on this letter and our own evaluation of Specialty’s internal controls, we have taken a number of remedial steps, including increasing the number of persons (and making changes in the persons) who are primarily responsible for performing the accounting and financial duties at Specialty. Our review and evaluation of disclosure controls and procedures and internal controls of the companies we acquire may take time and require additional expense, and if they are not effective on a timely basis could adversely affect our business and the market’s perception of our company. In addition, acquisitions may expose us to unknown or contingent liabilities of the acquired businesses, including liabilities for failure to comply with healthcare or reimbursement laws. While we try to negotiate indemnification provisions that we consider to be appropriate for the transactions, there can be no assurance that liabilities relating to the prior operations of acquired companies will not have a material adverse effect on our business, financial condition and results of operations. Furthermore, future acquisitions may result in dilutive issuances of equity securities, incurrence of additional debt, and amortization of expenses related to intangible assets, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to integrate successfully the LabTracker software into our business or LabTracker subscribers may choose not to use our services.

There is no guarantee that we will be able to successfully interface the LabTracker software with our and Oris Medical’s existing systems. There is also no guarantee that the physicians or clinics currently using the LabTracker software will use our services, and we cannot be certain that we will be able to attract new customers by marketing this software. Pursuant to the terms of the license agreement between Oris Medical and Ground Zero, we now have the exclusive right to license LabTracker to pharmacy providers and the right to develop a pharmacy interface with LabTracker’s existing system. If the license is invalid or otherwise does not grant sufficient rights to continue to use the derivative works created by Oris from the underlying LabTracker software, our business could be materially adversely affected.

As a result of our acquisition of Oris Medical, we are required to make royalty payments based on the number of our patients submitting their prescriptions through LabTracker. If we fail to meet such payment obligations, the license to interface with the LabTracker software for HIV/AIDS may become nonexclusive, or terminable by the licensor, and such a change could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We rely on third-party delivery services to deliver our products to the patients we serve. Price increases or service interruptions in our delivery services could adversely affect our results of operations and our ability to make deliveries on a timely basis.

Delivery is essential to our operations and represents a significant expense in the operation of our business that we cannot pass on to our customers. As a result, any significant increase in delivery rates, for example, as a result of an increase in the price of gasoline could have an adverse effect on our results of operations. Similarly, strikes or other service interruptions in these delivery services would adversely affect our ability to deliver our products on a timely basis. In addition, some of the medications we ship require special handling, including refrigeration to maintain temperatures within certain ranges. The spoilage of one or more shipments of our products could adversely affect our business or potentially result in damage claims being made against us.

We rely on a few key employees whose absence or loss could adversely affect our business.

Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services could adversely affect our business. In particular, the loss of the services of our named executive officers—Michael P. Moran, our Chairman, Chief Executive Officer and President,

James G. Spencer, our Chief Financial Officer, Secretary and Treasurer, MikeLynn Salthouse, our Vice President, Executive Vice President of Oris Health, or Robert Fleckenstein, our Vice President, Pharmacy Operations—could disrupt our operations. We do not have employment contracts with any of our named executives and none of Messrs. Moran, Spencer and Fleckenstein are restricted from competing with us if they cease working for us. Additionally, as a practical matter, any employment agreement we may enter into will not assure the retention of such employee. In addition, we do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees. Further, as we grow we must be able to attract and retain other qualified technical operating and professional staff, such as pharmacists. If we cannot attract and retain, on acceptable terms, the qualified employees necessary for the continued development of our business, we may not be able to sustain our business or grow.

A prolonged malfunction of our MOMSPak automated packaging system could hurt our relationships with the patients we serve and our ability to grow.

We rely on our MOMSPak packaging system to create the MOMSPak for dispensing patient medication. We expect that prescriptions packaged in a MOMSPak will increase substantially in the future as more of the patients we serve switch to the MOMSPak from traditional packaging system pill boxes and as the number of patients and prescriptions we fill increases. We currently lease MOMSPak machines. If these machines fail to function properly for a prolonged period, we may have to fill prescriptions by hand using pill boxes or by otherwise sorting the various drug combinations into individual doses. Delays or failure to package medications by our MOMSPak packaging system could result in our loss of a substantial portion of our patients who receive their prescriptions in MOMSPaks.

Our financial results may suffer if we have to write-off intangible assets or goodwill.

As a result of our acquisitions, a significant portion of our total assets consist of intangible assets (including goodwill). Intangible assets, net of amortization, and goodwill together accounted for approximately 32.2% and 31% of the total assets on our balance sheet as of September 30, 2005 and December 31, 2004, respectively. Under current accounting standards we are able to amortize intangible assets over a period of five to fifteen years and do not amortize goodwill. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions that may result in our recognition of additional intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and those intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. Such a write off could have a material adverse effect on our financial condition and results of operations.

We do not have patent or trademark protection for our MOMSPak or our automated prescription packaging system, or for our trade name, MOMS Pharmacy.

We believe that several components of our ability to compete effectively include our MOMSPak package, created by our MOMSPak automated prescription packaging system, and our trade name, MOMS Pharmacy. We developed our MOMSPak packaging system with software and other technology that we licensed from thirdparties. We have not attempted to obtain patent protection for our MOMSPak packaging system, and we do not intend to do so in the future. As a consequence, our competitors may develop technology that is substantially equivalent to our MOMSPak system, and we could not prevent them from doing so. If our competitors or other third parties were able to recreate the MOMSPak, one of our competitive advantages in serving HIV/AIDS patients could be lost. In addition, we do not have trademark protections for either our automated packaging system, our MOMSPak package or our MOMS Pharmacy name, and there is no guarantee that if we were to decide to seek protection, we would be able to obtain it.

Unauthorized parties may attempt to use our name or copy or otherwise obtain and use our customized packaging solution or technology. We do not have any confidentiality agreements with any of our collaborative partners, employees or consultants that would prevent them from disclosing our trade secrets. There can be no assurance that we will have adequate remedies for any misuse or misappropriation of our trade secrets. If we are not adequately protected, other companies with sufficient resources and expertise could quickly develop competing products which could materially harm our business, financial condition or results of operations.

A disruption in our telephone system or our computer system could harm our business.

We receive and take prescription orders over the telephone, by facsimile or through our electronic prescription writer. We also rely extensively upon our computer system to confirm payor information, patient eligibility and authorizations; to check on medication interactions and patient medication history; to facilitate filling and labeling prescriptions for delivery and billing; and, to help with the collection of payments. Our success depends, in part, upon our ability to promptly fill and deliver complex prescription orders as well as on our ability to provide reimbursement management services for our patients and their healthcare providers. Any continuing disruption in our telephone, facsimile or computer systems could adversely affect our ability to receive and process prescription orders, make deliveries on a timely basis and receive reimbursement from our payors. This could adversely affect our relations with the patients and healthcare providers we serve and potentially result in a partial reduction in orders from, or a complete loss of, these patients.

We may not be able to obtain insurance that is sufficient to protect our business from liability.

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

The specialty pharmacy industry is highly competitive and is continuing to become more competitive. All of the medications, supplies and services that we provide are also available from our competitors. Our current and potential competitors may include:

•	other specialty pharmacy distributors;

•	specialty pharmacy divisions of wholesale drug distributors;

•	pharmacy benefit management companies;

•	hospital-based pharmacies;

•	other retail pharmacies;

•	manufacturers that sell their products both to distributors and directly to clinics and physicians’ offices; and

•	hospital-based care centers and other alternate site healthcare providers.

Many of our competitors have substantially greater resources and marketing staffs and more established operations and infrastructure than we have. A significant factor in effective competition will be our ability to maintain and expand relationships with patients, healthcare providers and government and private payors.

If we are found to be in violation of Medicaid or Medicare reimbursement regulations, we could become subject to retroactive adjustments and recoupments.

As a Medicaid and Medicare provider, we are subject to retroactive adjustments due to prior-year audits, reviews and investigations, government fraud and abuse initiatives, and other similar actions. Federal regulations also provide for withholding payments to recoup amounts payable under the programs. While we believe we are in material compliance with applicable Medicaid and Medicare reimbursement regulations, there can be no assurance that we, pursuant to such audits, reviews, investigations, or other proceedings, will be found to be in compliance in all respects with such reimbursement regulations. A determination that we are in violation of any such reimbursement regulations could result in retroactive adjustments and recoupments of payments and have a material adverse effect on us. As a Medicaid and Medicare provider, we are also subject to routine, unscheduled audits that can have a material adverse impact on our results of operations should an audit result in a negative finding. There can be no assurance at this time as to the impact on us of future Medicaid and Medicare audits.

Our industry is subject to extensive government regulation, and noncompliance by us or our suppliers could harm our business.

The repackaging, marketing, sale and purchase of medications are extensively regulated by federal and state governments. If we fail or are accused of failing to comply with laws and regulations, our business, financial condition and results of operations could be harmed. Many of the HIV/AIDS medications that we sell receive greater attention from law enforcement officials than those medications that are most often dispensed by traditional pharmacies due to the high cost of HIV/AIDS medications and the potential for illegal use. In addition, we recognize that the Federal government has an interest in examining relationships between providers or between providers and other third parties relating to health technology services, including those that facilitate the electronic submission of prescriptions. For example, it is possible that our relationship with LabTracker/Oris Medical might invite inquiry from the Federal government. Part of the earn-out payment under our purchase agreement to acquire Oris Medical Systems, Inc. is based upon the number of patients who submit their prescriptions to our pharmacies through the LabTracker software system. These payments are made directly to the shareholders of Oris Medical and to Ground Zero Software, Inc., the owner of LabTracker. The purchase agreement expressly prohibits the shareholders of Oris Medical and Ground Zero from marketing the Oris software system. In addition, we will charge each provider who licenses the Oris System a fair market value license fee. While we believe our relationships with the shareholders of Oris Medical and Ground Zero and with the users of Oris comply with the anti-kickback laws, if we are found to violate any of these laws, we could suffer penalties, fines, or possible exclusion from participation in federal and state healthcare programs, which would reduce our sales and profits.

Our business could also be harmed if the entities with which we contract or have business relationships, such as pharmaceutical manufacturers, distributors, physicians or HIV/AIDS clinics, are accused of violating laws or regulations. The applicable regulatory framework is complex and evolving, and the laws are very broad in scope. There are significant uncertainties involving the application of many of these legal requirements to our business. Many of the laws remain open to interpretation and have not been addressed by substantive court decisions that clarify their meaning. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what effect any such legislation or regulation might have on us. Further, we cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could increase our cost of compliance with such laws or reduce our ability to become profitable. If we are found to have violated any of these laws, we could be required to pay fines and penalties, which could materially adversely affect our profitability, and our ability to conduct our business as currently structured. Federal and state investigations and enforcement actions continue to focus on the healthcare industry, scrutinizing a wide range of items such as referral and billing practices, product discount arrangements, dissemination of confidential patient information, clinical drug research trials, pharmaceutical marketing programs, and gifts for patients. It is difficult to predict how any of the laws implicated in these investigations and enforcement actions may be interpreted to apply to our business. To our knowledge, we are not currently the subject of any investigation. Any future investigation may cause publicity that would cause potential patients to avoid us, reducing potential net sales and profits and cause our stock price to decline.

Recent Medicare prescription drug coverage legislation and future legislation and future or regulatory reform of the healthcare system may affect our profitability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity. We have limited exposure to financial market risks, including changes in interest rates. At September 30, 2005, we had cash and cash equivalents of approximately $5,983,000 and short-term investments of approximately $28,812,000. Cash and cash equivalents consisted of demand deposits and money market accounts. Short-term investments consisted of highly liquid investments in debt obligations of the U.S. Government and other highly rated entities with maturities of one year or less. These investments are classified as available-for-sale and are considered short-term, because we expect to sell them within 12 months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates continue to rise, the value of our short-term investments would decrease. We expect to sell these investments prior to maturity, and therefore, we may not realize the full value of these investments. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest only in short-term, investment grade, interest-bearing instruments and thus do not expect future interest rate risk to be significant. The interest rates on outstanding notes payable are not subject to change with changes in market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain a set of disclosure controls and procedures designed to provide us with reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and disclosed in our filings within the time periods specified by the rules and regulations of the SEC. Our management does not expect that our disclosure controls and procedures will prevent all errors and fraud, as any control system is inherently limited by various factors and can provide only reasonable, and not absolute, assurance that the system’s goals will be achieved. Limitations of a control system can include faulty assumptions as to the likelihood of future events, errors in judgment or simple mistakes, resource and cost constraints, and inadequacies that develop over time because of changes in conditions and/or deterioration in compliance with policies and procedures. In view of these limitations, any evaluation of disclosure controls and procedures or internal control over financial reporting can provide only reasonable, and not absolute, assurance that control deficiencies and instances of fraud, if any, within the Company have been detected.

Under the supervision and with the participation of management, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this quarterly report on Form 10-Q for the quarter ended September 30, 2005. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Quarterly Report has been made in a timely manner.

Changes in internal control over financial reporting. As a result of our acquisitions of NAHH and Specialty in the first quarter of fiscal 2005, our internal control over financial reporting now includes the operations of those businesses. The acquisition of PMW did not include the operational systems of PMW. We believe that as a result of the acquisition of NAHH and Specialty, there were changes to our internal control over financial reporting for NAHH and Specialty that have had, or could reasonably be expected to have, a material effect on our internal control over financial reporting. Those businesses did not historically prepare public reports or disclosures and have systems of internal control that differ from ours. During the third quarter, we have continued to analyze NAHH’s and Specialty’s procedures and controls, and have made certain changes in their procedures and controls, at the direction and under the supervision of our management and subject to the oversight of the Company’s Audit Committee. We believe we have addressed the previously identified material weaknesses at Specialty identified by Specialty’s auditor. In addition, we have transitioned NAHH’s and the majority of Specialty’s current business onto the computer system that is used in our historical operations.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Because the aggregate market value of our voting and non-voting common equity held by non-affiliates is greater than $75 million, we will be an “accelerated filer” as of December 31, 2005. Therefore we and our auditors must evaluate and include a management report and auditor attestation of our internal controls over financial reporting in our annual report on Form 10-K for the year ended December 31, 2005. We are in the process of evaluation and testing and performing any necessary remediation on our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

Part II. Other Information

Item 1. LEGAL PROCEEDINGS

We are involved from time to time in legal actions arising in the ordinary course of our business. We currently have no pending or threatened litigation that we believe will result in an outcome that would materially affect our business. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company used the initial public offering proceeds to repay approximately $12,000,000 of its debt as follows:

•	$1,900,000 to repay the promissory notes given to the previous owners of Specialty;

•	$1,600,000 to repurchase 175,719 of the warrants we issued to the previous owners of Specialty;

•	$1,000,000 to Oris Medical pursuant to the terms of the definitive agreement with Oris Medical;

•	approximately $4,000,000 to repay the amount outstanding under our GE credit facility;

•	approximately $1,500,000 to repay the amount outstanding under our loan with West Bank;

•	approximately $2,000,000 to repay the amount outstanding under our subordinated note issued to an institutional accredited investor; and

•	the remaining amount for working capital and other general corporate purposes.

In August, 2005, the Company used $8,882,000 of proceeds from the initial public offering to purchase certain assets of Frontier Pharmacy & Nutrition, Inc. d/b/a PMW Pharmacy.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

10.1	Amendment No. 1 to the 1998 Stock Option Plan

10.2	Amended and Restated 2002 Stock Incentive Plan

10.3	Agreement with the California Department of Health Services dated as of August 2005.

10.4	Waiver and Consent Agreement, dated as of August 4 by and among Allion Healthcare, Inc., f/k/a The Care Group, Inc., Mail Order Meds of Texas, Inc., f/k/a Mail Order Meds, Inc., MOMS Pharmacy, Inc. (New York), f/k/a Mail Order Meds of New York, Inc., MOMS Pharmacy, Inc. (California), MOMS Pharmacy, LLC, Medicine Made Easy, North American Home Health Supply, Inc., Specialty Pharmacies, Inc. and GE HFS Holdings, Inc., f/k/a Heller Healthcare Finance, Inc.

10.5	Amendment No. 9 to Loan and Security Agreement, dated as of September 29, 2005 by and among Allion Healthcare, Inc., f/k/a The Care Group, Inc., Mail Order Meds of Texas, Inc., f/k/a Mail Order Meds, Inc., MOMS Pharmacy, Inc. (New York), f/k/a Mail Order Meds of New York, Inc., MOMS Pharmacy, Inc. (California), MOMS Pharmacy, LLC, Medicine Made Easy, North American Home Health Supply, Inc., Specialty Pharmacies, Inc. and GE HFS Holdings, Inc., f/k/a Heller Healthcare Finance, Inc

10.6	Agreement of Sublease for 191 Golden Gate Avenue, San Francisco, CA 94102, dated as of February 25, 2005, by and between Tenderloin AIDS Resources Center and Specialty Pharmacies, Inc.

10.7	Agreement of Lease for 2330 W. 205th Street, Torrance, CA 90501, dated as of April 7,2003, by and between Darin A. Peterson, and Medicine Made Easy.

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2005

ALLION HEALTHCARE, INC.

By:	/s/ James G. Spencer
James G. Spencer
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)