Form 10-Q/A
period 2005-06-30
ALLION HEALTHCARE INC
filed 2006-04-19
CIK 847935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of August 4, 2005, there were 12,592,018 shares of the Registrant’s common stock, $.001 par value, outstanding.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to Allion Healthcare, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, which was originally filed with the Securities and Exchange Commission (the SEC) on August 15, 2005 (the Original Form 10-Q), to reflect the restatements of our condensed consolidated balance sheet at June 30, 2005; our condensed consolidated statements of operations for the three and six months ended June 30, 2005; our condensed consolidated statements of cash flows for the six months ended June 30, 2005; and the related notes.

We reported the decision to restate in a press release filed in a Current Report on Form 8-K which was filed with the SEC on March 9, 2006. We decided to restate after management and the Board of Directors discussed with our independent registered public accounting firm, BDO Seidman, LLP the valuation of two warrants and the associated interest expense. We concluded that our financial statements for the three and six months ended June 30, 2005 and the three and nine months ended September 30, 2005 should no longer be relied upon and should be restated. Part I of this Form 10-Q/A contains more information about the restatement in “Note 2. Restatement of Financial Statements,” which accompanies the condensed consolidated financial statements in Item 1.

This Form 10-Q/A for the period ended June 30, 2005 reflects the restatement of the warrants referred to above and corrects an omission of a non-cash interest expense (below the “operating income” line) relating to warrants to purchase 100,000 shares our common stock that were issued to John Pappajohn, one of our outside directors, in April 2005 in connection with the extension of a guarantee on our West Bank credit facility and warrants to purchase 40,000 shares of our common stock that were issued to Crestview Capital Master, LLC in May 2005 in connection with the issuance of subordinated notes. The total non-cash interest expense for both issuances of warrants was approximately $966,000, and has been reflected in the restated financial statements for the second quarter of 2005. We had previously booked $60,000 for the value of warrants in the three months ended September 30, 2005. This is a one-time charge to the statement of operations and does not affect our operating income. We will file a restated Form 10-Q/A for the period ended September 30, 2005 as this charge will also affect the three and nine months ended September 30, 2005. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed on March 16, 2006 reflects all of the transactions mentioned above and will not be restated.

This Form 10-Q/A speaks as of August 15, 2005, and except as noted herein, we have not materially modified or updated the disclosures herein for events that occurred at a later date. Events occurring after the date of the Original Form 10-Q, and other disclosures necessary to reflect subsequent events, have been addressed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	At June 30, 2005 (UNAUDITED)	At December 31, 2004
	(Restated – See Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,964,641	$6,979,630
Investment in short term securities	13,387,000	0
Accounts receivable, (net of allowance for doubtful accounts of $400,032 in 2005 and $296,320 in 2004)	9,000,283	4,678,596
Inventories	1,770,591	733,581
Prepaid expenses and other current assets	1,261,829	722,984

Total current assets	$49,384,344	$13,114,791
Property and equipment, net	603,001	561,732
Goodwill	12,189,156	4,472,068
Intangible assets	11,388,404	1,643,449
Other assets	75,190	203,622

TOTAL ASSETS	$73,640,095	$19,995,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,540,413	$6,784,658
Revolving credit line	59,240	1,154
Notes payable-subordinated	1,557,721	1,250,000
Current portion of capital lease obligations	133,658	130,640
Other current liabilities	100,000	100,000

Total current liabilities	14,391,032	8,266,452
LONG TERM LIABILITIES:
Notes payable	673,994	—
Capital lease obligations	136,249	193,306
Other	24,189	21,409

Total liabilities	15,225,464	8,481,167

CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, shares authorized 20,000,000; issued and outstanding 0 at June 30, 2005 and 4,570,009 at December 31, 2004.	—	4,570
Common stock, $.001 par value; shares authorized 80,000,000; issued and outstanding 11,992,018 at June 30, 2005 and 3,100,000 at December 31, 2004.	11,992	3,100
Additional paid-in capital	71,177,067	22,060,733
Accumulated deficit	(12,774,428)	(10,553,908)

Total stockholders’ equity	58,414,631	11,514,495

Total liabilities and stockholders’ equity	$73,640,095	$19,995,662

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Restated – See Note 2)		(Restated – See Note 2)
Net sales	$28,582,099	$14,475,530	$51,277,848	$27,826,009
Cost of goods sold	24,440,885	12,959,826	43,563,031	24,746,639

Gross profit	4,141,214	1,515,704	7,714,817	3,079,370
Operating expenses:
Selling, general and administrative expenses	3,987,683	2,435,265	7,435,911	4,541,144

Operating income (loss)	153,531	(919,561)	278,906	(1,461,774)
Interest expense	(1,417,634)	(92,850)	(1,524,573)	(176,795)
Other income	373,744	—	373,744	—

Loss before discontinued operations	(890,359)	(1,012,411)	(871,923)	(1,638,569)
Loss from discontinued operations	(5,210)	(90,455)	(10,550)	(141,213)

Net Loss	(895,569)	(1,102,866)	(882,473)	(1,779,782)
Deemed dividend on preferred stock	1,338,047	—	1,338,047	—

Net loss available to common shareholders	$(2,233,616)	$(1,102,866)	$(2,220,520)	$(1,779,782)
Basic and Diluted loss per common share:
Loss before discontinued operations	(0.55)	(0.33)	(0.62)	(0.53)
Loss on discontinued operations	—	(0.03)	—	(0.04)

Loss per share	$(0.55)	$(0.36)	$(0.62)	$(0.57)
Basic and Diluted weighted average of common shares outstanding	4,069,802	3,100,000	3,587,580	3,100,000

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2005	2004
	(Restated – See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(882,473)	$(1,779,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	685,127	359,448
Deferred Rent	2,780	—
Mandatory Redeemable warrants	(316,744)	—
Non-Cash Interest Expense	966,000	—
Provision for doubtful accounts	25,000	(9,118)
Changes in operating assets and liabilities:
Accounts receivable	(618,167)	(2,192,140)
Inventories	116,659	271,981
Prepaid expenses and other assets	(274,028)	150,468
Accounts payable and accrued expenses	429,854	(1,550)

Net cash provided by (used in) operating activities	$134,008	$(3,200,693)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(84,542)	(109,826)
Proceeds from sale of property and equipment	—	27,500
Investment in short term securities	(13,387,000)	—
Payments for acquisition of North American net of cash acquired of $88,808	(5,150,268)	—
Payments for acquisition of Specialty Pharmacy	(5,089,559)	—
Payments for acquisition of Oris Medical	(1,345,095)	—
Payments for acquisition of PMW Assets	(5,242)	—

Net cash used in investing activities	$(25,061,706)	$(82,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Preferred Stock, net of fees	$103,554	$8,060,575
Proceeds from line of credit	43,246,791	28,950,000
Repayment of line of credit	(44,058,705)	(25,523,848)
Net proceeds from IPO	46,576,541	—
Notes Payable and Mandatory Warrants from acquisitions	(3,034,093)	—
Repayment of capital leases and long-term debt	(4,421,379)	(60,656)
Proceeds from/(repayment of) Notes Payable	3,500,000	(2,650,000)

Net cash provided by financing activities	$41,912,709	$8,776,071

NET INCREASE IN CASH AND CASH EQUIVALENTS	$16,985,011	$5,493,052
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	6,979,630	640,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,964,641	$6,133,842

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED AND RESTATED)

JUNE 30, 2005

NOTE 1	ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

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

NOTE 2	RESTATEMENT OF FINANCIAL STATEMENTS

On March 9, 2006, after discussion with the Company’s independent registered public accounting firm, BDO Seidman, LLP, and consultation with management and the Board of Directors, the Company concluded that the financial statements for the three-month and six-month periods ended June 30, 2005 and the three-month and nine-month periods ended September 30, 2005 should be restated. The financial statements have been restated to correct the omission of a non-cash interest expense (below the “operating income” line) relating to warrants to purchase 100,000 shares the Company’s common stock that were issued to John Pappajohn, one of the Company’s outside directors, in April 2005 in connection with the extension of a guarantee on the Company’s West Bank credit facility and warrants to purchase 40,000 shares of the Company’s common stock that were issued to Crestview Capital Master, LLC in May 2005 in connection with the issuance of subordinated notes. The total non-cash interest expense for both issuances of warrants was approximately $966,000, which is recorded in the restated financial statements for the three-month and six month periods ended June 30, 2005. We had previously booked $60,000 for the value of warrants in the third quarter of 2005. This expense is a one-time, non-cash charge to the income statement and does not affect operating income.

Below are summary financial tables comparing the originally reported financials to the restated financials. The restatement affected the three-month and six-month periods ended June 30, 2005 and the three-month and nine-month periods ended September 30, 2005 (which will be reported in a separately filed 10-Q/A).

The following table reports the items in the condensed consolidated statements of operations for the three months and six months ended June 30, 2005.

(in thousands of dollars, except per share data)	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	As Originally Reported	As Restated	As Originally Reported	As Restated
Net Sales	$28,582	$28,582	$51,278	$51,278
Gross Profit	$4,141	$4,141	$7,715	$7,715
Operating Income	$154	$154	$279	$279
Discontinued Operations	($5)	($5)	($11)	($11)
Deemed Dividend on Preferred	($1,338)	($1,338)	($1,338)	($1,338)
Net Loss Available to Common Shareholders	($1,267)	($2,233)	($1,255)	($2,221)
Basic and Diluted Loss per Common Share	($0.31)	($0.55)	($0.35)	($0.62)
Basic and Diluted Weighted Average Shares	4,070	4,070	3,588	3,588

The following table reports the items in the condensed consolidated balance sheet as of June 30, 2005 that were affected by the restatement.

(in thousands of dollars)	Balance Sheet at June 30, 2005 (Unaudited)
	As Originally Reported	As Restated
Additional Paid in Capital	$70,211	$71,177
Accumulated Deficit	($11,808)	($12,774)

The following table reports the items in the condensed consolidated statement of cash flow as of June 30, 2005 that were affected by the restatement.

(in thousands of dollars)	Cash Flow for Six Months Ended June 30, 2005
	As Originally Reported	As Restated
Net Income (loss)	$84	($882)
Non-Cash Interest Expense	$0	$966

NOTE 3	EARNINGS PER SHARE

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

NOTE 4	ISSUANCE OF SUBORDINATED NOTE

In May 2005, the Company completed a private placement with an institutional accredited investor pursuant to which the Company issued warrants to purchase 40,000 shares of common stock of the Company and issued subordinated notes in an amount equal to $2,000,000. The warrants expire in five years and have an exercise price of $13.00 per share. The notes and accrued interest were repaid with the proceeds of the Company’s initial public offering in June 2005. The Company paid placement agent fees and legal expenses of $176,000 in connection with the offering and recorded $213,000 of expense relating to the warrants upon repayment of the note following the initial public offering.

NOTE 5	INITIAL PUBLIC OFFERING

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

NOTE 6	ACQUISITIONS

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

The results of operations from the acquisitions are included in Allion’s consolidated operating results as of the date the companies were acquired.

The following tables describe the allocation of purchase price for these three acquisitions:

Purchase Price Paid for Specialty
Cash paid	$5,000,000
Pilot program payment	200,000
Notes Payable	1,900,000
Fair value of warrants issued	1,898,215
Direct acquisition costs	475,639

Total Purchase Price	9,473,854
Plus: net liabilities	415,149

$9,889,003

Allocation of Specialty Purchase Price
Covenant Not to Compete (five year life)	75,000
Covenant Not to Compete (three year life)	222,672
Referral Lists (fifteen year life)	4,153,386
Workforce (part of goodwill)	400,190
Goodwill	5,037,755

$9,889,003

Purchase Price Paid for NAHH
Cash paid	$5,000,000
Notes Payable	1,375,000
Fair value of warrants issued	241,760
Direct acquisition costs	463,177

Total Purchase Price	7,079,937
less: net tangible assets	(298,650)
debt discount	(51,253)

$6,730,034

Allocation of NAHH Purchase Price
Covenant Not to Compete (five year life)	50,000
Referral Lists (fifteen year life)	4,514,331
Goodwill	2,165,703

6,730,034

Purchase Price Paid for Oris Medical (1)
Cash paid	$1,000,000
Operating expenses paid to seller	250,000
Employee severance payments	72,520
Direct acquisition costs	22,575

Total Purchase Price	1,345,095
less: net tangible assets	(29,000)

$1,316,095

Allocation of Purchase Price for Oris Medical
License agreement – LabTracker – exclusive rights (three year life)	731,872
License agreement – LabTracker – nonexclusive rights (ten year life)	269,019
Computer software (three year life)	201,764
Workforce (goodwill)	113,440

1,316,095

(1)	The Company is presently evaluating the allocation of its purchase price among the assets acquired and expects to complete this allocation by the end of the year with the exception of any earn out payment.

The following pro forma results were developed assuming the acquisition of NAHH, Specialty and Oris Medical occurred January 1, 2004.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Revenue	$28,582,099	$24,997,558
Net loss available to common stockholders	$(2,469,144)	$(574,432)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Revenue	$55,843,957	$48,029,410
Net loss available to common stockholders	$(2,319,194)	$(885,389)

NOTE 7	CONTINGENCIES – LEGAL PROCEEDINGS

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

NOTE 8	STOCK-BASED COMPENSATION PLANS

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

	Six Months Ended
	June 30, 2005	June 30, 2004
Net loss available to common shareholders, as reported	$(2,220,520)	$(1,779,782)
Deduct: Total stock-based employee compensation expense determined under fair value method used	225,702	96,439

Net loss, pro forma	$(2,446,222)	$(1,876,221)

Net loss available to common shareholders per share; basic and diluted, as reported	$(0.62)	$(0.57)

Basic and diluted, pro forma	$(0.68)	$(0.61)

	Three Months Ended
	June 30, 2005	June 30, 2004
Net loss available to common shareholders, as reported	$(2,233,616)	$(1,102,866)
Deduct: Total stock-based employee compensation expense determined under fair value method used	110,685	78,982

Net loss, pro forma	$(2,344,301)	$(1,181,848)

Net loss available to common shareholders per share; basic and diluted, as reported	$(0.55)	$(0.36)

Basic and diluted, pro forma	$(0.58)	$(0.38)

NOTE 9	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

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

NOTE 10	MAJOR SUPPLIERS

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

NOTE 11	SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Interest paid on credit facilities notes and capital leases for the six months ended June 30, 2005 and 2004 was $544,981 and $149,776, respectively.

NOTE 12	DISCONTINUED OPERATIONS

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

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Revenue	$1,526,727	$2,292,336
Net loss	$(10,550)	$(141,213)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Revenue	$744,598	$1,195,698
Net loss	$(5,210)	$(90,455)

NOTE 13	DEEMED DIVIDEND

The Company recognized a deemed dividend of $1,338,047 for additional shares of common stock, par value $.001 per share, issued in connection with the conversion of preferred stock immediately prior to the Company’s initial public offering. These additional shares were issued in accordance with the terms of the Certificate of Designation of Rights and Preferences for the Series C, Series D and Series E Preferred Stock as follows:

Series C	31,667 shares of common stock at $5.00 per share;
Series D	113,151 shares of common stock at $6.00 per share; and
Series E	80,129 shares of common stock at $6.25 per share.

NOTE 14	RELATED PARTY TRANSACTION

In March 2005, when West Bank agreed to extend the maturity of its loan until September 2005, Mr. Pappajohn agreed to keep his guaranty in place through September 2005. As consideration for continuing his guaranty, in April 2005 the Company issued to Mr. Pappajohn warrants to purchase 100,000 shares of common stock exercisable at a price equal to our initial public offering price per share. The fair value of the warrants was $753,000 as calculated using the Black Scholes model. These warrants were expensed as interest expense in June 2005 when the West Bank facility was repaid with proceeds from the initial public offering.

NOTE 15	SUBSEQUENT EVENTS

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

RESTATEMENT

As discussed more fully in Note 2 to the condensed consolidated financial statements in Item 1 of Part I, we have restated our previously reported condensed consolidated financial statements for the second and third quarters of 2005. This 10-Q/A reflects the restatement of the three-month and six-month periods ended June 30, 2005.

This discussion and analysis (MD&A) should be read in conjunction with the restated financial statements and notes appearing elsewhere in this Report and our 2005 Form 10-K.

FORWARD-LOOKING STATEMENTS

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

In March 2005, we decided to cease operating our Austin, Texas distribution center as of June 30, 2005. A significant portion of the operations of our Austin, Texas distribution center was dedicated to serving organ transplant and oncology patients, and consistent with our strategy of focusing on the HIV/AIDS market, we decided not to continue this business. We did not record any material expense associated with the discontinuance of these operations and closing of our Austin, Texas facility. In 2004, our Austin, Texas distribution center contributed approximately $4,500,000 of net sales to our financial results. As a result of our decision to discontinue our Texas operations, we have presented the results of the Austin, Texas distribution center as “discontinued operations.” As required by generally accepted accounting principles, we have restated prior periods to reflect the presentation of the Texas facility as “discontinued operations,” so that period-to-period results are comparable.

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

In the second quarter of 2005, we recorded a net loss of $895,569. Though this loss is due to the increase in interest expense recorded from the warrant transactions in our restated financial statements, our service to HIV/AIDS patients has historically generated a net loss from our continuing operations until the first quarter of 2005. North American Home Health Supply, Inc. (“NAHH”), which we acquired on January 4, 2005, has historically reported higher gross margins than our service to HIV/AIDS patients and has reported net income. The higher gross margin for NAHH is due to a product mix that is reimbursed at higher amounts than the HIV/AIDS medications we sell. The purchasers of these higher margin products are primarily not HIV/AIDS patients. In light of our focus on serving HIV/AIDS patients, we expect that this higher margin business will become a smaller portion of our overall business over time. Consequently, we expect our gross margin to decline over time to levels more consistent with our historical HIV/AIDS operations.

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

OTHER EXPENSE (INCOME)

Interest expense was $1,524,573 and $176,795 for the six months ended June 30, 2005 and 2004, respectively. The increase in interest expense is attributable to the Company’s increased short-term borrowing from its revolving credit facility during the second quarter of 2005, interest payments paid on the promissory notes issued as consideration in the NAHH and SPI acquisitions, placement agent fees and legal expenses of $176,000 relating to the private placement of subordinated notes, and $213,000 related to the value of the warrants issued in connection with the private placement of subordinated notes. Included in interest expense is a charge of $753,000 recognized for the fair value of the warrants issued to John Pappajohn in exchange for the guarantee of our West Bank credit facility.

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

NET LOSS

For the six months ended June 30, 2005, the Company recorded net loss of $882,473 as compared to a net loss of $1,779,782 for the comparable period in the prior year. The decrease in net loss was primarily attributable to the acquisitions of NAHH and SPI (which had higher gross profits and lower selling, general and administrative expenses as a percent of net sales) in addition to organic growth of the Company’s existing pharmacies.

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

OTHER EXPENSE (INCOME)

Interest expense was $1,417,634 and $92,850 for the three months ended June 30, 2005 and 2004, respectively. The increase in interest expense is attributable to the Company’s increased short-term borrowing from its revolving credit facility during the second quarter of 2005, interest payments paid on the promissory notes issued as consideration in the NAHH and SPI acquisitions, placement agent fees and legal expenses of $176,000 relating to the private placement of subordinated notes, and $213,000 related to the value of the warrants issued in connection with the private placement of subordinated notes. Included in interest expense is a charge of $753,000 recognized for the fair value of the warrants issued to a director in exchange for the guarantee of a credit facility.

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

NET LOSS

For the three months ended June 30, 2005, the Company recorded a net loss of $895,569 as compared to a net loss of $1,102,866 for the comparable period in the prior year. The decrease in net loss was primarily attributable to the acquisitions of NAHH and SPI, which had higher gross profits and lower selling, general and administrative expenses as a percent of net sales, coupled with organic growth of the Company’s existing pharmacies.

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

Capital Resources

At June 30, 2005 we had cash, cash equivalents and short-term investments of approximately $37,400,000.

In August 2005, we canceled a $6,000,000 revolving credit facility with GE Capital which was to expire in April 2006. There were no borrowings outstanding on the facility. We decided to cancel the facility because of the cost and expense associated with borrowing money pursuant to the terms of the facility, and due to the covenants imposed on us, including a requirement that we obtain GE’s consent to proceed with acquisitions. We had used borrowings under the GE facility primarily to finance our weekly purchases of medications, and would repay the amount we borrowed during the course of a week as we received payments from government and private payors. As a result of the proceeds from our initial public offering, we have sufficient cash to finance the purchases of medications we will need to meet our customers needs. The Company will incur early termination penalties of approximately $60,000 in connection with the termination of the GE credit facility.

We had a $1,500,000 line of credit with West Bank, a Des Moines, Iowa bank. We repaid this credit line with proceeds from our initial public offering.

CONTRACTUAL OBLIGATIONS

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt Obligation (1)	$2,231,715	$1,557,721	$673,994	$0	$0
Long-Term Debt – IRS	100,000	100,000	0	0	0
Capital Lease Obligations (1)	269,907	133,658	112,118	24,131	0
Operating Lease Obligations	1,003,233	354,882	642,443	5,908	0
Purchase Commitments (2)	289,322,341	90,447,341	198,875,000	0	0

Total	$292,927,196	$92,593,602	$200,303,555	$30,039	$0

(1)	Interest expense payments on these amounts will be approximately $70,265 over the next three years.

(2)	If we fail to satisfy the minimum purchase obligation under our purchase agreement with AmerisourceBergen, we would be required to pay an amount equal to 0.2% of the unpurchased commitments at the end of the five-year term of the agreement.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In May 2005, the Company raised approximately $2,000,000 in a private placement of a convertible subordinated note with institutional accredited investor Crestview Capital Master, LLC. The Company issued warrants to purchase 40,000 shares of common stock of the Company and a convertible subordinated note in an amount equal to $2,000,000 to Crestview. The warrants expire in five years and have an exercise price of $13.00 per share. In connection with the sale, the Company entered into a registration rights agreement with Crestview pursuant to which Crestview has the right to demand registration of the common stock issued upon exercise of the warrant. The note and warrants were sold pursuant to Regulation D of the Securities Act of 1933, as amended. The note and accrued interest were repaid with the proceeds of the Company’s initial public offering in June 2005. The Company paid placement agent fees and legal expenses of $176,000 in connection with the offering.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS

10.1	Asset Purchase Agreement by and among Medicine Made Easy and Frontier Pharmacy & Nutrition Inc. dated as of August 4, 2005 (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 15, 2005.).*

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)**

* Previously filed.

** Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2006

ALLION HEALTHCARE, INC.

By:	/s/ James G. Spencer
James G. Spencer
Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)