Form 10-Q/A
period 2005-09-30
ALLION HEALTHCARE INC
filed 2006-04-19
CIK 847935

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to Allion Healthcare, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which was originally filed with the Securities and Exchange Commission (the SEC) on November 14, 2005 (the Original Form 10-Q), to reflect the restatements of our condensed consolidated balance sheet at September 30, 2005; our condensed consolidated statements of operations for the three and nine months ended September 30, 2005; our condensed consolidated statements of cash flows for the nine months ended September 30, 2005; and the related notes.

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

This Form 10-Q/A for the period ended September 30, 2005 reflects the restatement of the warrants referred to above and corrects an omission of a non-cash interest expense (below the “operating income” line) relating to warrants to purchase 100,000 shares our common stock that were issued to John Pappajohn, one of our outside directors, in April 2005 in connection with the extension of a guarantee on our West Bank credit facility and warrants to purchase 40,000 shares of our common stock that were issued to Crestview Capital Master, LLC in May 2005 in connection with the issuance of subordinated notes. The total non-cash interest expense for both issuances of warrants was approximately $966,000, and was reflected in the restated financial statements for the second quarter of 2005. This Form 10-Q/A reflects a reversal of $60,000, which we had previously booked for the value of the warrants in the three months ended September 30, 2005. This is a one-time charge to the statement of operations and does not affect our operating income. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed on March 16, 2006 reflects all of the transactions mentioned above and will not be restated.

This Form 10-Q/A speaks as of November 14, 2005, and except as noted herein, we have not made any material modifications or updated the disclosures herein for events that occurred at a later date. Events occurring after the date of the Original Form 10-Q, and other disclosures necessary to reflect subsequent events, have been addressed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	At Sept. 30, 2005 (UNAUDITED)	At December 31, 2004
	(Restated see Note 2)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$5,983,362	$6,979,630
Short term investments and securities held for sale	28,812,000	—
Accounts receivable, (net of allowance for doubtful accounts of $431,212 in 2005 and $296,320 in 2004)	12,229,967	4,678,596
Inventories	2,095,625	733,581
Prepaid expenses and other current assets	705,185	722,984

Total current assets	49,826,139	13,114,791

Property and equipment, net	653,732	561,732
Goodwill	14,750,870	4,472,068
Intangible assets	17,742,521	1,643,449
Other assets	87,490	203,622

TOTAL ASSETS	$83,060,752	$19,995,662

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,709,875	$6,784,658
Revolving credit line	1,009	1,154
Notes payable-subordinated	670,797	1,250,000
Current portion of capital lease obligations	123,002	130,640
Other current liabilities	—	100,000

Total current liabilities	15,504,683	8,266,452

LONG TERM LIABILITIES:
Notes payable - subordinated	678,352	—
Capital lease obligations	112,603	193,306
Other	25,804	21,409

Total liabilities	16,321,442	8,481,167

CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, shares authorized 20,000,000; issued and outstanding 0 at September 30, 2005 and 4,570,009 at December 31, 2004.	—	4,570
Common stock, $.001 par value; shares authorized 80,000,000; issued and outstanding 12,801,748 at September 30, 2005 and 3,100,000 at December 31, 2004.	12,802	3,100
Additional paid-in capital	78,591,946	22,060,733
Accumulated deficit	(11,865,438)	(10,553,908)

Total stockholders’ equity	66,739,310	11,514,495

Total liabilities and stockholders’ equity	$83,060,752	$19,995,662

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Restated – see Note 2)		(Restated – see Note 2)
Net sales	$33,926,592	$15,893,419	$85,261,440	$43,719,427
Cost of goods sold	28,108,735	13,920,457	71,671,766	38,667,098

Gross profit	5,817,857	1,972,962	13,589,674	5,052,329

Operating expenses:
Selling, general and administrative expenses	5,160,666	2,276,776	12,596,577	6,823,693

Operating income (loss)	657,191	(303,814)	993,097	(1,771,364)

Interest income (expense)	259,154	(30,064)	(1,265,419)	(201,085)
Other income (expense)	—	—	316,744	—

Income (loss) from continuing operations	916,345	(333,878)	44,422	(1,972,449)

Loss from discontinued operations	(7,355)	(36,521)	(17,905)	(177,733)

Net Income (loss)	908,990	(370,399)	26,517	(2,150,182)

Deemed dividend on preferred stock	—	—	1,338,047	—

Net income (loss) available to common shareholders	$908,990	$(370,399)	$(1,311,530)	$(2,150,182)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.07	$(0.11)	$(0.20)	$(0.64)
Loss from discontinued operations	—	(0.01)	—	(0.06)

Earnings (loss) per share	$0.07	$(0.12)	$(0.20)	$(0.69)
Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.06	$(0.11)	$(0.20)	$(0.64)
Loss from discontinued operations	—	(0.01)	—	(0.06)

Earnings (loss) per share	$0.06	$(0.12)	$(0.20)	$(0.69)

Basic weighted average of common shares outstanding	12,635,160	3,100,000	6,636,738	3,100,000

Diluted weighted average of common shares outstanding	14,921,283	3,100,000	6,636,738	3,100,000

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2005	2004
	(Restated – see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,517	$(2,150,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,276,608	538,163
Deferred rent	4,395	—
Gain on redemption of mandatory redeemable warrants	(316,744)	—
Provision for doubtful accounts	55,000	(97,646)
Non-cash interest expense	966,000	—
Debt discount on acquisition notes	51,253	—

Changes in operating assets and liabilities:
Accounts receivable	(3,677,851)	(1,950,071)
Inventories	(56,610)	331,689
Prepaid expenses and other assets	(605,067)	79,367
Accounts payable and accrued expenses	1,238,929	282,854

Net cash used in operating activities:	(1,037,570)	(2,965,826)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(219,285)	(125,232)
Proceeds from sale of property and equipment	—	27,500
Investment in short term securities	(28,812,000)	—
Payments for acquisition of North American, net of cash acquired of $88,808	(5,267,534)
Payments for acquisition of Specialty Pharmacy	(5,043,522)	—
Payments for acquisition of Oris Medical’s Assets	(1,303,655)	—
Payments for acquisition of PMW Assets	(8,925,622)	—

Net cash used in investing activities	(49,571,618)	(97,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Preferred Stock, net of fees	103,554	8,060,575
Proceeds from line of credit	43,250,071	33,576,597
Repayment of line of credit	(43,250,216)	(33,575,472)
Net proceeds from IPO	53,661,692	—
Net proceeds from exercise of employee stock options	330,538	—
Payment of notes payable and mandatory warrants from acquisitions	(3,034,543)	—
Repayment of capital leases and long-term debt	(4,948,176)	(2,735,980)
Proceeds from notes payable	3,500,000	—

Net cash provided by financing activities	49,612,920	5,325,720

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(996,268)	2,262,162

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,979,630	640,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,983,362	$2,902,952

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED AND RESTATED)

SEPTEMBER 30, 2005

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

NOTE 2 RESTATEMENT OF FINANCIAL STATEMENTS

On March 9, 2006, after discussion with the Company’s independent registered public accounting firm, BDO Seidman, LLP, and consultation with management and the Board of Directors, the Company concluded that the financial statements for the three-month and six-month periods ended June 30, 2005 and the three-month and nine-month periods ended September 30, 2005 should be restated. The financial statements have been restated to correct the omission of a non-cash interest expense (below the “operating income” line) relating to warrants to purchase 100,000 shares of the Company’s common stock that were issued to John Pappajohn, one of the Company’s outside directors, in April 2005 in connection with the extension of a guarantee on the Company’s West Bank credit facility and warrants to purchase 40,000 shares of the Company’s common stock that were issued to Crestview Capital Master, LLC in May 2005 in connection with the issuance of subordinated notes. The total non-cash interest expense for both issuances of warrants was approximately $966,000, which is recorded in the restated financial statements for the three-month and six-month periods ended June 30, 2005. We had previously booked $60,000 for the value of warrants in the third quarter of 2005 which has been reversed. This expense is a one-time, non-cash charge to the statement of operations and does not affect operating income.

Below are summary financial tables comparing the originally reported financials to the restated financials. The restatement affected the three-month and six-month periods ended June 30, 2005 (which was reported in a separately filed 10-Q/A) and the three-month and nine-month periods ended September 30, 2005.

The following table reports the items in the condensed consolidated statements of operations for the three months and nine months ended September 30, 2005.

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
(in thousands of dollars, except per share data)	As Originally Reported	As Restated	As Originally Reported	As Restated
Net Sales	$33,927	$33,927	$85,261	$85,261
Gross Profit	$5,818	$5,818	$13,590	$13,590
Operating Income	$657	$657	$993	$993
Discontinued Operations	$(7)	$(7)	$(18)	$(18)
Deemed Dividend on Preferred	$0	$0	$(1,338)	$(1,338)
Net Income (Loss) Available to Common Shareholders	$849	$909	$(406)	$(1,312)
Basic Earnings (Loss) per Common Share	$0.07	$0.07	$(0.06)	$(0.20)
Diluted Earnings (Loss) per Common Share	$0.06	$0.06	$(0.06)	$(0.20)
Basic Weighted Average Shares	12,635	12,635	6,637	6,637
Diluted Weighted Average Shares	14,921	14,921	6,637	6,637

The following table reports the items in the condensed consolidated balance sheet as of September 30, 2005 that were affected by the restatement.

	Balance Sheet at September 30, 2005 (Unaudited)
(in thousands of dollars)	As Originally Reported	As Restated
Additional Paid in Capital	$77,686	$78,592
Accumulated Deficit	$(10,959)	$(11,865)

The following table reports the items in the condensed consolidated statement of cash flow as of September 30, 2005 that were affected by the restatement.

	Cash Flow for Nine Months Ended September 30, 2005
(in thousands of dollars)	As Originally Reported	As Restated
Net Income	$933	$27
Non-Cash Interest Expense	$60	$966

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

NOTE 4 SHORT TERM INVESTMENTS

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

NOTE 5 ISSUANCE OF SUBORDINATED NOTE

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

NOTE 6 INITIAL PUBLIC OFFERING

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

NOTE 7 ACQUISITIONS

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

	Three Months Ended
	September 30, 2005	September 30, 2004
Revenue	$35,931,878	$33,213,596
Net income available to common stockholders	$80,324	$365,351

	Nine Months Ended
	September 30, 2005	September 30, 2004
Revenue	$104,514,140	$92,687,123
Net income available to common stockholders	$124,151	$633,219

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

$1,359,095

NOTE 8 CONTINGENCIES – LEGAL PROCEEDINGS

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

NOTE 9 STOCK-BASED COMPENSATION PLANS

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

	Nine Months Ended
	September 30, 2005	September 30, 2004
Net loss available to common shareholders, as reported	$(1,311,530)	$(2,150,182)
Deduct: Total stock-based employee compensation expense determined under fair value method	(291,741)	(259,079)

Net loss, pro forma	$(1,603,271)	$(2,409,261)

Net loss available to common shareholders per share, as reported - basic and diluted	$(0.20)	$(0.69)

Net loss available to common shareholders per share, pro forma - basic and diluted	$(0.24)	$(0.78)

	Three Months Ended
	September 30, 2005	September 30, 2004
Net income (loss) available to common shareholders, as reported	$908,990	$(370,399)
Deduct: Total stock-based employee compensation expense determined under fair value method	(66,039)	(166,973)

Net income (loss), pro forma	$842,951	$(537,372)
Net income (loss) available to common shareholders per share, as reported:
Basic	$0.07	$(0.12)
Diluted	$0.06	$(0.12)
Net income (loss) available to common shareholders per share, pro forma
Basic	0.07	(0.17)

Diluted	$0.06	$(0.17)

NOTE 10 CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

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

NOTE 11 MAJOR SUPPLIERS

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

NOTE 12 SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Interest paid on credit facilities, notes and capital leases for the nine months ended September 30, 2005 and 2004 was $532,479 and $198,746, respectively. During the year the Company has made two acquisitions of assets with part of the consideration paid with notes payable. The detail for these transactions can be found in Note F.

NOTE 13 DISCONTINUED OPERATIONS

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

NOTE 14 DEEMED DIVIDEND

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

NOTE 15 RELATED PARTY TRANSACTION

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

As discussed more fully in Note 2 to the condensed consolidated financial statements in Item 1 of Part I, we have restated our previously reported condensed consolidated financial statements for the second and third quarters of 2005. This 10-Q/A reflects the restatement of the three-month and nine-month periods ended September 30, 2005.

This discussion and analysis (MD&A) should be read in conjunction with the restated financial statements and notes appearing elsewhere in this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

FORWARD-LOOKING STATEMENTS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of Part 1 of this Quarterly Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the effect of regulatory changes including but not limited to the Medicare Prescription Drug improvement and Modernization Act of 2003, the reduction of reimbursement rates for primary services provided by government and other third-party payers, changes in reimbursement policies and possible other potential reductions in reimbursements by other state agencies, the ability of the Company to market its customized packaging system and the acceptance of such system by healthcare providers and patients, the ability of the Company to manage its growth with a limited management team, the availability of appropriate acquisition candidates and or ability to successfully complete and integrate acquisitions, and the other risks and uncertainties described from time to time in the Company’s public announcements and SEC filings, including without limitation the factors discussed in Part I, Item 2 of this quarterly report under the sub-heading “Risk Factors” and the Company’s Annual Reports on Form 10-K. All forward-looking statements included or incorporated by reference in this Quarterly Report on Form 10-Q/A are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

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

Effective January 1, 2006 under the MMA, Medicaid coverage of prescription drugs for Medicaid beneficiaries who are also eligible for Medicare will be shifted to the Medicare program. Medicaid drug coverage ends for people who also have or are eligible for Medicare on December 31, 2005. These enrollees are referred to as “dual eligibles.” Currently, dual eligibles fill their prescriptions through their state Medicaid programs. Medicare helps pay for basic health care services, like physician and hospital care, while Medicaid fills gaps and covers services and supplies, like prescription drugs, not covered by Medicare. In general, dual eligibles are persons (1) who have low income qualifying them for Medicaid benefits and (2) who also qualify for Medicare because they have chronic illnesses and disabilities, or they are over age 65.

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

OTHER EXPENSE (INCOME)

Interest expense was $1,265,419 and $201,085 for the nine months ended September 30, 2005 and 2004 respectively. The increase in interest expense is attributable to the Company’s increased short-term borrowing from its revolving credit facility during the second quarter of 2005, interest payments paid on the promissory notes issued as consideration in the NAHH and SPI acquisitions, placement agent fees and legal expenses of $176,000 relating to the private placement of subordinated notes, and $213,000 related to the value of the warrants issued in connection with the private placement of subordinated notes. Included in interest expense is a charge of $753,000 recognized for the fair value of the warrants issued to John Pappajohn in exchange for the guarantee of our West Bank credit facility.

Other income was $316,744 of income and $0 for the nine months ended September 30, 2005 and 2004 respectively. The gain of income of $316,744 for the nine months ended September 30, 2005 was recognized on the extinguishment of mandatory redeemable warrants. The Company repurchased warrants to purchase 175,719 shares of common stock issued in connection with the acquisition of SPI with proceeds from the initial public offering at a price of $9 per warrant. Interest expense was $359,419 and $201,085 for the nine months ended September 30, 2005 and 2004, respectively.

PROVISION FOR TAXES

The Company did not record a provision for taxes as it expects it will be able to use its historical losses to offset all taxable income in 2005.

NET INCOME (LOSS)

For the nine months ended September 30, 2005, the Company recorded net income before deemed dividend of $26,517 as compared to a net loss of $2,150,182 for the comparable period in the prior year. The improvement in net income was primarily attributable to the acquisitions of NAHH, Specialty and PMW in addition to organic growth of the Company’s existing pharmacies.

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

OTHER INCOME (EXPENSE)

Interest income was $259,154 and $30,064 of expense for the three months ended September 30, 2005 and 2004, respectively. The decrease in interest expense is attributable to the Company’s decreased short-term borrowing from its revolving credit facility.

PROVISION FOR TAXES

The Company did not record a provision for taxes as it expects that it will be able to use its historical losses to offset all taxable income in 2005.

NET INCOME (LOSS)

For the three months ended September 30, 2005, the Company recorded net income of $908,990 as compared to a net loss of $370,399 for the comparable period in the prior year. The increase in net income was primarily attributable to the acquisitions of NAHH, SPI, and PMW, which had higher gross profits and lower selling, general and administrative expenses as a percent of net sales, coupled with organic growth of the Company’s existing pharmacies.

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

We achieved profitability for the first time in the first quarter of 2005 but we may not be able to maintain profitability on a regular basis. If we fail to maintain profitability, your investment in our stock could result in a significant or total loss. Our predecessor company, The Care Group, Inc., filed for protection under Chapter 11 of the Bankruptcy Code in September 1998. We emerged from bankruptcy in February 1999 and, experienced operating losses until the first quarter of 2005.

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

Under the supervision and with the participation of management, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this quarterly report on Form 10-Q/A for the quarter ended September 30, 2005. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Quarterly Report has been made in a timely manner.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

10.1	Amendment No. 1 to the 1998 Stock Option Plan (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005.)

10.2	Amended and Restated 2002 Stock Incentive Plan (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005.)

10.3	Agreement with the California Department of Health Services dated as of August 2005. (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005.)

10.4

Waiver and Consent Agreement, dated as of August 4 by and among Allion Healthcare, Inc., f/k/a The Care Group, Inc., Mail Order Meds of Texas, Inc., f/k/a Mail Order Meds, Inc., MOMS Pharmacy, Inc. (New York), f/k/a Mail Order Meds of New York, Inc., MOMS Pharmacy, Inc. (California), MOMS Pharmacy, LLC, Medicine Made Easy, North American Home Health Supply, Inc., Specialty Pharmacies, Inc. and GE HFS Holdings, Inc., f/k/a Heller Healthcare Finance, Inc. (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005.)

10.5

Amendment No. 9 to Loan and Security Agreement, dated as of September 29, 2005 by and among Allion Healthcare, Inc., f/k/a The Care Group, Inc., Mail Order Meds of Texas, Inc., f/k/a Mail Order Meds, Inc., MOMS Pharmacy, Inc. (New York), f/k/a Mail Order Meds of New York, Inc., MOMS Pharmacy, Inc. (California), MOMS Pharmacy, LLC, Medicine Made Easy, North American Home Health Supply, Inc., Specialty Pharmacies, Inc. and GE HFS Holdings, Inc., f/k/a Heller Healthcare Finance, Inc (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005.)

10.6

Agreement of Sublease for 191 Golden Gate Avenue, San Francisco, CA 94102, dated as of February 25, 2005, by and between Tenderloin AIDS Resources Center and Specialty Pharmacies, Inc. (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005.)

10.7

Agreement of Lease for 2330 W. 205th Street, Torrance, CA 90501, dated as of April 7,2003, by and between Darin A. Peterson, and Medicine Made Easy. (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005.)

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2006

ALLION HEALTHCARE, INC.

By:	/s/ James G. Spencer
James G. Spencer
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)