Form 10-K/A
period 2005-12-31
ALLION HEALTHCARE INC
filed 2006-04-19
CIK 847935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to Allion’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, originally filed on March 16, 2006, for the sole purpose of refiling the certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. These certifications are included in this filing as Exhibits 31.1 and 31.2, respectively. This Form 10-K/A does not otherwise modify or update any of the disclosures contained in the original filing on Form 10-K to reflect any events that occurred at a later date.

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

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLION HEALTHCARE, INC.

Date: April 17, 2006	By:	/S/ JAMES SPENCER
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

EXHIBIT INDEX

2.1	Confirmation Order dated February 1, 1999. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 10, 1999.)

2.2	First Amended Plan of Reorganization of The Care Group, Inc., et al. dated January 2, 1998. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on October 10, 1999.)

2.3	Stock Purchase Agreement, dated as of May 1, 2003, among MOMS Pharmacy, Inc., as buyer, Allion Healthcare, Inc. as parent, and Darin A Peterson and Allan H. Peterson collectively as sellers. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2003.)

2.4	Stock Purchase Agreement by and among MOMS Pharmacy, Inc. and Michael Stone and Jonathan Spanier dated as of January 4, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2005.)

2.5	Stock Purchase Agreement by and among MOMS Pharmacy, Inc. and Pat Iantorno, Eric Iantorno, Jordan Iantorno, Jordan Iantorno A/C/F Max Iantorno, Michael Winters and George Moncada dated as of February 28, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2005.)

2.6	Asset Purchase Agreement by and among MOMS Pharmacy, Inc. and Oris Medical Systems, Inc. dated as of May 19, 2005. (Incorporated by reference to Exhibit 2.6 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

2.7	Asset Purchase Agreement by and among Medicines Made Easy and Priority Pharmacy, Inc. dated as of December 9, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2005.)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit A to the Registrant’s proxy statement filed on June 4, 2003.)

3.2	Certificate of Designation of Rights and Preferences of Series A Preferred Stock of Allion Healthcare, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)

3.3	Amended and Restated Certificate of Designation of Rights and Preferences of Series B Preferred Stock of Allion Healthcare, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)

3.4	Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2003.

3.5	Certificate of Designation of Rights and Preferences of Series C Preferred Stock of Allion Healthcare, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-KSB filed on April 16, 2003.)

3.6	Certificate of Designation of Rights and Preferences of Series D Preferred Stock of Allion Healthcare, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)

3.7	Certificate of Designation of Rights and Preferences of Series E Preferred Stock of Allion Healthcare, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2004.)

3.8	Third Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.8 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

3.9	Certificate of Correction of Allion Healthcare, Inc., relating to the Certificate of Designation of Rights and Preferences of Series D Preferred Stock. (Incorporated by reference to Exhibit 3.9 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

3.10	Certificate of Correction of Allion Healthcare, Inc., relating to the Certificate of Designation of Rights and Preferences of Series E Preferred Stock. (Incorporated by reference to Exhibit 3.10 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

3.11	Certificate of Correction of Allion Healthcare, Inc., relating to the Certificate of Designation of Rights and Preferences of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.11 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

3.12	Certificate of Correction of Allion Healthcare, Inc., relating to the Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.12 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

4.1	Form of Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to the former owners of North American Home Health Supply, Inc., as of January 4, 2005. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report of Form 8-K filed on January 10, 2005.)

4.2	Form of Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to the former owners of Specialty Pharmacies Inc., as of February 28, 2005. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report of Form 8-K filed on March 4, 2005.)

4.3	Subordinated Secured Promissory Notes of Allion Healthcare, Inc., dated as of January 4, 2005, in the aggregate amount of $1,375,000, issued to the former owners of North American Home Health Supply, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 10, 2005.)

4.4	Guaranty given by Allion Healthcare, Inc. to and for the benefit of Michael Stone and Jonathan Spanier dated as of January 4, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 10, 2005.)

4.5	Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to John Pappajohn on January 11, 2000. (Incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

4.6	Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to John Pappajohn on October 1, 2003. (Incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

4.7	Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to John Pappajohn on April 15, 2005. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2005.)

4.8	Warrant to purchase common stock of Allion Healthcare, Inc. issued to Crestview Capital Master, LLC on May 13, 2005. (Incorporated by reference to Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 18, 2005.)

4.9	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on May 24, 2005).

10.1	Registration Rights Agreement, dated as of October 30, 2001, by and between Allion Healthcare, Inc. and Gainesborough, L.L.C. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on 10-KSB/A filed in May 2004.)

10.2	Registration Rights Agreement issued to the holders of Series E convertible preferred stock, dated as of December 17, 2004 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2004.)

10.3	1998 Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)

10.4	2002 Stock Option Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2003.)
10.5	Amendment No. 1 to the 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed on November 14, 2005).

10.6	Amended and Restated 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed on November 14, 2005).

10.7	Loan and Security Agreement, dated as of April 21, 1999, by and among the Registrant, The Care Group of Texas Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and HCFP Funding, Inc. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004.)

10.8	Amendment No. 1 to Loan and Security Agreement, executed as of July 27, 2001 and effective as of April 21, 2001, by and among the Registrant, The Care Group of Texas Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.) (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004.)

10.9	Amendment No. 2 to Loan and Security Agreement, dated as of April 2002, by and among the Registrant, The Care Group of Texas, Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.) (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004.)

10.10	Amendment No. 3 and Consent to Loan and Security Agreement, dated as of May 28, 2003, by and among the Registrant, The Care Group of Texas, Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.) (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004.)

10.11	Amendment No. 4 to Loan and Security Agreement, dated as of September 2003, by and among the Registrant, The Care Group of Texas, Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.) (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004.)

10.12	Agreement of Lease Between Reckson Operating Partnership, L.P and Allion Healthcare, Inc. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004.)

10.13	Amendment No. 5 to Loan and Security Agreement, dated as of January 2005, by and among the Registrant, The Care Group of Texas, Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.) (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)

10.14	Amendment No. 6 to Loan and Security Agreement, dated as of February 2005, by and among the Registrant, The Care Group of Texas, Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.) (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)

10.15	AmerisourceBergen Prime Vendor Agreement dated September 15, 2003. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)**

10.16	Registration Rights Agreement, dated as of January 4, 2005, by and between Allion Healthcare, Inc. and Michael Stone and Jonathan Spanier. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)

10.16A	Amendment to Registration Rights Agreement dated as of May 19, 2005, between Allion Healthcare, Inc. and Michael Stone and Jonathan Spanier. (Incorporated by reference to Exhibit 10.15A to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

10.17	Registration Rights Agreement, dated as of April 4, 2003 issued to the holders of Series C convertible preferred stock. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)
10.18	Form of Registration Rights Agreement, dated as of April 16, 2004 issued to the holders of Series D convertible preferred stock. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

10.19	Form of Registration Rights Agreement, dated as of March 30, 2001 issued to the holders of Series A convertible preferred stock. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

10.20	Amendment No. 7 to Loan and Security Agreement, dated as of May 13, 2005 by and among Allion Healthcare, Inc., f/k/a The Care Group, Inc., Mail Order Meds of Texas, Inc., f/k/a Mail Order Meds, Inc., MOMS Pharmacy, Inc. (New York), f/k/a Mail Order Meds of New York, Inc., MOMS Pharmacy, Inc. (California), MOMS Pharmacy, LLC, Medicine Made Easy, North American Home Health Supply, Inc., Specialty Pharmacies, Inc. and GE HFS Holdings, Inc., f/k/a Heller Healthcare Finance, Inc., (f/k/a HCFP Funding, Inc.) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 18, 2005.)

10.21	Registration Rights Agreement dated as of May 13, 2005 by and between Allion Healthcare, Inc. and Crestview Capital Master, LLC. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 18, 2005.)

10.22	Amendment No. 8 to Loan and Security Agreement, dated as of May 17, 2005 by and among Allion Healthcare, Inc., f/k/a The Care Group, Inc., Mail Order Meds of Texas, Inc., f/k/a Mail Order Meds, Inc., MOMS Pharmacy, Inc. (New York), f/k/a Mail Order Meds of New York, Inc., MOMS Pharmacy, Inc. (California), MOMS Pharmacy, LLC, Medicine Made Easy, North American Home Health Supply, Inc., Specialty Pharmacies, Inc. and GE HFS Holdings, Inc., f/k/a Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

10.23	Noncompetition agreement by and between Allion Healthcare, Inc. and Mikelynn Salthouse dated as of August 27, 2002. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

10.24	Asset Purchase Agreement by and among Medicine Made Easy and Frontier Pharmacy & Nutrition Inc. dated as of August 4, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 15, 2005.)

10.25	Agreement with the California Department of Health Services dated as of August 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005.)

10.26	Waiver and Consent Agreement, dated as of August 4 by and among Allion Healthcare, Inc., f/k/a The Care Group, Inc., Mail Order Meds of Texas, Inc., f/k/a Mail Order Meds, Inc., MOMS Pharmacy, Inc. (New York), f/k/a Mail Order Meds of New York, Inc., MOMS Pharmacy, Inc. (California), MOMS Pharmacy, LLC, Medicine Made Easy, North American Home Health Supply, Inc., Specialty Pharmacies, Inc. and GE HFS Holdings, Inc., f/k/a Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005.)

10.27	Amendment No. 9 to Loan and Security Agreement, dated as of September 29, 2005 by and among Allion Healthcare, Inc., f/k/a The Care Group, Inc., Mail Order Meds of Texas, Inc., f/k/a Mail Order Meds, Inc., MOMS Pharmacy, Inc. (New York), f/k/a Mail Order Meds of New York, Inc., MOMS Pharmacy, Inc. (California), MOMS Pharmacy, LLC, Medicine Made Easy, North American Home Health Supply, Inc., Specialty Pharmacies, Inc. and GE HFS Holdings, Inc., f/k/a Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005.)

10.28	Agreement of Sublease for 191 Golden Gate Avenue, San Francisco, CA 94102, dated as of February 25, 2005, by and between Tenderloin AIDS Resource Center and Specialty Pharmacies, Inc. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005.)

10.29	Agreement of Lease for 19300 S. Hamilton Ave, Gardena, CA, dated as of August 23, 2005, by and between Kroeze Koncepts, Inc, and Medicine Made Easy (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006.).

10.30	Agreement of Lease for 3940-58 Fourth Avenue, San Diego, CA, dated as of January 9, 2006, by and between Acadia Corporation and Medicine Made Easy (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006.).

10.31	Asset Purchase Agreement among Medicine Made Easy and Priority Pharmacy, Inc., the David C. Zeiger Trust UTD 4/30/93, David C. Zeiger and Peter Ellman dated as of December 9, 2005 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006.).

10.32	Asset Purchase Agreement Among MOMS Pharmacy of Brooklyn, Inc., H.S. Maiman Rx, Inc. Scott Maiman and Nancy Maiman, dated as of March 10, 2006 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006.).

14.1	Code of Ethics. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004.)

21.1	Subsidiaries of the Registrant (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006.).

23.1	Consent of BDO Seidman, LLP (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006.).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. § 1350 Section 906 of the Sarbanes-Oxley Act of 2002. *

*	- Filed herewith
**	- Certain portions of this document have been omitted pursuant to a request for confidential treatment. We have filed non-redacted copies of this agreement with the Securities and Exchange Commission.
***	- These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Annual Report on Form 10-K/A or as a separate disclosure document.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at beginning of period	Charge to Cost and Expense	Charged to Other Accounts	Deductions (1)	Balance at End of period
Deducted from asset accounts
Year ended December 31, 2005:
Allowance for doubtful accounts	296,320	128,000		141,496	282,824
Valuation allowance on net deferred tax assets	3,802,000	201,000	668,000		4,671,000

	4,098,320	329,000	668,000	141,496	4,953,824

Deducted from asset accounts
Year ended December 31, 2004:
Allowance for doubtful accounts	437,032	80,200		220,912	296,320
Valuation allowance on net deferred tax assets	2,864,000		938,000		3,802,000

	3,301,032	80,200	938,000	220,912	4,098,320

Deducted from asset accounts
Year ended December 31, 2003:
Allowance for doubtful accounts	276,606	236,558		76,132	437,032
Valuation allowance on net deferred tax assets	2,072,000		792,000		2,864,000

	2,348,606	236,558	792,000	76,132	3,301,032

(1)	Consists primarily of recoveries of accounts previously deemed uncollectible.