Form 10-Q
period 2006-03-31
ALLION HEALTHCARE INC
filed 2006-05-10
CIK 847935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 5, 2006 there were 16,202,666 shares of the Registrant’s common stock, $.001 par value, outstanding.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	At March 31, 2006 (UNAUDITED)	At December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,404,893	$3,845,037
Short term investments and securities held for sale	15,614,788	23,000,553
Accounts receivable, (net of allowance for doubtful accounts of $288,624 in 2006 and $282,824 in 2005)	16,215,595	14,640,304
Inventories	3,385,645	3,228,225
Prepaid expenses and other current assets	938,301	762,466

Total current assets	70,559,222	45,476,585
Property and equipment, net	849,826	671,396
Goodwill	23,624,565	19,739,035
Intangible assets	21,517,907	20,314,866
Other assets	89,908	87,123

Total Assets	$116,641,428	$86,289,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,505,493	$17,205,977
Notes payable-subordinated	686,973	675,000
Current portion of capital lease obligations	82,549	107,379
Other current liabilities	5,023	—

Total current liabilities	17,280,038	17,988,356
LONG TERM LIABILITIES:
Notes payable - subordinated	—	682,710
Capital lease obligations	81,436	92,818
Deferred income taxes	238,957	153,000
Other	47,010	28,892

Total liabilities	17,647,441	18,945,776

COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, shares authorized 20,000,000; issued and outstanding 0 at March 31, 2006 and December 31, 2005	—	—
Common stock, $.001 par value; shares authorized 80,000,000; issued and outstanding 16,131,316 at March 31, 2006 and 12,956,382 at December 31, 2005.	16,131	12,956
Additional paid-in capital	109,254,838	78,778,705
Accumulated deficit	(10,353,964)	(11,486,985)
Accumulated other comprehensive income	76,982	38,553

Total stockholders’ equity	98,993,987	67,343,229

Total liabilities and stockholders’ equity	$116,641,428	$86,289,005

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2006	2005
Net sales	$41,285,202	$22,695,749
Cost of goods sold	34,631,118	19,122,146

Gross profit	6,654,084	3,573,603
Operating expenses:
Selling, general and administrative expenses	5,800,303	3,448,228

Operating income	853,781	125,375
Interest income (expense)	410,836	(106,939)
Other income	102	—

Income from continuing operations before taxes	1,264,719	18,436
Provision for taxes	131,698	—

Income before discontinued operations	1,133,021	18,436
Loss from discontinued operations	—	5,340

Net income	$1,133,021	$13,096

Basic earnings per common share:
Earnings from continuing operations	$0.07	$0.01
Loss from discontinued operations	0.00	0.00

Earnings per share	$0.07	$0.01

Diluted earnings per common share:
Earnings from continuing operations	$0.07	$0.00
Loss from discontinued operations	0.00	0.00

Earnings per share	$0.07	$0.00

Basic weighted average of common shares outstanding	15,192,061	3,100,000

Diluted weighted average of common shares outstanding	16,648,743	8,799,702

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,133,021	$13,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	736,435	298,044
Deferred rent	18,118	—
Provision for doubtful accounts	49,000	—
Amortization of debt discount on acquisition notes	4,263	—
Tax benefit realized from the exercise of employee stock options	45,741	—
Non-cash stock compensation expense	39,329	—
Deferred Income Taxes	85,957	—
Changes in operating assets and liabilities:
Accounts receivable	(1,624,291)	78,743
Inventories	274,151	176,513
Prepaid expenses and other assets	(352,801)	17,856
Accounts payable and accrued expenses	(331,001)	214,077

Net cash provided by operating activities:	77,922	798,329

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(264,829)	(30,089)
Purchases of short term securities	(31,331,920)	—
Sales of short term securities	38,756,114
Payments for acquisition of North American, net of cash acquired of $88,808	(16,614)	(5,196,408)
Payments for acquisition of Specialty Pharmacy	(8,815)	(5,002,628)
Payments for acquisition of Oris Medical’s Assets	(153,262)	(100,000)
Payments for acquisition of Priority’s Assets	(1,317,534)	—
Payments for acquisition of Maiman’s Assets	(5,243,527)	—
Payments for acquisition of H&H’s Assets	(2,993)	—
Payments for acquisition of Whittier’s Assets	(26,845)	—

Net cash used in investing activities	389,775	(10,329,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Preferred Stock	—	103,554
Proceeds from line of credit	—	12,355,840
Repayment of line of credit	—	(10,317,148)
Net proceeds from IPO	—	(83,083)
Net proceeds from secondary public offering	28,987,311	—
Proceeds from exercise of employee stock options and warrants	1,816,060	—
Repayment of notes payable and capital leases	(711,212)	(29,644)
Proceeds from notes payable	—	1,500,000

Net cash provided by financing activities	30,092,159	3,529,519

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	30,559,856	(6,001,277)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,845,037	6,979,630

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,404,893	$978,353

See notes to condensed consolidated financial statements.

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

(b) The condensed consolidated financial statements include the accounts of Allion Healthcare, Inc. and its subsidiaries. The condensed consolidated balance sheet as of March 31, 2006 and the condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005, are unaudited and have been prepared by the Company. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying condensed consolidated balance sheet at December 31, 2005 has been derived from audited financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (the “SEC”) on April 19, 2006. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2005 as filed with the SEC on April 19, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other interim period.

NOTE 2 EARNINGS PER SHARE

The Company presents earnings per share in accordance with SFAS No. 128, Earnings per Share. All per share amounts have been calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive. Preferred stock convertible into common stock of 0 and 4,570,009 shares were outstanding at March 31, 2006 and 2005, respectively. Options and warrants to purchase approximately 1,796,495 and 3,331,575 shares of common stock were outstanding at March 31, 2006 and 2005, respectively. The diluted shares outstanding for the three month period ended March 31, 2006 was 16,648,743.

NOTE 3 CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying amount of cash approximates its fair value. Our short-term securities are generally government obligations and are carried at amortized cost, which approximates fair market value. The gross unrealized gain at March 31, 2006 was $62,194 and is recorded as a component of accumulated other comprehensive income. There were no short term securities included in cash and cash equivalents at December 31, 2005. Cash and cash equivalents consist of the following at March 31, 2006:

Cash	$6,610,779
Short-term securities	27,794,114

Total	$34,404,893

NOTE 4 SHORT TERM INVESTMENTS

Investment in short term securities include certificates of deposit and available for sale securities, which are carried at amortized cost. Due to the short term nature of these investments, the amortized cost approximates fair market value. The gross unrealized gain at March 31, 2006 and December 31, 2005 was $14,788 and $38,553, respectively, and is recorded as a component of accumulated other comprehensive income. All of these investments mature within 12 months and consist of the following at March 31, 2006:

Certificates of Deposit	$1,500,000
Auction Rate Securities	14,114,788

Total	$15,614,788

NOTE 5 SECONDARY PUBLIC OFFERING

On January 26, 2006, the Company along with certain selling stockholders completed a secondary public offering of its common stock. The Company sold 1,800,000 shares of its common stock and participating stockholders sold 2,636,454 shares of common stock at a price of $12.83 per share less an underwriting discount and commission of $0.71 per share. In addition, the Company granted the underwriters an option, exercisable until February 27, 2006, to purchase up to an additional 665,468 shares at the secondary public offering price. On January 27, 2006, the underwriters exercised their over-allotment option to purchase 665,468 shares of common stock at $12.83 per share, less an underwriting discount and commission of $0.71 per share. The Company received net proceeds of $21.8 million and $8.1 million from the secondary public offering and from the exercise of the over-allotment option respectively, less expenses incurred of $1.0 million. The Company did not receive any proceeds from the sale of shares by the participating stockholders. The Company received $1.8 million from the payment of the exercise price of options and warrants to purchase 574,500 shares of our common stock.

NOTE 6 ACQUISITIONS

On January 4, 2005, MOMS Pharmacy, Inc. (“MOMS Pharmacy”), a California corporation and wholly-owned subsidiary of the Company entered into a stock purchase agreement with Michael Stone and Jonathan Spanier, who owned 100% of the stock of North American Home Health Supply, Inc. (“NAHH”), a California corporation. NAHH is engaged primarily in the pharmacy business in California. On the same day, MOMS Pharmacy acquired 100% of the stock of NAHH from Messrs. Stone and Spanier, in accordance with the terms of a stock purchase agreement.

In accordance with the terms of the Stock Purchase Agreement, on January 4, 2005 MOMS Pharmacy acquired 100% of the stock of NAHH in exchange for payment by Allion of the following consideration:

•	$5,615,996 of cash paid, including $473,999 of direct acquisition costs (less cash acquired of $88,808);

•	promissory notes of MOMS Pharmacy, due January 1, 2006, in the aggregate principal amount of $675,000;

•	promissory notes of MOMS Pharmacy, due January 1, 2007, in the aggregate principal amount of $700,000; and

•	warrants issued by Allion to purchase an aggregate of 150,000 shares of Allion common stock, at an exercise price of $6.26 per share.

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

The purchase price was subject to a post-closing adjustment based on the amount of NAHH’s working capital as of the closing date as well as cash collected from March 31, 2005 through December 31, 2005 in respect to accounts receivable as of the closing date. Allion paid an additional $141,997 to Messrs. Stone and Spanier in respect of the post-closing adjustment obligation. The purchase price also is subject to reduction for changes in the Medi-Cal rules and regulations at any time after the closing date, which result in reduced reimbursement payments to NAHH for any enteral or nutritional products it sold in 2004. Any purchase price reduction due to changes in the Medi-Cal rules and regulations will be payable solely by offset against the outstanding principal amounts of the promissory notes issued in the transaction.

On February 28, 2005, MOMS Pharmacy entered into a stock purchase agreement with the owners (the “Specialty Sellers”) of 100% of the stock of Specialty Pharmacies, Inc., a Washington corporation (“Specialty” or “SPI”). Specialty is engaged primarily in the business of providing HIV/AIDS pharmacy services in Washington and California. On the same day, MOMS Pharmacy acquired 100% of the stock of Specialty from the Specialty Sellers, in accordance with the terms of a stock purchase agreement.

Pursuant to the terms of the Stock Purchase Agreement, MOMS Pharmacy acquired 100% of the stock of Specialty for the following combination of cash and securities:

•	$5,505,017 of cash paid, including $496,546 of direct acquisition costs;

•	promissory notes of MOMS Pharmacy, due February 28, 2006, in the aggregate principal amount of $1,900,000; and

•	warrants issued by Allion to purchase an aggregate of 351,438 shares of Allion common stock, at an exercise price of $6.26 per share.

At the closing of Allion’s initial public offering the notes were paid in full.

The warrants have a fair market value of $1,898,215 and were recorded as a liability because the warrants were mandatorily redeemable upon the passage of time or upon a qualifying initial public offering. Allion paid $1,581,471 with proceeds from the IPO to repurchase 175,719 of the warrants issued to the Specialty Sellers and recognized a $316,744 gain that was recorded as other income. The purchase price was subject to a post-closing adjustment based on the amount of Specialty’s working capital as of the closing, which resulted in a $498,631 reduction in the purchase price. In addition, MOMS Pharmacy agreed to reimburse Specialty Sellers up to a maximum of $200,000, for any amounts received by Specialty from Medi-Cal relating to the California Pilot Program for prescriptions filled between September 1, 2004 and December 31, 2004.

On February 28, 2005, MOMS Pharmacy also acquired from Michael Tubb, pursuant to a Purchase Agreement signed on the same day, all rights he has to acquire capital stock of Specialty. Under the agreement, MOMS Pharmacy paid $1,200,000 to Mr. Tubb, consisting of $600,000 cash at closing and a $600,000 one-year promissory note payable in two equal installments on February 28, 2006 and March 31, 2006. The contingent consideration of the $600,000 promissory note is treated as non-recurring compensation based on his continued employment for one year post acquisition. The Company accrued $50,000 per month as compensation expense over the twelve month period of the agreement. This note accrued interest at a rate equal to the lowest applicable federal rate. These payments were expressly conditioned on (i) the fulfillment of the non-solicitation and non-competition provisions of the purchase agreement between MOMS Pharmacy and Mr. Tubb, and (ii) Mr. Tubb’s continued employment with Specialty and his use of best efforts, time and attention to and on behalf of Specialty.  Having satisfactorily met these conditions, payment of the promissory note was made to Mr. Tubb on February 28, 2006 and March 31, 2006.

On August 5, 2005, Medicine Made Easy (“MME”), a California corporation and wholly-owned subsidiary of the Company, purchased certain assets of Frontier Pharmacy & Nutrition, Inc. d/b/a PMW Pharmacy (“PMW”), a California-based specialty pharmacy focused on HIV/AIDS pharmacy services in the Long Beach, California area. Under the terms of the asset purchase agreement between MME and PMW, MME acquired selected assets, including PMW’s customer list of HIV/AIDS patients and inventory, for the following:

•	$8,875,379 of cash paid at closing, including $145,379 of direct acquisition costs;

•	$970,000 escrow payment paid 90 days after closing; and

•	$151,765 cash paid for inventories.

On December 9, 2005, MME purchased certain assets of Priority Pharmacy, Inc. (“Priority”), a California-based specialty pharmacy focused on HIV/AIDS pharmacy services in the San Diego, California area. Under the terms of the asset purchase agreement between MME and Priority, MME acquired selected assets, including Priority’s customer list of HIV/AIDS patients and inventory, for the following:

•	$6,669,905 of cash paid at closing, including $169,905 of direct acquisition costs;

•	$95,000 of additional cash paid as part of a subsequent Asset Purchase Agreement dated January 23, 2006;

•	$1,100,000 additional payment due in 3 equal payments monthly after closing; and

•	$379,192 cash paid for inventories.

On March 13, 2006, MOMS Pharmacy of Brooklyn, Inc. (“MOMS of Brooklyn”), a New York corporation and wholly owned subsidiary of the Company purchased certain assets of H.S. Maiman Rx, Inc. (“Maiman”), a Brooklyn, New York pharmacy. Under the Asset Purchase Agreement between MOMS of Brooklyn and Maiman, MOMS of Brooklyn acquired selected assets, including Maiman’s customer list of HIV/AIDS patients and inventory, for the following:

•	$4,811,956 of cash paid at closing, including $86,956 of direct acquisition costs;

•	$525,000 additional payment due; and

•	$431,571 cash paid for inventories.

The results of operations from the acquisitions are included in Allion’s consolidated operating results as of the date the companies were acquired.

The goodwill recorded as the result of the NAHH acquisition will not be deductible for tax purposes. The goodwill recorded as the result of the Specialty, PMW, Priority and Maiman acquisitions is expected to be deductible for tax purposes.

The following tables describe the allocation of purchase price for these five acquisitions:

Purchase Price Paid for Specialty
Cash paid	$5,000,000
Notes Payable	1,401,369
Fair value of warrants issued	1,898,215
Direct acquisition costs	655,017

Total Purchase Price	8,954,601
plus: net liabilities	415,493

$9,370,094

Allocation of Purchase Price for Specialty
Covenant Not to Compete (5 year life)	$75,000
Covenant Not to Compete (3 year life)	222,672
Referral Lists (15 year life)	4,153,386
Workforce (part of goodwill)	400,190
Goodwill	4,518,846

$9,370,094

Purchase Price Paid for North American
Cash paid	$5,141,996
Notes Payable	1,375,000
Fair value of warrants issued	241,760
Direct acquisition costs	473,999

Total Purchase Price	7,232,755
less: net tangible assets	(243,630)
debt discount	(51,253)

$6,937,872

Allocation of Purchase Price for North American
Covenant Not to Compete (5 year life)	$50,000
Referral Lists (15 year life)	4,514,331
Goodwill	2,373,541

$6,937,872

Purchase Price Paid for PMW
Cash paid	$8,730,000
Escrow payment payable	970,000
Inventories	151,765
Direct acquisition costs	300,000

Total purchase price	10,151,765
less: net tangible assets	(151,765)

$10,000,000

Allocation of Purchase Price for PMW
Referral list (15 year life)	$5,819,174
Non compete - participating owner (3 year life)	851,822
Non compete - non-participating owner (3 year life)	25,000
Workforce (part of goodwill)	110,350
Goodwill	3,193,654

$10,000,000

Purchase Price Paid for Priority
Cash paid	$7,600,001
Additional cash paid – subsequent purchase	95,000
Inventories	379,192
Direct acquisition costs	250,000

Total purchase price	8,324,193
less: net tangible assets	(389,227)
operating expense	(8,250)

$7,926,716

Allocation of Purchase Price for Priority
Referral list (15 year life)	$2,577,240
Non compete - active owner (5 year life)	418,561
Non compete - inactive owner (5 year life)	25,000
Workforce (part of goodwill)	118,661
Goodwill	4,787,254

$7,926,716

Purchase Price Paid for Maiman
Cash paid	$4,725,000
Additional payments due	525,000
Inventories	431,571
Direct acquisition costs	125,000

Total purchase price	5,806,571
less: net tangible assets	(431,571)

$5,375,000

Preliminary Allocation of Purchase Price for Maiman*
Referral list (15 year life)	$1,700,000
Non compete (5 year life)	25,000
Workforce (part of goodwill)	120,000
Goodwill	3,530,000

$5,375,000

*	Maiman allocation of purchase price is subject to change based on finalization of independent valuation.

The following pro forma results were developed assuming the acquisition of Specialty, PMW, Priority and Maiman occurred on January 1, 2005. The pro forma results do not purport to represent what our results of operations actually would have been if the transactions set forth above had occurred on the date indicated or what our results of operations will be in future periods.

	Three Months Ended March 31,
	2006	2005
Revenue	$43,454,812	$41,450,253
Net Income	1,130,740	809,840
Earnings per common share:
Basic	$0.07	$0.26
Diluted	$0.07	$0.09

On June 30, 2005, Oris Health, Inc, a newly-formed California corporation and wholly-owned subsidiary of the Company, acquired, pursuant to an asset purchase agreement dated May 19, 2005, all right, title and interest in and to certain intellectual property and other assets owned, leased or held for use by Oris Medical System, Inc. (“Oris”) a development stage company incorporated in Washington, including an assignment of Oris’ license to use Ground Zero Software, Inc.’s computer software program known as LabTracker—HIV™, and Oris System, an electronic prescription writing system. At the closing of the acquisition, Oris and Ground Zero were paid $850,000 and $150,000, respectively, in cash. In addition, pursuant to the terms of an earn-out formula set forth in the asset purchase agreement, Oris and Ground Zero may receive up to an additional $40,000,000 in the aggregate, paid on a quarterly basis, based on the net number of HIV patients of physician customers utilizing the LabTracker—HIV™ software or the Oris System to fill their prescriptions at MOMS Pharmacy or an affiliate of MOMS Pharmacy. During the first quarter of 2006, we serviced 1,041 total patients that were monitored under LabTracker and/or Oris software. This includes an incremental 104 patients that we brought on during the three months ended March 31, 2006 that will be paid under the Oris earn-out agreement. Oris’ and Ground Zero’s rights to these additional payments terminate 40 months after the closing of the acquisition and, under certain circumstances set forth in the asset purchase agreement, portions of these additional payments may be made in stock of the Company. Earn-out payments are recorded quarterly as earned. Payments made to Oris for the patients from existing clinics will be allocated to the clinic list and amortized over a fixed 15 year period beginning from when Oris was acquired, and from new clinics, will be expensed. Payments made to Ground Zero for patients from both new and existing clinics will be allocated to the exclusive LabTracker license agreement and will be amortized over its remaining life. Oris does not qualify as a business so the transaction was accounted for as the acquisition of certain assets and liabilities of Oris.

Purchase Price Paid for Oris’ Intangible Assets
Cash paid	$1,000,000
Earn out obligation	229,000
Operating expenses paid to seller	250,000
Employee severance payments	72,520
Direct acquisition costs	61,058

Total Purchase Price	1,612,578
less: net tangible assets	(29,000)

$1,583,578

Allocation of Purchase Price for Oris’ Intangible Assets
License agreement—LabTracker—exclusive rights (40 month life)	$1,119,957
Clinic List (15 year life—from date of purchase)	177,500
Computer software (3 year life)	86,121
Non compete (40 month life)	200,000

$1,583,578

NOTE 7 CONTINGENCIES – LEGAL PROCEEDINGS

On March 9, 2006, we alerted the staff of the SEC’s Division of Enforcement to the issuance of our press release of that date announcing our intent to restate our quarterly filings for the periods ended June 30, 2005 and September 30, 2005. On March 13, 2006, we received a letter from the Division of Enforcement notifying us that the Division of Enforcement had commenced an informal inquiry and requested that we voluntarily produce certain documents and information. In that letter, the SEC also stated that the informal inquiry should not be construed as an indication that any violations of law have occurred. We are cooperating fully with the Division of Enforcement’s inquiry.

We are involved from time to time in legal actions arising in the ordinary course of our business. We currently have no pending or threatened litigation that we believe will result in an outcome that would materially adversely affect our business. Nevertheless, there can be no assurance that future litigation, to which the Company may become a party, will not have a material adverse effect on our business.

NOTE 8 STOCK-BASED COMPENSATION PLAN

The Company maintains stock option plans that include both incentive and non-qualified options reserved for issuance to key employees, including officers and directors. All options are issued at fair market value at the grant date and vesting terms vary according to the plans. The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender.

Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion No. 25, ”Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its employee stock-based compensation. Under APB No. 25, compensation expense was recorded if, on the date of grant, the market price of the underlying stock exceeded its exercise price. As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure – An Amendment of FASB Statement No. 123” (“SFAS No. 148”), the Company had retained the accounting prescribed by APB No. 25 and presented the disclosure information prescribed by SFAS No. 123 and SFAS No. 148.

Had compensation expense for stock option grants issued been determined under the fair value method of SFAS No. 123, the Company’s net loss and loss per share (EPS) for the three-month period ended March 31, 2005 would have been:

Three Months Ended March 31, 2005
Reported Income	$13,096
Stock-based compensation cost	(104,976)

Pro-forma net loss	$(91,880)

Reported basic EPS	0.01
Reported diluted EPS	0.00
Pro-forma basic & diluted EPS	(0.03)

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the three months ended March 31, 2006, the Company recorded non-cash compensation expense in the amount of $39,329 ($.002 per basic and diluted share) relating to stock options. The Company elected to utilize the modified-prospective application method, whereby compensation expense is recorded for all awards granted after January 1, 2006 and for the unvested portion of awards granted prior to this date. Accordingly, prior period amounts have not been restated.

A summary of stock option activity for the three-months ended March 31, 2006 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,452,000	$3.21
Granted	0	—
Exercised	(357,250)	2.55
Forfeited or expired	(12,083)	5.31

Outstanding at March 31, 2006	1,082,667	$3.40	5.0	$10,994,767

Exercisable at March 31, 2006	763,779	$2.21	4.5	$8,644,649

The total intrinsic value of options exercised during the three-months ended March 31, 2006 was $3,324,595.

A summary of the status of the Company’s non-vested shares as of March 31,2006 is as follows:

Non-vested Shares	Shares	Weighted Avg. Grant Date Fair Value
Non vested at January 1, 2006	341,805	$1.64
Granted	—	—
Vested	(10,834)	2.44
Forfeited	(12,083)	0.92

Non vested at March 31, 2006	318,888	$1.64

As of March 31, 2006, there was $191,883 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the three-months ended March 31, 2006 was $39,329, which was recorded as part of general and administrative expenses.

NOTE 9 CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company provides prescription medications to its customers in the United States through its nine distribution centers. Credit losses relating to customers historically have been minimal and within management’s expectations.

At December 31, 2005 and March 31, 2006 the Company maintained the majority of its cash and short term investments with two financial institutions. Such cash balances, at times, may exceed FDIC limits. The Company has not experienced any losses in such accounts.

Federal and state third-party reimbursement programs represented approximately 88% and 88% of total sales for the three month periods ended March 31, 2006 and 2005, respectively. At March 31, 2006 and December 31, 2005, the Company had an aggregate outstanding receivable from federal and state agencies of approximately $11,801,671 and $11,736,073, respectively.

NOTE 10 MAJOR SUPPLIERS

During the three months ended March 31, 2006 and 2005, the Company purchased approximately $28,304,686 and $18,166,000, respectively, from one major drug wholesaler. Amounts due to this supplier at March 31, 2006 and December 31, 2005 were approximately $9,600,422 and $12,358,000, respectively.

In September 2003, the Company signed a five-year agreement with a drug wholesaler that requires certain minimum purchases. If the Company does not meet the minimum purchase commitments as set forth in the agreement, the Company will be charged a prorated amount of 0.20% of the projected volume remaining on the term of the Agreement. The agreement also provides that the Company’s minimum purchases during the term of the agreement will be no less than $400,000,000. The Company has purchased approximately $196,474,000 from this drug wholesaler since the beginning of the term of this agreement and believes it will be able to meet its minimum purchase obligations under this agreement.

NOTE 11 SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Interest paid on credit facilities, notes and capital leases for the three months ended March 31, 2006 and 2005 was $29,450 and $94,330, respectively. During 2005, the Company made two acquisitions of assets with part of the consideration paid with notes payable. The detail for these transactions can be found in Note 5.

NOTE 12 DISCONTINUED OPERATIONS

In March 2005, the Company decided to cease its operations in Texas and discontinue its business of serving organ transplant and oncology patients. The Company closed this facility as of June 30, 2005. In accordance with the provisions of Statement of Financial Accounting Standard, Accounting for the Impairment or Disposal of Long-

Lived Assets (SFAS No. 144), the results of operations for the Company’s Texas operations have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

	Three Months Ended March 31,
	2006	2005
Revenue	$0	$782,128
Net Loss	0	(5,340)

NOTE 13 SUBSEQUENT EVENTS

On April 6, 2006, MME purchased certain assets of the HIV business of H&H Drug Stores, Inc. d/b/a Western Drug (“H&H”), a Glendale, California based pharmacy. Under the terms of the asset purchase agreement between MME and H&H, the Company paid H&H $4.6 million to acquire selected assets, including H&H’s customer list of HIV/AIDS patients. In addition, MME agreed to pay to H&H an amount equal to H&H’s wholesale acquisition cost for inventory of the HIV business acquired by MME. For the twelve month period ended December 31, 2005, H&H reported net sales (unaudited) of approximately $11.6 million.

On April 21, 2006, the Company allowed its credit facility with GE HFS Holdings, Inc. f/k/a Heller Healthcare Finance (‘GE”) to expire. The GE credit facility provided for the Company to borrow up to a maximum of $6,000,000, based on the Company’s accounts receivable. At this time, the Company has not elected to renew this credit facility but is having discussions with GE about maintaining the current facility.

On May 1, 2006, in accordance with the terms of the Asset Purchase Agreement dated April 28, 2006, MME acquired substantially all of the assets of Whittier Goodrich Pharmacy, Inc. (“Whittier”), a Los Angeles, California based pharmacy. Under the terms of the Asset Purchase Agreement, MME paid $15.0 million, plus an amount equal to the fair market value of certain of Whittier’s inventory, to acquire substantially all of Whittier’s business and assets, including fixed assets, inventory, prescription files, and goodwill (cash and accounts receivable were excluded). For the 12-month period ended December 31, 2005, Whittier reported net sales (un-audited) of approximately $29.4 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including, but not limited to:

•	the effect of regulatory changes, including but not limited to, the Medicare Prescription Drug improvement and Modernization Act of 2003,

•	the reduction of reimbursement rates for primary services provided by government and other third-party payers,

•	changes in reimbursement policies and possible other potential reductions in reimbursements by other state agencies,

•	the ability of the Company to market its customized packaging system and the acceptance of such system by healthcare providers and patients,

•	the ability of the Company to manage its growth with a limited management team,

•	the availability of appropriate acquisition candidates and or ability to successfully complete and integrate acquisitions.

These and other risks and uncertainties are discussed in detail in our 2005 Annual Report on Form 10-K/A and should be reviewed carefully. All forward-looking statements included or incorporated by reference in this Quarterly Report on Form 10-Q are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

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

We operate our business as a single segment configured to serve key geographic areas most efficiently. As of March 31, 2006, we operated nine distribution centers that are located strategically in California (5 separate locations), New York (2 separate locations), Florida and Washington to serve major metropolitan areas in which high concentrations of HIV/AIDS patients reside. In discussing our results of operations, we address changes in the net sales contributed by each of these distribution centers because we believe this provides a meaningful indication of the historical performance of our business.

In March 2005, we decided to cease operating our Austin, Texas distribution center as of June 30, 2005. A significant portion of the operations of our Austin, Texas distribution center was dedicated to serving organ transplant and oncology patients, and consistent with our strategy of focusing on the HIV/AIDS market, we decided not to continue this business. We did not record any material expense associated with the discontinuance of these operations and the closing of our Austin, Texas facility. In 2005, our Austin, Texas distribution center contributed approximately $1.5 million of net sales to our financial results. As a result of our decision to discontinue our Texas operations, we have presented the results of the Texas distribution center as “discontinued operations.” As required by generally accepted accounting principles, we have restated prior periods to reflect the presentation of the Texas facility as “discontinued operations,” so that period-to-period results are comparable.

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the MMA, was signed into law. This complex legislation made significant structural changes to the Federal Medicare program, including providing for a Medicare prescription drug benefit. Under the MMA, Medicare Part D prescription drug plans, or PDPs, were selected by the Centers for Medicare & Medicaid Services, or CMS, through a competitive bidding process so that beneficiaries will have a choice between at least two plans in the area in which they live. CMS announced the results of its bidding process and the selected PDPs through a press release on September 23, 2005.

Effective January 1, 2006, Medicaid coverage of prescription drugs for Medicaid beneficiaries who are also eligible for Medicare were shifted to the Medicare program. These enrollees are referred to as “dual eligibles.” In general, dual eligibles are persons (1) who have low income qualifying them for Medicaid benefits and (2) who also qualify for Medicare because they have chronic illnesses and disabilities, or they are over age 65. Previously, dual eligibles filled their prescriptions through their state Medicaid programs. Medicaid drug coverage ended for people who were eligible for Medicare on December 31, 2005. Previously Medicare helped pay for basic health care services, like physician and hospital care, while Medicaid filled gaps and covered certain supplies, like prescription drugs, not covered by Medicare.

In connection with the implementation of the MMA, all dual eligibles had the opportunity to enroll in a PDP that administers the Medicare drug benefit and pays providers like us for providing drugs under the program. Dual eligibles who did not voluntarily pick a PDP plan were enrolled automatically in a plan. This change in payor requires us to seek payment for our dual eligible patients from their PDP instead of the government. We have contracts in place with multiple PDPs in each of the markets we serve. However, we may not have a negotiated agreement with all of the PDPs in which our patients are enrolled. As a result, we may have lost patients who enrolled in a PDP that we did not have a contract with. In addition, if patients move to a PDP that we do not have an agreement with, we may not be able to provide services to them in the future. In some cases, we have to accept a lower reimbursement rate from the PDPs than we previously received under Medicaid. Some PDPs do not cover all the drugs and services we previously provided to our dual eligible patients. A combination of a lower reimbursement rate and different coverage has negatively impacted our earnings and resulted in lower net sales and a lower gross profit to us for the dual eligible patients who we serve. In March 2006 the effects of Part D impacted more of our patients than anticipated. Approximately 18%, of our total patient population serviced in March 2006, were covered by Part D; however, approximately 43% of our patients previously covered by Medi-Cal and serviced out of our HIV pharmacies in California had been moved to Part D in March.

The key components of our financial results are our net sales, our gross profit and our operating expenses.

Net Sales. We sell HIV/AIDS prescription and ancillary medications, and nutritional supplies. As of March 31, 2006, approximately 88% of our net sales came from payments from Medicaid, Medicare (including Medicare Part D) and ADAP. These are all highly regulated government programs that are subject to frequent changes and cost containment measures. We continually monitor changes in reimbursement for HIV/AIDS medications.

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

While we believe that we now have a sufficient revenue base to continue to operate profitably given our anticipated operating and other expenses, our business remains subject to uncertainties and potential changes, as discussed below, that could result in losses. In particular, changes to reimbursement rates (including Part D), unexpected increases in operating expenses, difficulty integrating acquisitions or declines in the number of patients we serve or the number of prescriptions we fill could adversely affect our future results.

Operating Expenses. Our operating expenses are made up of both variable and fixed costs. Variable costs increase as net sales increase. Our principal variable costs are labor and delivery. Fixed costs do not vary directly with changes in net sales. Our principal fixed costs are facilities and equipment and insurance.

We have grown our business by acquiring other specialty pharmacies and expanding our existing business. We expect to continue to make acquisitions and to continue to expand our existing business. Since the beginning of 2003, we have acquired seven specialty pharmacies in California and one specialty pharmacy in New York. We also generate internal growth primarily by increasing the number of patients we serve and filling more prescriptions per patient.

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

Revenue Recognition. Net sales refer to our sales of medications and nutritional supplements to patients and are reported net of contractual allowances to patients, government and private payors and others in the period when delivery to our patients is completed. Any customer can initiate the filling of prescriptions by having a doctor call in prescriptions to our pharmacists, faxing over a prescription, or mailing prescriptions to one of our facilities. Once we have verified that the prescriptions are valid and have received authorization from a customer’s insurance company, the pharmacist then fills the prescriptions and ships the medications to the customers through our outside delivery service, an express courier service, or postal mail. We served 12,502 patients in the month of March 2006.

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

In New York, reimbursement rates for pharmacy services provided under Medicaid were reduced in September 2004. Under the changed reimbursement rate, prescriptions are reimbursed at the AWP less 12.75%, plus a dispensing fee. The previous reimbursement rate was AWP less 12%, plus a dispensing fee of $3.50 to $4.50. Approved specialized HIV pharmacies will continue to be reimbursed at AWP less 12% plus a dispensing fee. The legislation authorizing the more favorable reimbursement rate is currently effective until March 31, 2006. We believe we will be reimbursed at the rates in effect prior to March 31, 2006 until such time that the legislation is renewed. There is no certainty, however, that the favorable reimbursement rate will remain in effect after March 31, 2006, or that the legislation will be renewed. We have been notified by the Department of Health in New York that we qualify for the specialized pharmacy reimbursement and we have recognized the expected revenues. The first payment under this reimbursement program was subsequently received in April 2006.

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

If we determine through the impairment review process that goodwill has been impaired, we record an impairment charge in our consolidated statement of income. Based on our impairment review process, we have not recorded any impairment during the three month period ended March 31, 2006.

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

We adopted SFAS No. 123(R) effective January 1, 2006.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

The following table sets forth the net sales and operating data for each of our distribution centers for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006				2005
Distribution Region	Net Sales		Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months
California (1)	$27,730,824	(3)	117,319	25,730	$11,691,612	55,441	14,107
New York (2)	12,310,459		45,834	6,333	10,149,794	40,005	5,710
Florida	413,655		2,484	325	550,917	3,576	422
Seattle (1)	830,264		4,936	890	303,426	1,736	293

Total	$41,285,202		170,573	33,278	$22,695,749	100,758	20,532

(1)	California & Seattle operations for the three months ended March 31, 2005 include one month of contribution from Specialty Pharmacies, Inc.

(2)	New York operations for the three months ended March 31, 2006 include a partial month of contribution from Maiman.

(3)	California operations for the three months ended March 31, 2006 includes $858,457 of retroactive premium reimbursement for prior periods in 2005 and 2004.

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

NET SALES

Net sales for the three months ended March 31, 2006 increased to $41,285,202 from $22,695,749 for the three months ended March 31, 2005, an increase of 82%. The increase in net sales for the three months ended March 31, 2006 as compared to the same period in 2005 is primarily attributable to the Company’s acquisitions and to an increase in volume from the addition of new patients in California and New York. Increases in net sales for the three months ended March 31, 2006 were partially offset by the implementation of MMA, which resulted in lower reimbursement rates for our dual eligible patients.

For the three month period ended March 31, 2006, the Company has recognized $858,457 of net sales for retroactive premium reimbursement relating to prior periods in 2005 and 2004 for the CA Pilot Program. We expect to receive this payment in the second quarter of 2006.

GROSS PROFIT

Gross profit was $ 6,654,084 and $3,573,603 for the three months ended March 31, 2006 and 2005 respectively, and represents 16.1% and 15.7% of net sales, respectively. Excluding the $858,457 related to the retroactive premium reimbursement (in net sales) from prior periods, the adjusted gross margin would have been 14.3%. The Company’s adjusted gross margin for the three months ended March 31, 2006 decreased 1.4% as compared with the gross margin for the three months ended March 31, 2005 primarily due to lower reimbursement on patients that moved from state Medicaid programs to Medicare Part D and the increased focus on lower margin HIV business as the higher margin NAHH business becomes a smaller portion of the overall business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $5,800,303 and $3,448,228 for the three months ended March 31, 2006 and 2005, respectively, and represented 14.0% and 15.2% of net sales, respectively. The increase in selling, general and administrative expenses of $2,352,075 for the three months ended March 31, 2006 as compared to the same period in 2005 was primarily due to the acquisitions of Maiman, Priority, PMW and SPI. These acquisitions represented approximately $1,875,773 of the increase. In addition to the increases in expenses related to the acquisitions the following increases were associated with the historical Company businesses:

Components of Selling, General and Administrative Expense	Change ($)
Labor Expense	$202,762
Sarbanes Oxley Compliance Expense	173,267
Vacation Accrual for Employee Vacation Carryover *	116,000
Non-Cash Stock Compensation Expense	39,329
Shipping & Postage Expense	20,288

*	The company recognized approximately $116,000 of non-recurring compensation relating to vacation accruals for employees that were allowed to carry over vacation as part of the standardization of benefits across locations.

OPERATING INCOME

Operating income was $853,781 and $125,375 for the three months ended March 31, 2006 and 2005, respectively and represents 2.1% and 0.6% of net sales, respectively. The increase in operating income is attributable to an increase in gross profit of $3,080,481 and a decrease in selling, general and administrative expenses as a percent of net sales of 1.2%.

INTEREST INCOME (EXPENSE)

Interest income was $410,836 and interest expense was $106,939 for the three months ended March 31, 2006 and 2005, respectively. The increase in interest income is primarily attributable to the Company’s investment in short-term securities and other investment of cash.

PROVISION FOR TAXES

We recorded a provision for taxes in the amount of $131,698 for the quarter ended March 31, 2006. The provision relates primarily to state income tax and federal alternative minimum tax that would have been payable before income tax deductions relating to stock based compensation which created a taxable loss and deferred taxes which related to tax-deductible goodwill. Because the amount is not payable by the Company, the amount was credited to the additional paid in capital account. We did not record any provision for income taxes for the three months ended March 31, 2005.

NET INCOME

For the three months ended March 31, 2006, the Company recorded net income of $1,133,021 as compared to a net income of $13,096 for the comparable period in the prior year. The increase in net income is primarily attributable to revenue growth and the related gross margins.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had approximately $50,020,000 in cash and short-term investments.

On June 22, 2005, we completed an initial public offering of our common stock. We sold 4,000,000 shares of our common stock at a price of $13.00 per share, less underwriting discounts and commissions of $0.91 per share. In addition, we granted the underwriters an option, exercisable until July 21, 2005, to purchase up to an additional 600,000 shares at the initial public offering price to cover over-allotments. On July 8, 2005, the over-allotment option was exercised at $13.00 per share, less underwriting discounts and commissions of $0.91 per share. We used the initial public offering proceeds to repay approximately $12 million of our debt on June 27, 2005. Since the completion of the initial public offering, until May 1, 2006, we have completed five acquisitions, which have used approximately $42.9 million of our IPO proceeds.

On January 25, 2006, we completed the sale of 5,101,922 common shares in a secondary offering at the price of $12.83 per share, less an underwriting discount, for total net proceeds of $61,857,488. There were 2,465,468 shares sold by us (including 665,468 shares through the over-allotment exercised by the underwriters after the offering) and 2,636,454 shares sold by certain selling stockholders. We received total proceeds, net of expenses of $28,987,311 from the sale of its shares and did not receive any proceeds from the sale of shares by the selling stockholders. In addition, the Company received gross proceeds of $1,777,413 from the payment of the exercise price of options and warrants to purchase 574,000 shares of our common stock.

Accounts receivable increased $1.6 million in the three months ended March 31, 2006. This increase is primarily due to outstanding receivables for Medicare Part D and growth in the business. Payments by the PDPs were initially delayed as a result of the MMA implementation; however, we have begun to receive payments in a more timely manner, which is consistent with our historical days’ sales outstanding from other payors.

On April 21, 2006, the Company’s allowed its credit facility with GE HFS Holdings, Inc. f/k/a Heller Healthcare Finance (‘GE”) to expire. The GE credit facility provided for the Company to borrow up to a maximum of $6,000,000, based on the Company’s accounts receivable. At this time, the Company has not elected to renew this credit facility but is having discussions with GE about maintaining the current facility.

Operating Requirements

Our primary liquidity need is cash to purchase the medications that we require to fill prescriptions. Our primary vendor, AmerisourceBergen, requires payment within 31 days of delivery of the medications to us. We are reimbursed by third-party payors, on average, within 30 days after a prescription is filled and a claim is submitted in the appropriate format.

Our operations provided $77,922 of cash over the three month period ended March 31, 2006, which decreased from the same period in 2005, when our operations provided $798,329 of cash. The change was primarily a result of increased accounts receivable balances due to Medicare Part D and retroactive premium reimbursement receivables outstanding of approximately $1.9 million.

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

As the result of our initial and secondary public offerings, we believe that our cash balances are sufficient to provide us with the capital required to fund our working capital needs and operating expense requirements for at least the next 12 months. Although, we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements beyond the next twelve months, unanticipated events and opportunities may make it necessary for us to return to the public markets or establish new credit facilities or raise capital in private transactions in order to meet our capital requirements.

CONTRACTUAL OBLIGATIONS

At March 31, 2006, our contractual cash obligations and commitments over the next five years were as follows:

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt Obligation (1)	$686,973	$686,973	$—	$—	$—
Capital Lease Obligations (1)	163,985	82,549	81,436	—	—
Operating Leases	2,015,782	607,217	1,025,478	383,087	—
Purchase Commitments (2)	203,526,314	68,922,147	134,604,167	—	—

Total	$206,393,054	$70,298,886	$135,711,081	$383,087	$—

(1)	Interest payments on these amounts will be approximately $37,737 over the next three years.

(2)	If we fail to satisfy the minimum purchase obligation under our purchase agreement with AmerisourceBergen, we would be required to pay an amount equal to 0.2% of the un-purchased commitments at the end of the five-year term of the contract.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity. We have limited exposure to financial market risks, including changes in interest rates. At March 31, 2006, we had cash and cash equivalents of approximately $6.6 million and short-term investments of approximately $43.4 million. Cash and cash equivalents consisted of demand deposits, money market accounts and investment grade debt. Short-term investments consisted of highly liquid investments in debt obligations of the U.S. Government and other highly rated entities with maturities of one year or less. These investments are classified as available-for-sale and are considered short-term, because we expect to sell them within 12 months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates continue to rise, the value of our short-term investments would decrease. We may sell these investments prior to maturity, and therefore, we may not realize the full value of these investments. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest only in short-term, investment grade, interest-bearing instruments and thus do not expect future interest rate risk to be significant. The interest rates on outstanding notes payable are not subject to change with changes in market interest rates. We have not hedged against our interest rate risk exposure for our cash, investments or the notes payable. As a result, our interest income will increase from increasing interest rates and our interest income will decrease from declining rates.

Item 4.	CONTROLS AND PROCEDURES

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

As previously disclosed in our annual report for the period ended December 31, 2005, we identified a material weakness relating to the valuation of warrants that were issued in the period ended June 30, 2005. As a result, we subsequently restated our second and third quarter 2005 quarterly reports on Form 10-Q/A on April 19, 2006. We have worked with our independent auditor and external SOX 404 consultant to review valuation techniques for options and warrants. As a result, we have instituted checklists and processes during the end of 2005 that we believe will strengthen our ability to identify and value option and warrant grants. As a result of the restatement, we have adjusted our valuation models and techniques and will continue to use these techniques for future option or warrant grants. There were no warrants issued in the period ended March 31, 2006. Therefore, we have not been able to test the new valuation procedures in place.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Control over Financial Reporting

We have implemented changes in the identification and valuation of option and warrant grants, which include instituting checklists and processes surrounding our valuation models and techniques. There have been no other significant changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

Limitations on the Effectiveness of Controls

The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On March 9, 2006, we alerted the staff of the SEC’s Division of Enforcement to the issuance of our press release of that date announcing our intent to restate our quarterly filings for the periods ended June 30, 2005 and September 30, 2005. On March 13, 2006, we received a letter from the Division of Enforcement notifying us that the Division of Enforcement had commenced an informal inquiry and requested that we voluntarily produce certain documents and information. In that letter, the SEC also stated that the informal inquiry should not be construed as an indication that any violations of law have occurred. We are cooperating fully with the Division of Enforcement’s inquiry.

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

Item 1A.	RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2005. The following information sets forth material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A dated April 19, 2006.

Our revenues could be adversely affected if our patients who are “dual-eligible” under the Medicare Modernization Act cease to use our services or if prescription drug plans, or PDPs, reduce reimbursement rates.

Beginning January 1, 2006, under Part D of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the MMA, we began being reimbursed by PDPs, and not Medicaid, for the prescription drugs we provide to our dual eligible patients. Reimbursement rates for these patients are less favorable than the rates we received from Medicaid and result in lower gross margins for our dual eligible patients. In March 2006, we serviced 2,235 patients under Medicare Part D or approximately 18% of our patients; however, 43% of our patients who previously received Medicaid in California at our HIV pharmacies were provided services under a Medicare Part D plan. Our earnings have been negatively impacted from the movement of patients from Medicaid to a Medicare Part D plan. If a higher number of our patients become eligible under MMA, there is a risk that our gross margins will decline further and negatively impact earnings. Additional risks that could affect financial performance include:

•	The possibility that the reimbursement rates we currently receive from the PDPs for our services could be reduced;

•	Regulations that strictly limit our ability to market to our current and new patients, which may limit our ability to maintain and grow our current patient base;

•	The possibility that Part D may not continue to cover all the medications needed for persons with HIV/AIDS, including our patients;

•	The possibility that our contracts with PDPs could be terminated if we fail to comply with the terms and conditions of such contracts.

We previously disclosed that in New York we were eligible to receive preferred reimbursement rates for HIV/AIDS medication that we sell in New York until March 31, 2006. The renewal of premium reimbursement is dependent upon the passage of a New York State budget for 2006 that provides for premium reimbursement. As of the date of this filing, New York State had not passed its 2006 budget. If New York State does not pass a budget, if we do not continue to qualify for the preferred reimbursement program, or if the rates under any preferred reimbursement program that may be enacted are lower than the rates we currently receive, our net sales could decline.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March, 2006, we used $5,375,000 of initial public offering proceeds to acquire certain assets of Maiman.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS

(a)

Exhibits

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2006

ALLION HEALTHCARE, INC.

By:	/S/ JAMES G. SPENCER
James G. Spencer
Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)