Form 10-Q
period 2006-06-30
ALLION HEALTHCARE INC
filed 2006-08-09
CIK 847935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 4, 2006 there were 16,203,666 shares of the Registrant’s common stock, $.001 par value, outstanding.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	At June 30, 2006 (UNAUDITED)	At December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,641,799	$3,845,037
Short term investments and securities held for sale	1,500,000	23,000,553
Accounts receivable, (net of allowance for doubtful accounts of $489,531 in 2006 and $282,824 in 2005)	19,170,027	14,640,304
Inventories	4,794,277	3,228,225
Prepaid expenses and other current assets	1,076,875	762,466
Total current assets	53,182,978	45,476,585
Property and equipment, net	928,366	671,396
Goodwill	30,979,517	19,739,035
Intangible assets	33,324,279	20,314,866
Other assets	89,814	87,123
Total Assets	$118,504,954	$86,289,005
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,027,790	$17,205,977
Notes payable-subordinated	691,284	675,000
Current portion of capital lease obligations	66,459	107,379
Other current liabilities	4,926	—
Total current liabilities	17,790,459	17,988,356
LONG TERM LIABILITIES:
Notes payable - subordinated	—	682,710
Capital lease obligations	69,789	92,818
Deferred income taxes	328,054	153,000
Other	59,027	28,892
Total liabilities	18,247,329	18,945,776
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, shares authorized 20,000,000; issued and outstanding 0 at June 30, 2006 and December 31, 2005	—	—
Common stock, $.001 par value; shares authorized 80,000,000; issued and outstanding 16,203,166 at June 30, 2006 and 12,956,382 at December 31, 2005	16,203	12,956
Additional paid-in capital	109,870,173	78,778,705
Accumulated deficit	(9,692,206)	(11,486,985)
Accumulated other comprehensive income	63,455	38,553
Total stockholders’ equity	100,257,625	67,343,229
Total liabilities and stockholders’ equity	$118,504,954	$86,289,005

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$51,971,680	$28,582,099	$93,256,882	$51,277,848
Cost of goods sold	44,665,004	24,440,885	79,296,123	43,563,031
Gross profit	7,306,676	4,141,214	13,960,759	7,714,817
Operating expenses:
Selling, general and administrative expenses	6,753,337	3,987,683	12,553,639	7,435,911
Operating income	553,339	153,531	1,407,120	278,906
Interest income (expense)	366,981	(1,417,634)	777,817	(1,524,573)
Other income	—	373,744	102	373,744
Income (loss) from continuing operations before taxes	920,320	(890,359)	2,185,039	(871,923)
Provision for taxes	258,562	—	390,260	—
Income (loss) before discontinued operations	661,758	(890,359)	1,794,779	(871,923)
Loss from discontinued operations	—	(5,210)	—	(10,550)
Net income (loss)	$661,758	($895,569)	$1,794,779	($882,473)
Deemed dividend on preferred stock	—	1,338,047	—	1,338,047
Net income (loss) available to common shareholders	$661,758	($2,233,616)	$1,794,779	($2,220,520)

Basic and diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.04	($0.55)	$0.11	($0.62)
Loss from discontinued operations	—	—	—	—
Earnings (loss) per share	$0.04	($0.55)	$0.11	($0.62)

Basic weighted average of common shares outstanding	16,190,298	4,069,802	15,693,937	3,587,580
Diluted weighted average of common shares outstanding	17,235,908	4,069,802	16,917,646	3,587,580

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,794,779	$(882,473)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,672,676	685,127
Deferred rent	30,135	2,780
Provision for doubtful accounts	217,500	25,000
Amortization of debt discount on acquisition notes	8,574	—
Tax benefit realized from the exercise of employee stock options	215,207	—
Non-cash stock compensation expense	81,051	—
Mandatory redeemable warrants	—	(316,744)
Non-cash interest expense	—	966,000
Deferred Income Taxes	175,054	—
Loss on disposition of property and equipment	411	—
Changes in operating assets and liabilities:
Accounts receivable	(4,747,223)	(618,167)
Inventories	(456,559)	116,659
Prepaid expenses and other current assets	(527,909)	(274,028)
Accounts payable and accrued expenses	420,127	429,854
Net cash provided by (used in) operating activities:	(1,116,177)	134,008
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(389,008)	(84,542)
Purchases of short term securities	(53,646,039)	(13,387,000)
Sales of short term securities	75,171,494	—
Proceeds from disposition of property and equipment	100	—
Payments for acquisition of NAHH, net of cash acquired of $88,808	(16,614)	(5,150,268)
Payments for acquisition of SPI	(8,815)	(5,089,559)
Payments for acquisition of Oris’s Assets	(315,605)	(1,345,095)
Payments for acquisition of PMW’s Assets	—	(5,242)
Payments for acquisition of Priority’s Assets	(1,387,047)	—
Payments for acquisition of Maiman’s Assets	(5,779,473)	—
Payments for acquisition of H&H’s Assets	(4,250,577)	—
Payments for acquisition of Whittier’s Assets	(15,729,118)	—
Net cash used in investing activities	(6,350,702)	(25,061,706)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Preferred Stock	—	103,554
Proceeds from line of credit	—	43,246,791
Repayment of line of credit	—	(44,058,705)
Net proceeds from IPO	—	46,576,541
Net proceeds from secondary public offering	28,852,195	—
Proceeds from exercise of employee stock options and warrants	2,150,395	—
Notes Payable and Mandatory Warrants from acquisitions	—	(3,034,093)
Repayment of capital leases and long term debt	(738,949)	(4,421,379)
Proceeds from notes payable	—	3,500,000
Net cash provided by financing activities	30,263,641	41,912,709
NET INCREASE IN CASH AND CASH EQUIVALENTS	22,796,762	16,985,011
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,845,037	6,979,630
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,641,799	$23,964,641

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

(b) The condensed consolidated financial statements include the accounts of Allion and its subsidiaries. The condensed consolidated balance sheet as of June 30, 2006 and the condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005, are unaudited and have been prepared by the Company. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying condensed consolidated balance sheet at December 31, 2005 has been derived from audited financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (the “SEC”) on April 19, 2006. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other interim period.

NOTE 2 EARNINGS PER SHARE

The Company presents earnings per share in accordance with SFAS No. 128, Earnings per Share. All per share amounts have been calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no shares of preferred stock convertible into common stock outstanding at June 30, 2006 and 2005, respectively. Options and warrants to purchase approximately 2,174,078 and 3,083,849 shares of common stock were outstanding at June 30, 2006 and 2005, respectively. Options and warrant common shares were not included in the computation of diluted earnings per share for the period ended June 30, 2005 because the effect would be anti-dilutive. The diluted shares outstanding for the three and six month period ended June 30, 2006 were 17,235,908 and 16,917,646 respectively.

NOTE 3 CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash approximates its fair value. Our short-term securities are generally government obligations and are carried at amortized cost, which approximates fair market value. The gross unrealized gain at June 30, 2006 was $59,829 and is recorded as a component of accumulated other comprehensive income. There were no short term securities included in cash and cash equivalents at December 31, 2005. Cash and cash equivalents consist of the following at June 30, 2006:

Cash	$5,754,425
Short-term securities	20,887,374
Total	$26,641,799

NOTE 4 SHORT TERM INVESTMENTS

Investment in short term securities include available for sale securities, which are carried at amortized cost. Due to the short term nature of these investments, the amortized cost approximates fair market value. The gross unrealized gain at June 30, 2006 and December 31, 2005 was $3,626 and $38,553, respectively, and is recorded as a component of accumulated other comprehensive income. All of these investments mature within 12 months and consist of $1,500,000 in auction rate securities at June 30, 2006.

NOTE 5 INITIAL PUBLIC OFFERING

On June 22, 2005, the Company completed an initial public offering (“IPO”) of its common stock. The Company sold 4,000,000 shares of its common stock at a price of $13.00 per share. In addition, the Company granted the underwriters an option, exercisable until July 21, 2005, to purchase up to an additional 600,000 shares at the IPO price. On July 8, 2005, the underwriters exercised their over-allotment option to purchase 600,000 shares of common stock at $13.00 per share, less an underwriting discount and commission of $0.91 per share. The Company used the proceeds from its IPO to repay approximately $12.0 million of its debt on June 27, 2005. The Company received proceeds net of underwriters discount and commission of $48.4 million from the IPO and $7.3 million from the exercise of the over-allotment option, less expenses incurred of $2.1 million.

NOTE 6 SECONDARY PUBLIC OFFERING

On January 26, 2006, the Company along with certain selling stockholders completed a secondary public offering of its common stock. The Company sold 1,800,000 shares of its common stock and participating stockholders sold 2,636,454 shares of common stock at a price of $12.83 per share less an underwriting discount and commission of $0.71 per share. In addition, the Company granted the underwriters an option, exercisable until February 27, 2006, to purchase up to an additional 665,468 shares at the secondary public offering price, less an underwriting discount and commission of $0.71 per share. On January 27, 2006, the underwriters exercised their over-allotment option. The Company received net proceeds of $21.8 million and $8.1 million from the secondary public offering and from the exercise of the over-allotment option respectively, less expenses incurred of $929,000. The Company did not receive any proceeds from the sale of shares by the participating stockholders.

NOTE 7 ACQUISITIONS

On March 13, 2006, MOMS Pharmacy of Brooklyn, Inc. (“MOMS of Brooklyn”), a New York corporation and wholly owned subsidiary of the Company purchased certain assets of H.S. Maiman Rx, Inc. (“Maiman”), a Brooklyn, New York pharmacy. Under the terms of the asset purchase agreement between MOMS of Brooklyn and Maiman, MOMS of Brooklyn acquired selected assets, including Maiman’s customer list of HIV/AIDS patients and inventory, for the following:

•	$4,822,902 of cash paid at closing, including $97,902 of direct acquisition costs;

•	$525,000 additional payment; and

•	$431,571 cash paid for inventories.

On April 6, 2006, Medicine Made Easy ("MME"), a California corporation and wholly owned subsidiary of the Company, purchased certain assets of the HIV business of H&H Drug Stores, Inc. (“H&H”), a Glendale, California based pharmacy doing business as Western Drug, for the following:

•	$3,719,899 cash paid at the closing, including $39,899 of direct acquisition costs;

•	$230,000 paid or payable on each of May 6, 2006, June 6, 2006, July 6, 2006 and August 6, 2006, subject to H&H providing certain transitional services to MME relating to the acquired assets; and

•	$70,678 cash paid for inventories.

On May 1, 2006, MME purchased substantially all of the assets of Whittier Goodrich Pharmacy, Inc. (“Whittier”), a Los Angeles, California based specialty pharmacy, and its two shareholders, for a total purchase price of $15 million, payable as follows:

•	$15,128,570 cash paid at closing (of which $3,000,000 is held in escrow pending completion of certain conditions), including $128,570 of direct acquisition costs; and

•	$607,244 cash paid for inventories.

The results of operations from the acquisitions are included in Allion’s consolidated operating results as of the date the companies were acquired.

The goodwill recorded as the result of the Maiman, H&H and Whittier acquisitions is expected to be deductible for tax purposes.

The following tables describe the allocation of purchase price for these three acquisitions:

Purchase Price Paid for Maiman
Cash paid	$4,725,000
Additional payments	525,000
Inventories	431,571
Direct acquisition costs	125,000
Total purchase price	5,806,571
less: net tangible assets	(431,571)
$5,375,000
Preliminary Allocation of Purchase Price for Maiman*
Referral list (15 year life)	$2,101,021
Non compete (5 year life)	25,000
Workforce (part of goodwill)	120,158
Goodwill	3,128,821
$5,375,000

Purchase Price Paid for H&H
Cash paid	$4,140,000
Additional payments due	460,000
Inventories	70,678
Direct acquisition costs	165,000
Total purchase price	4,835,678
less: net tangible assets	(70,678)
$4,765,000
Preliminary Allocation of Purchase Price for H&H*
Referral list (15 year life)	$1,906,540
Non compete (5 year life)	213,686
Workforce (part of goodwill)	35,060
Goodwill	2,609,714
$4,765,000

Purchase Price Paid for Whittier
Cash paid	$15,000,000
Inventories	607,244
Direct acquisition costs	225,000
Total purchase price	15,832,244
less: net tangible assets	(668,671)
$15,163,573
Preliminary Allocation of Purchase Price for Whittier*
Referral list (15 year life)	$9,210,470
Non compete (5 year life)	841,904
Workforce (part of goodwill)	167,905
Goodwill	4,943,294
$15,163,573

* Allocation of purchase price is subject to change based on finalization of independent valuation.

In 2005, the Company acquired Specialty Pharmacies, Inc. (“SPI”) on February 28, 2005 pursuant to a stock purchase agreement and certain assets of Frontier Pharmacy & Nutrition, Inc., d/b/a PMW Pharmacy (“PMW”) on August 5, 2005 and Priority Pharmacy, Inc. (“Priority”) on December 9, 2005 pursuant to asset purchase agreements. The following pro forma results were developed assuming the acquisitions of SPI, PMW, Priority, Maiman, H&H and Whittier occurred on January 1, 2005. The pro forma results do not purport to represent what our results of operations actually would have been if the transactions set forth above had occurred on the date indicated or what our results of operations will be in future periods. The financial results for the periods prior to the acquisition were based on audited or reviewed financial statements, where required, or internal financial statements as provided by the sellers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$54,278,112	$53,143,256	$107,689,387	$105,072,270
Net Income (Loss)	669,619	(1,540,494)	2,318,324	(315,316)
Earnings per common share:
Basic	$0.04	$(0.38)	$0.15	$(0.09)
Diluted	$0.04	$(0.38)	$0.13	$(0.09)

 On June 30, 2005, Oris Health, Inc, a newly-formed California corporation and wholly-owned subsidiary of the Company, acquired, pursuant to an asset purchase agreement dated May 19, 2005, all right, title and interest in and to certain intellectual property and other assets owned, leased or held for use by Oris Medical System, Inc. (“Oris”) a development stage company incorporated in Washington, including an assignment of Oris’ license to use Ground Zero Software, Inc.’s computer software program known as LabTracker—HIV™, and Oris System, an electronic prescription writing system. At the closing of the acquisition, Oris and Ground Zero were paid $850,000 and $150,000, respectively, in cash. In addition, pursuant to the terms of an earn-out formula set forth in the asset purchase agreement, Oris and Ground Zero may receive up to an additional $40,000,000 in the aggregate, paid on a quarterly basis, based on the net number of HIV patients of physician customers utilizing the LabTracker—HIV™ software or the Oris System to fill their prescriptions at MOMS Pharmacy or an affiliate of MOMS Pharmacy. During the second quarter of 2006, we serviced 1,169 total patients that were monitored under LabTracker and/or Oris software. This includes an incremental 128 patients that came under service during the quarter as the result of clinics signing an Oris service contract where Allion historically had serviced patients and resulting in no additional payment being due under the Oris earn-out formula for the second quarter of 2006. Oris’ and Ground Zero’s rights to these additional payments terminate 40 months after the closing of the acquisition and, under certain circumstances set forth in the asset purchase agreement, portions of these additional payments may be made in stock of the Company. Earn-out payments are recorded quarterly as earned. Payments made to Oris for the patients from existing clinics will be allocated to the clinic list and amortized over a fixed 15 year period beginning from when Oris was acquired, and from new clinics, will be expensed. Payments made to Ground Zero for patients from both new and existing clinics will be allocated to the exclusive LabTracker license agreement and will be amortized over its remaining life. Oris does not qualify as a business so the transaction was accounted for as the acquisition of certain assets and liabilities of Oris.

Purchase Price Paid for Oris’ Intangible Assets
Cash paid	$1,000,000
Earn out obligation	270,000
Operating expenses paid to seller	250,000
Employee severance payments	72,520
Direct acquisition costs	119,401
Total Purchase Price	1,711,921
less: net tangible assets	(29,000)
$1,682,921
Allocation of Purchase Price for Oris’ Intangible Assets
License agreement—LabTracker—exclusive rights (40 month life)	$1,182,500
Clinic List (15 year life—from date of purchase)	214,300
Computer software (3 year life)	86,121
Non compete (40 month life)	200,000
$1,682,921

NOTE 8 CONTINGENCIES - LEGAL PROCEEDINGS

On March 9, 2006, we alerted the staff of the SEC’s Division of Enforcement to the issuance of our press release of that date announcing our intent to restate our financial statements for the periods ended June 30, 2005 and September 30, 2005 relating to the valuation of warrants as disclosed in Note 13. On March 13, 2006, we received a letter from the Division of Enforcement notifying us that the Division of Enforcement had commenced an informal inquiry and requested that we voluntarily produce certain documents and information. In that letter, the SEC also stated that the informal inquiry should not be construed as an indication that any violations of law have occurred. We are cooperating fully with the

Division of Enforcement’s inquiry.

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

NOTE 9 STOCK-BASED COMPENSATION PLAN

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

Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion No. 25, ”Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its employee stock-based compensation. Under APB No. 25, compensation expense was recorded if, on the date of grant, the market price of the underlying stock exceeded its exercise price. As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123” (“SFAS No. 148”), the Company had retained the accounting prescribed by APB No. 25 and presented the disclosure information prescribed by SFAS No. 123 and SFAS No. 148.

Had compensation expense for stock option grants issued been determined under the fair value method of SFAS No. 123, the Company’s net loss and loss per share (EPS) for the three and six-month periods ended June 30, 2005 would have been:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Reported Income	$(2,233,616)	$(2,220,520)
Stock-based compensation cost	110,685	225,702
Pro-forma net loss	$(2,344,301)	$(2,446,222)
Reported basic & diluted EPS	(0.55)	(0.62)
Pro-forma basic & diluted EPS	(0.58)	(0.68)

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the three and six months ended June 30, 2006, the Company recorded non-cash compensation expense in the amount of $41,722 and $81,051 respectively relating to stock options. The Company elected to utilize the modified-prospective application method, whereby compensation expense is recorded for all awards granted after January 1, 2006 and for the unvested portion of awards granted prior to this date. Accordingly, prior period amounts have not been restated.

On June 28, 2006 the Board of Director’s approved a comprehensive option grant to substantially all of its employees issuing a total of 455,000 options that vest annually in equal installments over a period of five years. The fair value for options was determined using Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions:

Risk-free interest rate	5.23%
Dividend yield	0.00%
Volatility factor	32.60%
Weighted average expected life	6.5 years

The risk-free interest rate used in the Black-Scholes valuation model is based on the market yield currently available in U.S. Treasury securities with equivalent maturities. We have not declared or paid any dividends and do not currently expect to do so in the future.  The expected term of options represents the period that our stock-based awards are expected  to be outstanding and was determined based on contractual terms of our stock-based awards and vesting schedules. Expected volatility is based on market prices of traded shares for comparable entities within our industry.

The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

A summary of stock option activity for the six-months ended June 30, 2006 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,452,000	$3.21
Granted	455,000	8.11
Exercised	(419,917)	2.97
Forfeited or expired	(16,833)	1.10
Outstanding at June 30, 2006	1,470,250	$4.77	6.6	$5,806,160
Exercisable at June 30, 2006	796,694	$2.45	4.5	$4,982,696

The total intrinsic value of options exercised during the three and six-months ended June 30, 2006 was $802,916 and $4,127,511 respectively.

A summary of the status of the Company’s non-vested shares as of June 30, 2006 is as follows:

Non-vested Shares	Shares	Weighted Avg. Grant Date Fair Value
Non vested at January 1, 2006	341,805	$1.64
Granted	455,000	3.58
Vested	(106,416)	2.44
Forfeited	(16,833)	1.10
Non vested at June 30, 2006	673,556	$6.00

As of June 30, 2006, there was $1,585,377 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of shares vested during the three and six months ended June 30, 2006 was $41,722 and $81,051 respectively, which was recorded as part of selling, general and administrative expenses.

NOTE 10 CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company provides prescription medications to its customers in the United States through its ten distribution centers. Credit losses relating to customers historically have been minimal and within management’s expectations.

At December 31, 2005 and June 30, 2006 the Company maintained the majority of its cash and short term investments with two financial institutions. Such cash balances, at times, may exceed FDIC limits. The Company has not experienced any losses in such accounts.

For the six months ended June 30, 2006 and 2005, federal and state third-party reimbursement programs represented approximately 86% and 87% of total sales, respectively. Federal and state third-party reimbursement programs represented approximately 85% and 86% of total sales for the three month periods ended June 30, 2006 and 2005, respectively. At June 30, 2006 and December 31, 2005, the Company had an aggregate outstanding receivable from federal and state agencies of approximately $15,299,046 and $11,736,073, respectively.

NOTE 11 MAJOR SUPPLIERS

During the six months ended June 30, 2006 and 2005, the Company purchased approximately $60,073,456 and $41,946,000, respectively, from one major supplier. During the three months ended June 30, 2006 and 2005, the Company purchased approximately $31,768,769 and $23,780,000, respectively, from one major supplier. Amounts due to this supplier at June 30, 2006 and December 31, 2005 were approximately $11,342,653 and $12,358,000, respectively.

In September 2003, the Company signed a five-year agreement with a drug wholesaler that requires certain minimum purchases. If the Company does not meet the minimum purchase commitments as set forth in the agreement, the Company will be charged a prorated amount of 0.20% of the projected volume remaining on the term of the Agreement. The agreement also provides that the Company’s minimum purchases during the term of the agreement will be no less than $400,000,000. The Company has purchased approximately $228,242,455 from this drug wholesaler since the beginning of the term of this agreement and believes it will be able to meet its minimum purchase obligations under this agreement.

NOTE 12 SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Interest paid on credit facilities, notes and capital leases for the six months ended June 30, 2006 and 2005 was $26,507 and $544,981, respectively. During 2005, the Company made two acquisitions of assets with part of the consideration paid in notes payable.

NOTE 13 RELATED PARTY TRANSACTION

In March 2005, when West Bank agreed to extend the maturity of its loan until September 2005, Mr. Pappajohn, one of the Company’s outside directors, agreed to keep his guaranty in place through September 2005. As consideration for continuing his guaranty, in April 2005 the Company issued to Mr. Pappajohn warrants to purchase 100,000 shares of common stock exercisable at a price equal to our IPO price per share. The fair value of the warrants was $753,000 as calculated using the Black Scholes model and was recorded as interest expense in June 2005 when the West Bank facility was repaid with proceeds from the IPO.

NOTE 14 RECENT ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management is in the process of evaluating the effects of this guidance which is effective for fiscal years beginning after December 15, 2006.

NOTE 15 SUBSEQUENT EVENTS

On July 14, 2006, MOMS of Brooklyn purchased certain assets of St. Jude Pharmacy & Surgical Supply Corp. (“St. Jude”), a Brooklyn, New York pharmacy. Under the terms of the Asset Purchase Agreement, MOMS of Brooklyn paid $10 million to acquire substantially all of St. Jude’s business and assets related to its HIV/AIDS business. In addition, MOMS of Brooklyn agreed to purchase St. Jude’s entire inventory related to its HIV/AIDS business at the price paid by St. Jude to purchase this inventory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors that could cause our actual results to differ materially from the results contemplated by the forward-looking statements, including, but not limited to:

•	The effect of regulatory changes, including but not limited to, the Medicare Prescription Drug improvement and Modernization Act of 2003;

•	The reduction of reimbursement rates for primary services provided by government and other third-party payers;

•	Changes in reimbursement policies and possible other potential reductions in reimbursements by other state agencies;

•	Our ability to market our customized packaging system and the acceptance of such system by healthcare providers and patients;

•	Our ability to adapt our operational, financial and management controls, reporting systems and procedures to the demands of a larger business, including the demands of integrating our acquisitions;

•	Our ability of to manage our growth with a limited management team; and

•	The availability of appropriate acquisition candidates and/or our ability to successfully complete and integrate acquisitions.

These and other risks and uncertainties are discussed in detail in our 2005 Annual Report on Form 10-K/A and in Part II Item 1A. Risk Factors of this Quarterly Report, and should be reviewed carefully. All forward-looking statements included or incorporated by reference in this Quarterly Report on Form 10-Q are based on information available to the us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

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

We operate our business as a single segment configured to serve key geographic areas most efficiently. As of June 30, 2006, we operated ten distribution centers that are located strategically in California (6 separate locations), New York (2 separate locations), Florida and Washington to serve major metropolitan areas in which high concentrations of HIV/AIDS patients reside. In discussing our results of operations, we address changes in the net sales contributed by each of these distribution centers because we believe this provides a meaningful indication of the historical performance of our business.

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

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the MMA, was signed into law. This complex legislation made significant structural changes to the Federal Medicare program, including providing for a Medicare prescription drug benefit. Under the MMA, Medicare Part D prescription drug plans, or PDPs, were selected by the Centers for Medicare & Medicaid Services, or CMS, through a competitive bidding process so that beneficiaries would have a choice between at least two plans in the area in which they live. CMS announced the results of its bidding process and the selected PDPs through a press release on September 23, 2005.

Effective January 1, 2006, Medicaid coverage of prescription drugs for Medicaid beneficiaries who are also eligible for Medicare were shifted to the Medicare program. These enrollees are referred to as “dual eligibles.” In general, dual eligibles are persons (1) who have low income qualifying them for Medicaid benefits and (2) who also qualify for Medicare because they have chronic illnesses and disabilities, or they are over age 65. Previously, dual eligibles filled their prescriptions through their state Medicaid programs. Medicaid drug coverage ended for people who were eligible for Medicare on December 31, 2005. Previously Medicare helped pay for basic healthcare services, like physician and hospital care, while Medicaid filled gaps and covered certain supplies, like prescription drugs, not covered by Medicare.

In connection with the implementation of the MMA, all dual eligibles had the opportunity to enroll in a PDP that administers the Medicare drug benefit and pays providers like us for providing drugs under the program. Dual eligibles that did not voluntarily pick a PDP plan were enrolled automatically in a plan. This change in payor requires us to seek payment for our dual eligible patients from their PDP instead of the government. We have contracts in place with multiple PDPs in each of the markets we serve. However, we may not have a negotiated agreement with all of the PDPs in which our patients are enrolled.

As a result, we may have lost patients who enrolled in a PDP that we did not have a contract with. In addition, if patients move to a PDP with whom we do not have an agreement, we may not be able to provide services to them in the future. In some cases, we have to accept a lower reimbursement rate from the PDPs than we previously received under Medicaid. Some PDPs do not cover all the drugs and services we previously provided to our dual eligible patients. A combination of a lower reimbursement rate and different coverage has negatively impacted our earnings and resulted in lower net sales and a lower gross profit to us for the dual eligible patients we serve.

The key components of our financial results are our net sales, our gross profit and our operating expenses.

Net Sales. We sell HIV/AIDS prescription and ancillary medications, and nutritional supplies. As of June 30, 2006, approximately 86% of our net sales came from payments from Medicaid, Medicare (including Medicare Part D) and ADAP. These are all highly regulated government programs that are subject to frequent changes and cost containment measures. We continually monitor changes in reimbursement for HIV/AIDS medications.

Gross Profit. Our gross profit reflects net sales less the cost of goods sold. Cost of goods sold is the cost of pharmaceutical products we purchase from wholesalers. The amount that we are reimbursed by government and private payors has historically increased as the price of the pharmaceuticals we purchase has increased. However, as a result of cost containment initiatives prevalent in the healthcare industry, private and government payors have reduced reimbursement rates, which prevent us from recovering the full amount of any price increases.

North American Home Health Supply, Inc. (“NAHH”), which we acquired on January 4, 2005, has historically reported higher gross margins than our historical business. The higher gross margin for NAHH is due to a product mix that is reimbursed at higher amounts than the HIV/AIDS medications we sell. The purchasers of these higher margin products are primarily not HIV/AIDS patients.

While we believe that we now have a sufficient revenue base to continue to operate profitably given our anticipated operating and other expenses, our business remains subject to uncertainties and potential changes, as discussed below that could result in losses. In particular, changes to reimbursement rates (including Part D), unexpected increases in operating expenses, difficulty integrating acquisitions or declines in the number of patients we serve or the number of prescriptions we fill could adversely affect our future results.

Operating Expenses. Our operating expenses are made up of both variable and fixed costs. Variable costs increase as net sales increase. Our principal variable costs are labor and delivery. Fixed costs do not vary directly with changes in net sales. Our principal fixed costs are facilities and equipment and insurance.

We have grown our business by acquiring other specialty pharmacies and expanding our existing business. We expect to continue to make acquisitions and to continue to expand our existing business. Since the beginning of 2003, we have acquired seven specialty pharmacies in California and two specialty pharmacies in New York. We also generate internal growth primarily by increasing the number of patients we serve and filling more prescriptions per patient.

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

Revenue Recognition. Net sales refer to our sales of medications and nutritional supplements to patients and are reported net of contractual allowances to patients, government and private payors and others in the period when delivery to our patients is completed. Any customer can initiate the filling of prescriptions by having a doctor call in prescriptions to our pharmacists, faxing over a prescription, or mailing prescriptions to one of our facilities. Once we have verified that the prescriptions are valid and have received authorization from a customer’s insurance company, the pharmacist then fills the prescriptions and ships the medications to the customers through our outside delivery service, an express courier service, postal mail, or the patient picks up the prescription at the pharmacy. We served 16,556 patients in the month of June 2006.

As of September 1, 2004, as part of the passage of the State of California budget, reimbursement rates for pharmacy services provided under Medi-Cal were reduced. Under the reduced reimbursement rate, prescriptions are reimbursed at the Average Wholesale Price, or AWP, less 17%, and the provider is paid a $7.25 dispensing fee. The previous reimbursement rate was AWP less 10% with a $4.05 dispensing fee. Effective January 1, 2005, California approved a three year HIV/AIDS Pharmacy Pilot Program that funds an additional $9.50 fee per prescription for qualified pharmacies that participate in the program. The payments are retroactive and apply to services rendered since September 1, 2004. We own two of the ten pharmacies that have qualified for the pilot program in California. We recognize revenue for the higher reimbursement in California and regularly receive payment of the additional reimbursement under this program from California.

In New York, reimbursement rates for pharmacy services provided under Medicaid were reduced in September 2004. Under the reduced reimbursement rate, prescriptions were reimbursed at the AWP less 12.75% plus a dispensing fee of $3.50 for brand name drugs and AWP less 16.5% plus a dispensing fee of $4.50 for generic drugs.   Despite this reduction, approved specialized HIV pharmacies were reimbursed at  a more favorable pre-reduction reimbursement rate of AWP less 12% plus a dispensing fee of $3.50 for brand name drugs and $4.50 for generic drugs. Reimbursement rates for pharmacy services provided under Medicaid were reduced further effective July 2006.  Under the new reimbursement rate, prescriptions are reimbursed at the AWP less 13.25% plus a dispensing fee of $3.50 for brand name drugs and AWP less 20% plus a dispensing fee of $4.50 for generic drugs. Approved specialized HIV pharmacies will continue to be reimbursed at AWP less 12% plus the same dispensing fees. The legislation authorizing the more favorable reimbursement rate is effective until further legislation changes it.  We have been notified by the Department of Health in New York that we qualify for the specialized HIV pharmacy reimbursement and we have recognized the expected revenues.  The first payment under this reimbursement program was received in April 2006.  Our continuing qualification for specialized HIV pharmacy reimbursement is dependent upon our recertification by the Department of Health in New York as an approved specialized HIV pharmacy in September 2006.

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

Intangible Asset Impairment. In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If we determine that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, a historic or anticipated decline in net sales or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset, and a material decrease in the fair value of some or all of the assets. Changes in strategy and/or market conditions could significantly impact these assumptions, and thus we may be required to record impairment charges for these assets. In our intangible asset impairment analysis, we follow Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

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

If we determine through the impairment review process that goodwill has been impaired, we record an impairment charge in our consolidated statement of income. Based on our impairment review process, we have not recorded any impairment during the period ended June 30, 2006.

Recent Accounting Pronouncements

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management is in the process of evaluating the effects of this guidance which is effective for fiscal years beginning after December 15, 2006.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

The following table sets forth the net sales and operating data for each of our distribution centers for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006			2005
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months
California (1)(2)(3)	$63,240,774	272,613	60,668	$28,267,954	139,985	32,111
New York (4)	27,297,979	103,138	15,546	20,881,566	81,292	11,484
Florida	896,008	5,133	686	1,134,194	7,091	831
Seattle (1)	1,822,121	10,142	1,796	994,134	6,659	1,136
Total	$93,256,882	391,026	78,696	$51,277,848	235,027	45,562

(1)	California & Seattle operations for the six months ended June 30, 2005 include four months of contribution from SPI.

(2)
California operations for the six months ended June 30, 2006 included six months contribution from SPI, PMW and Priority and two and one half months contribution from H&H and two months contribution from Whittier.

(3)	California operations for the six months ended June 30, 2006 includes $858,457 of retroactive premium reimbursement for prior periods in 2005 and 2004.

(4)	New York operations for the six months ended June 30, 2006 include a three and a half months of contribution from Maiman.

The prescription and patient month data has been presented to provide additional data about operations. A prescription typically represents a 30-day supply of medication for an individual patient. “Patient months” represents a count of the number of months during a period that a patient received at least one prescription. If an individual patient received multiple medications during each month of a six month period, a count of six would be included in patient months irrespective of the number of medications filled in each month.

NET SALES

Net sales for the six months ended June 30, 2006 increased to $93,256,882 from $51,277,848 for the six months ended June 30, 2005, an increase of 81.9%. The increase in net sales for the six months ended June 30, 2006 as compared to the same period in 2005 is primarily attributable to the Company’s acquisitions and to an increase in volume from the addition of new patients in California and New York. During the six months ended June 30, 2006, we owned SPI, PMW, and Priority for six months, Maiman for three and one half months, H&H for two and one half months, and Whittier for two months. Together these acquisitions contributed approximately $34.7 million of revenue for the six month period ended June 30, 2006. Increases in net sales for the six months ended June 30, 2006 were partially offset by the implementation of MMA, which resulted in lower reimbursement rates for our dual eligible patients.

For the six month period ended June 30, 2006, we have recognized $858,457 of net sales for retroactive premium reimbursement relating to prior periods in 2005 and 2004 for the CA Pilot Program. We received a first payment of $506,939 for this reimbursement in June 2006.

GROSS PROFIT

Gross profit was $13,960,759 and $7,714,817 for the six months ended June 30, 2006 and 2005 respectively, and represents 15.0% of net sales, respectively. Excluding the $858,457 related to the retroactive premium reimbursement (in net sales) from prior periods, the adjusted gross margin for the six months ended June 30, 2006 would have been 14.2%. Our adjusted gross margin for the six months ended June 30, 2006 decreased 0.8% as compared with the gross margin for the six months ended June 30, 2005 primarily due to lower reimbursement on patients that moved from state Medicaid programs to Medicare Part D and the increased focus on lower margin HIV business as the higher margin NAHH business becomes a smaller portion of the overall business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $12,553,639 and $7,435,911 for the six months ended June 30, 2006 and 2005, respectively, and represented 13.5% and 14.5% of net sales, respectively. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily due to operating efficiencies related to labor and other resources as prescription volumes increase. The increase in selling, general and administrative expenses of $5,117,728 for the six months ended June 30, 2006 as compared to the same period in 2005 was primarily due to the acquisitions of SPI, PMW, Priority, Maiman, H&H and Whittier. These acquisitions represented approximately $4.6 million of the increase. In addition to the increases in expenses related to the acquisitions the following increases were associated with our historical businesses:

Components of Selling, General and Administrative Expense	Change ($)
Labor Expense	323,071
Sarbanes Oxley Compliance Expense	263,883
Vacation Accrual for Employee Vacation Carryover *	116,000
Non-Cash Stock Compensation Expense	85,957
Shipping & Postage Expense	79,392

* We recognized approximately $116,000 of non-recurring compensation relating to vacation accruals for employees that were allowed to carry over vacation as part of the standardization of benefits across locations.

Included in selling, general & administrative expenses for the six month period ended June 30, 2006 was $288,813 of legal, accounting and printing expenses relating to the SEC inquiry and the restatement of financial statements for three and six month periods ended June 30, 2005 and the three and nine month periods ended September 30, 2005. The financial statements were restated to correct the omission of a non-cash interest expense relating to warrants to purchase 100,000 shares of our common stock that were issued to John Pappajohn, one of our outside directors in April 2005 in connection with the extension of a guarantee on our West Bank credit facility, and warrants to purchase 40,000 shares of our common stock that were issued to Crestview Capital Master, LLC in May 2005 in connection with the issuance of subordinated notes. The total non-cash interest expense for both issuances of warrants was approximately $966,000.

Included in selling, general & administrative expenses for the six month period ended June 30, 2005 was $150,000 of compensation expense to one of the former owners of the San Francisco pharmacy acquired in the first quarter of 2005. We accrued an additional $150,000 per quarter for a one-year period through March 2006, as long as this former owner remained employed with Allion. In March 2006, we paid this former owner the contingent compensation of $600,000 for fulfilling the employment obligation.

OPERATING INCOME

Operating income was $1,407,120 and $278,906 for the six months ended June 30, 2006 and 2005, respectively and represents 1.5% and 0.5% of net sales, respectively. The increase in operating income is attributable to an increase in gross profit of $6,245,942 million and a decrease in selling, general and administrative expenses as a percent of net sales of 1.0%.

OTHER INCOME (EXPENSE)

Interest income was $777,817 and interest expense was $1,524,573 for the six months ended June 30, 2006 and 2005, respectively. The decrease in interest expense is primarily attributable to our repayment of short term loans under our revolving credit facility with proceeds from the IPO and the non-recurrence of $213,000 and $753,000 of non-cash expense recorded in June 2005 related to the fair value of warrants issued in connection with the private placement of subordinated notes and to a director in exchange for the guarantee of a credit facility respectively. Interest income is due primarily to our investment in short-term securities and other investment of cash.

Other income was $102 and $373,744 for the six months ended June 30, 2006 and 2005 respectively. For the period ended June 30, 2005, a gain of $316,744 was recognized on the extinguishment of mandatory redeemable warrants. We repurchased warrants to purchase 175,719 shares of common stock issued in connection with the acquisition of SPI with proceeds from the IPO at a price of $9 per warrant share.

PROVISION FOR TAXES

We recorded a provision for taxes in the amount of $390,260 for the six months ended June 30, 2006. The provision relates primarily to state income tax and federal alternative minimum tax that would have been payable before income tax deductions relating to stock based compensation which created a taxable loss and to deferred taxes which related to tax-deductible goodwill. The benefit of the stock based compensation deduction was credited to additional paid in capital as the grant of these options was originally booked through additional paid in capital. We did not record any provision for income taxes for the six months ended June 30, 2005.

NET INCOME (LOSS)

For the six months ended June 30, 2006, we recorded net income of $1,794,779 as compared to a net loss of $882,473 for the comparable period in the prior year. The increase in net income is primarily attributable to revenue growth, increased gross profit and interest income as opposed to interest expense.

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

The following table sets forth the net sales and operating data for each of our distribution centers for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006			2005
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months
California (1)	$35,509,951	155,294	34,938	$16,576,342	84,544	18,004
New York	14,987,520	57,304	9,213	10,731,771	41,287	5,774
Florida	482,353	2,649	361	583,277	3,515	409
Seattle	991,856	5,206	906	690,709	4,923	843
Total	$51,971,680	220,453	45,418	$28,582,099	134,269	25,030

(1)	California operations for the three months ended June 30, 2006 include two and one half months of contribution from H&H and two months contribution from Whittier.

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

NET SALES

Net sales for the three months ended June 30, 2006 increased to $51,971,680 from $28,582,099 for the three months ended June 30, 2005, an increase of 81.8%. The increase in net sales for the three months ended June 30, 2006 as compared to the same period in 2005 is primarily attributable to the Company’s acquisitions and to an increase in volume from the addition of new patients in California and New York. During the three months ended June 30, 2006, we owned PMW, Priority, and Maiman for three months, H&H for two and one half months, and Whittier for two months. Together these acquisitions contributed approximately $20.3 million of revenue in the three month period ended June 30, 2006. Increases in net sales for the three months ended June 30, 2006 were partially offset by the implementation of MMA, which resulted in lower reimbursement rates for our dual eligible patients.

GROSS PROFIT

Gross profit was $7,306,676 and $4,141,214 for the three months ended June 30, 2006 and 2005, respectively, and represents 14.1% and 14.5% of net sales, respectively. Our gross margin for the three months ended June 30, 2006 decreased 0.4% as compared with the gross margin for the three months ended June 30, 2005 primarily due to a gross margin experienced at Whittier which was lower than the consolidated gross margin of the historical business. We also experienced an unexpected decrease in the reimbursement for a nutritional product which resulted in a decreased gross margin for NAHH. The decrease in the gross margin was offset year over year from the recognition of premium reimbursement in California, which we began recording in September 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $6,753,337 and $3,987,683 for the three months ended June 30, 2006 and 2005, respectively, and represented 13.0% and 14.0% of net sales, respectively. The increase in selling, general and administrative expenses of $2,765,654 for the three months ended June 30, 2006 as compared to the same period in 2005 was primarily due to the acquisitions of PMW, Priority, Maiman, H&H, and Whittier. These acquisitions represented approximately $2.4 million of the increase. In addition to the increases in expenses related to the acquisitions, the following increases were associated with our historical businesses:

Components of Selling, General and Administrative Expense	Change ($)
Sarbanes Oxley Compliance Expense	90,617
Non-Cash Stock Compensation Expense	41,722

Included in selling, general & administrative expenses for the three month period ended June 30, 2006 was $288,813 of legal, accounting and printing expenses relating to the SEC inquiry and the restatement of financial statements for three and six month periods ended June 30, 2005 and the three and nine month periods ended September 30, 2005. The financial statements were restated to correct the omission of a non-cash interest expense relating to warrants to purchase 100,000 shares of our common stock that were issued to John Pappajohn, one of our outside directors, in April 2005 in connection with the extension of a guarantee on our West Bank credit facility, and warrants to purchase 40,000 shares of our common stock that were issued to Crestview Capital Master, LLC in May 2005 in connection with the issuance of subordinated notes. The total non-cash interest expense for both issuances of warrants was approximately $966,000.

OPERATING INCOME

Operating income was $553,339 and $153,531 for the three months ended June 30, 2006 and 2005, respectively and represents 1.1% and 0.5% of net sales, respectively. The increase in operating income is attributable to an increase in gross profit of $3,165,462 and a decrease in selling, general and administrative expenses as a percent of net sales of 1.0%.

OTHER INCOME (EXPENSE)

Interest income was $366,981 and interest expense was $1,417,634 for the three months ended June 30, 2006 and 2005, respectively. The decrease in interest expense is primarily attributable to our repayment of short term loans under our revolving credit facility with proceeds from the IPO and the non-recurrence of $213,000 and $753,000 of non-cash expense recorded in June 2005 related to the fair value of warrants issued in connection with the private placement of subordinated notes and to a director in exchange for the guarantee of a credit facility respectively. Interest income is due primarily to our investment in short-term securities and other investment of cash.

Other income was $0 and $373,744 for the three months ended June 30, 2006 and 2005 respectively. In June 2005, a gain of $316,744 was recognized on the extinguishment of mandatory redeemable warrants. We repurchased warrants to purchase 175,719 shares of common stock issued in connection with the acquisition of SPI with proceeds from the IPO at a price of $9 per warrant share. Additional other income of $57,000 was recognized for increased reimbursement from New York Medicaid for the period from September 1, 2004 until December 31, 2004.

PROVISION FOR TAXES

We recorded a provision for taxes in the amount of $258,562 for the three months ended June 30, 2006. The provision relates primarily to state income tax and federal alternative minimum tax that would have been payable before income tax deductions relating to stock based compensation which created a taxable loss and deferred taxes which related to tax-deductible goodwill. The benefit of the stock based compensation deduction was credited to additional paid in capital as the grant of these options was originally booked through additional paid in capital. We did not record any provision for income taxes for the three months ended June 30, 2005.

NET INCOME (LOSS)

For the three months ended June 30, 2006, we recorded net income of $661,758 as compared to a net loss of $895,569 for the comparable period in the prior year. The increase in net income is primarily attributable to revenue growth, gross profit, and interest income as opposed to interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had approximately $28,141,799 in cash and short-term investments.

On June 22, 2005, we completed an IPO of our common stock. We sold 4,000,000 shares of our common stock at a price of $13.00 per share, less underwriting discounts and commissions of $0.91 per share. In addition, we granted the underwriters an option, exercisable until July 21, 2005, to purchase up to an additional 600,000 shares at the IPO price to cover over-allotments. On July 8, 2005, the over-allotment option was exercised at $13.00 per share, less underwriting discounts and commissions of $0.91 per share. We received proceeds net of underwriters’ discounts and commissions of $48.4 million from the IPO and $7.3 million from the exercise of the over-allotment option, less expenses incurred of $2.1 million. We used a portion of the IPO proceeds to repay approximately $12 million of our debt on June 27, 2005.

On January 25, 2006, we completed the sale of 5,101,922 common shares in a secondary offering at the price of $12.83 per share, less an underwriting discount, for total net proceeds of $61,857,488. There were 2,465,468 shares sold by us (including 665,468 shares through the over-allotment exercised by the underwriters after the offering) and 2,636,454 shares sold by certain selling stockholders. We received total proceeds, net of expenses of $28,852,195 from the sale of our shares and did not receive any proceeds from the sale of shares by the selling stockholders. In addition, for the period ended June 30, 2006, we received gross proceeds of $2,150,395 from exercise of options of which $1,777,413 was from the exercise price of options and warrants to purchase 574,000 shares of our common stock that were sold as part of the secondary offering.

Since the completion of the initial and secondary public offerings, until June 30, 2006, we have completed five specialty pharmacy acquisitions, which have used approximately $44.1 million of our IPO and secondary offering proceeds.

Accounts receivable increased $4.7 million in the six months ended June 30, 2006 from December 31, 2005. This increase is primarily due to revenue growth in the business, both from historical operations and from acquisitions. Revenue growth from the acquisitions of Priority, Maiman, H&H and Whittier resulted in $5.3 million of the increase in outstanding receivables during the period. The increase from acquisitions was offset by the collection of $1.1 million in premium reimbursement payments during the period.

On April 21, 2006, we allowed our credit facility agreement with GE HFS Holdings, Inc. f/k/a Heller Healthcare Finance (‘GE”) to expire; however, we are continuing to pay the management fee to maintain the credit line open.  The GE credit facility provided the ability for us to borrow up to a maximum of $6,000,000, based on our accounts receivable. Currently, we are considering an amendment that will extend the formal term of this agreement until January 31, 2007, but we have not accepted or entered into the amendment as of the date of filing this Form 10-Q.

Operating Requirements

Our primary liquidity need is cash to purchase the medications that we require to fill prescriptions. As of July 31, 2006 we have approximately $21,370,516 in cash and short term investments. Our largest vendor, AmerisourceBergen, requires payment within 31 days of delivery of the medications to us. We are reimbursed by third-party payors, on average, within 30 days after a prescription is filled and a claim is submitted in the appropriate format.

Our operations used $1,116,177 of cash over the six month period ended June 30, 2006, while our operations provided $134,008 of cash during the same period in 2005. The change was primarily a result of an increase in the accounts receivable balance resulting from patient acquisitions where no historical accounts receivable existed at December 31, 2005. The revenue from the acquisitions of Priority, Maiman, H&H and Whittier contributed approximately $5.3 million in increased accounts receivable. In addition, we received payments for the balance carried in accounts receivables for premium reimbursement in California and New York which reduced accounts receivable by $1.1 million. The net effect of these items and a net increase of approximately $570,000 from revenue growth of historical operations resulted in an increase in accounts receivable of approximately $4.7 million.

We have a five-year purchase agreement with AmerisourceBergen which we entered into in September 2003, which requires certain minimum purchases. It provides payment terms up to 31 days. If we do not meet the aggregate minimum purchase commitment of $400,000,000 under our agreement with AmerisourceBergen by the end of the five-year term, we may be charged 0.2% of the un-purchased volume commitment. We have purchased approximately $228,242,455 under this agreement and we believe we will be able to meet our minimum purchase obligations under this agreement. Pursuant to the terms of this agreement, AmerisourceBergen has a subordinated security interest in all of our assets.

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

CONTRACTUAL OBLIGATIONS

At June 30, 2006, our contractual cash obligations and commitments over the next five years were as follows:

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt Obligation (1)	$691,284	$691,284	$—	$—	$—
Capital Lease Obligations (1)	136,248	66,459	69,789	—	—
Operating Leases	1,936,789	649,138	997,240	290,411	—
Purchase Commitments (2)	171,757,545	—	171,757,545	—	—
Total	$174,521,866	$1,406,881	$172,824,574	$290,411	$—

(1)	Interest payments on these amounts will be approximately $34,221 over the next three years.

(2)
If we fail to satisfy the minimum purchase obligation under our purchase agreement with AmerisourceBergen, we would be required to pay an amount equal to 0.2% of the un-purchased commitments at the end of the five-year term of the contract.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity. We have limited exposure to financial market risks, including changes in interest rates. At June 30, 2006, we had cash and cash equivalents of approximately $26.6 million and short-term investments of approximately $1.5 million. Cash and cash equivalents consisted of demand deposits, money market accounts and government obligations. Short-term investments consisted of auction rate securities with maturities of one year or less. These investments are classified as available-for-sale and are considered short-term, because we expect to sell them within 12 months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates continue to rise, the value of our short-term investments would decrease. We may sell these investments prior to maturity, and therefore, we may not realize the full value of these investments. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest only in short-term, investment grade, interest-bearing instruments and thus do not expect future interest rate risk to be significant. The interest rates on outstanding notes payable are not subject to change with changes in market interest rates. We have not hedged against our interest rate risk exposure for our cash, investments or the notes payable. As a result, our interest income will increase from increasing interest rates and our interest income will decrease from declining rates.

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

As previously disclosed in our annual report for the period ended December 31, 2005, we identified a material weakness relating to the valuation of warrants that were issued in the period ended June 30, 2005. As a result, we subsequently restated our second and third quarter 2005 financial statements as set forth in amendments to our quarterly reports for those periods on Form 10-Q/A filed on April 19, 2006. We have worked with our independent auditor and external SOX 404 consultant to review valuation techniques for options and warrants. As a result, we instituted checklists and processes during the first quarter of 2006 that we believe will strengthen our ability to identify and value option and warrant grants. As a result of the restatement, we have adjusted our valuation models and techniques and will continue to use these techniques for future option or warrant grants. There were no warrants issued in the three months ended June 30, 2006. In the three months ended June 30, 2006, the Board of Directors approved a comprehensive option grant to substantially all of its employees issuing a total of 455,000 options that vest annually in equal installments over a period of five years. As part of this grant, we tested the procedures, systems and checklists implemented to rectify the material weakness found in the second quarter of 2005 around the valuation of options and warrants and determined that these controls as they relate to the valuation of options are effective as of June 30, 2006. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control over Financial Reporting

We implemented the Great Plains accounting system as of January 1, 2006. Existing internal controls have been reevaluated in the context of this implementation and have been updated accordingly. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On March 9, 2006, we alerted the staff of the SEC’s Division of Enforcement to the issuance of our press release of that date announcing our intent to restate our financial statements for the periods ended June 30, 2005 and September 30, 2005. On March 13, 2006, we received a letter from the Division of Enforcement notifying us that the Division of Enforcement had commenced an informal inquiry and requested that we voluntarily produce certain documents and information. In that letter, the SEC also stated that the informal inquiry should not be construed as an indication that any violations of law have occurred. We are cooperating fully with the Division of Enforcement’s inquiry.

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

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in Part I - Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2005. The following information sets forth material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A dated April 19, 2006.

Our revenues could be adversely affected if our patients who are “dual-eligible” under the Medicare Modernization Act cease to use our services or if prescription drug plans, or PDPs, reduce reimbursement rates.

Beginning January 1, 2006, under Part D of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the MMA, we began being reimbursed by PDPs, and not Medicaid, for the prescription drugs we provide to our dual eligible patients. Reimbursement rates for these patients are less favorable than the rates we received from Medicaid and result in lower gross margins for our dual eligible patients. In June 2006, we serviced 2,877 patients under Medicare Part D or approximately 17.4% of our patients. Our earnings have been negatively impacted from the movement of patients from Medicaid to a Medicare Part D plan. If a higher number of our patients become eligible under MMA, there is a risk that our gross margins will decline further and negatively impact earnings. Additional risks that could affect financial performance include:

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

We have qualified for additional reimbursement rates under a California pilot program for HIV/AIDS pharmacies that is effective until January 1, 2008 and have qualified as a specialty HIV pharmacy in New York and are eligible to receive preferred reimbursement rates for HIV/AIDS medications for the time being.

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

In New York, reimbursement rates for pharmacy services provided under Medicaid were reduced in September 2004. Reimbursement rates for pharmacy services provided under Medicaid were reduced further effective July 2006. Approved specialized HIV pharmacies will continue to be reimbursed at the higher reimbursement rate that was in place before the 2004 reimbursement reduction. The legislation authorizing the more favorable reimbursement rate is effective until further legislation changes it.  We have been notified by the

 Department of Health in New York that we qualify for the specialized HIV pharmacy reimbursement; however, our continuing qualification for specialized HIV pharmacy reimbursement is dependent upon our recertification by the Department of Health in New York as an approved specialized HIV pharmacy in September 2006. There can be no assurance that we will obtain our recertification in New York.

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

Our revenues could be adversely affected if new HIV/AIDS drugs or combination therapies are developed and prescribed to our patients if the reimbursement rate is less than the pricing received for the current drug therapy our patients receive.

On July 12, 2006, Bristol-Myers Squibb Company and Gilead Sciences, Inc. announced the U.S. Food and Drug Administration (FDA) granted approval of ATRIPLA™ for the treatment of HIV-1 infection in adults. ATRIPLA is the first-ever once-daily single tablet regimen (STR) for HIV intended as a stand-alone therapy or in combination with other antiretrovirals. The product combines SUSTIVA® manufactured by Bristol-Myers Squibb, and Truvada® manufactured by Gilead Sciences. There is a risk that the reimbursement rate for ATRIPLA™ may be less than reimbursement rate for the combination of the component drugs. The number of total prescriptions received by our patients who use ATRIPLA™ may decline resulting in reduced average revenues and a decrease in dispensing fees per patient.

If we fail to manage our growth or implement changes to our reporting systems effectively, our business could be harmed.

If we are unable to manage our growth effectively, we could incur losses. How we manage our growth will depend, among other things, on our ability to adapt our operational, financial and management controls, reporting systems and procedures to the demands of a larger business, including the demands of integrating our acquisitions. To manage the growth and increasing complexity of our business, we may make modifications to or replace computer and other reporting systems, including those that report on our financial results and on which we are substantially dependent. We may incur significant financial and resource costs as a result of any such modifications or replacements, and our business may be subject to transitional difficulties. The difficulties associated with any such implementation, and any failure or delay in the system implementation, could negatively affect our internal control over financial reporting and harm our business and results of operations. In addition, we may not be able to successfully hire, train and manage additional sales, marketing, customer support and pharmacists quickly enough to support our growth. To provide this support, we may need to open additional offices, which will result in additional burdens on our systems and resources and require additional capital expenditures.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our IPO, we filed a registration statement on Form S-1 (file no. 333-124099) with respect to the offer and sale by us of 4,000,000 shares of our common stock and an additional 600,000 shares of our common stock sold pursuant to the exercise of the underwriters’ over-allotment option. The SEC declared the registration statement effective on June 22, 2005.

In the six months ended June 30, 2006, we used the remaining IPO proceeds of approximately $23.2 million fund (i) the post-closing additional payments under the primary asset purchase agreement and the purchase price under a subsequent asset purchase agreement in connection with the Priority acquisition, (ii) the purchase price for Maiman, and H&H acquisitions and (iii) a portion of the purchase price for the Whittier acquisition.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)

Exhibit No.	Exhibit Description.

10.1
Asset Purchase Agreement, dated as of April 6, 2006, by and among Medicine Made Easy, H&H Drug Stores, Inc., Hagop Youredjian and Zarig Youredjian, individually and as trustees of The Youredjian Family Trust, and H&H Drug Stores, Inc. Employee Stock Ownership Trust (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 6, 2006 and filed on April 10, 2006).

10.2
Asset Purchase Agreement, dated as of April 28, 2006, by and among Medicine Made Easy, Whittier Goodrich Pharmacy, Inc., Eddie Gozini and Chen Jing (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 28, 2006 and filed on May 3, 2006).

10.3
Form of Nonqualified Stock Option Agreement under the Company’s Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 28, 2006 and filed on June 30, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2006

ALLION HEALTHCARE, INC.

By:	/S/ JAMES G. SPENCER
James G. Spencer
Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description.

10.1
Asset Purchase Agreement, dated as of April 6, 2006, by and among Medicine Made Easy, H&H Drug Stores, Inc., Hagop Youredjian and Zarig Youredjian, individually and as trustees of The Youredjian Family Trust, and H&H Drug Stores, Inc. Employee Stock Ownership Trust (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 6, 2006 and filed on April 10, 2006).

10.2
Asset Purchase Agreement, dated as of April 28, 2006, by and among Medicine Made Easy, Whittier Goodrich Pharmacy, Inc., Eddie Gozini and Chen Jing (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 28, 2006 and filed on May 3, 2006).

10.3
Form of Nonqualified Stock Option Agreement under the Company’s Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 28, 2006 and filed on June 30, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.