Form 10-Q
period 2006-09-30
ALLION HEALTHCARE INC
filed 2006-11-09
CIK 847935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 3, 2006 there were 16,203,666 shares of the Registrant’s common stock, $.001 par value, outstanding.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	At September 30, 2006 (UNAUDITED)	At December 31, 2005 (RESTATED - See Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,485,458	$3,845,037
Short term investments and securities held for sale	5,742,430	23,000,553
Accounts receivable (net of allowance for doubtful accounts of $593,500 in 2006 and $282,824 in 2005)	19,312,928	14,640,304
Inventories	4,426,136	3,228,225
Prepaid expenses and other current assets	743,489	762,466
Total current assets	47,710,441	45,476,585
Property and equipment, net	957,853	671,396
Goodwill	37,676,152	19,739,035
Intangible assets	35,700,842	20,314,866
Other assets	90,014	87,123
Total Assets	$122,135,302	$86,289,005
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,032,153	$17,205,977
Notes payable-subordinated	695,642	675,000
Other current	57,198	107,379
Total current liabilities	19,784,993	17,988,356
LONG TERM LIABILITIES:
Notes payable - subordinated	—	682,710
Deferred income taxes	685,798	153,000
Other	117,140	121,710
Total liabilities	20,587,931	18,945,776
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, shares authorized 20,000,000; issued and outstanding 0 at September 30, 2006 and December 31, 2005	—	—
Common stock, $.001 par value; shares authorized 80,000,000; issued and outstanding 16,203,666 at September 30, 2006 and 12,956,382 at December 31, 2005.	16,204	12,956
Additional paid-in capital	111,540,740	80,228,664
Accumulated deficit	(10,127,166)	(12,936,944)
Accumulated other comprehensive income	117,593	38,553
Total stockholders’ equity	101,547,371	67,343,229
Total liabilities and stockholders’ equity	$122,135,302	$86,289,005

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
				(RESTATED -See Note 2)
Net sales	$58,349,080	$33,926,592	$151,605,962	$85,261,440
Cost of goods sold	49,971,384	28,108,735	129,267,507	71,671,766
Gross profit	8,377,696	5,817,857	22,338,455	13,589,674
Operating expenses:
Selling, general and administrative expenses	7,085,838	5,160,666	19,639,477	12,596,577
Operating income	1,291,858	657,191	2,698,978	993,097
Interest income (expense)	168,560	259,154	946,378	(1,265,419)
Other income	—	—	102	(1,133,215)
Income (loss) from continuing operations before taxes	1,460,418	916,345	3,645,458	(1,405,537)
Provision for taxes	445,419	—	835,680	—
Income (loss) before discontinued operations	1,014,999	916,345	2,809,778	(1,405,537)
Loss from discontinued operations	—	(7,355)	—	(17,905)
Net income (loss)	$1,014,999	$908,990	$2,809,778	$(1,423,442)
Deemed dividend on preferred stock	—	—	—	1,338,047
Net income (loss) available to common shareholders	$1,014,999	$908,990	$2,809,778	($2,761,489)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.06	$0.07	$0.18	($0.42)
Loss from discontinued operations	—	—	—	—
Earnings (loss) per share	$0.06	$0.07	$0.18	($0.42)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.06	$0.06	$0.17	($0.42)
Loss from discontinued operations	—	—	—	—
Earnings (loss) per share	$0.06	$0.06	$0.17	($0.42)

Basic weighted average of common shares outstanding	16,203,666	12,635,160	15,865,714	6,636,738
Diluted weighted average of common shares outstanding	17,023,879	14,921,283	16,954,924	6,636,738

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:		(RESTATED -See Note 2)
Net income	$2,809,778	$(1,423,442)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,732,798	1,276,608
Deferred rent	30,015	4,395
Provision for doubtful accounts	482,949	55,000
Amortization of debt discount on acquisition notes	12,932	51,253
Tax benefit realized from the exercise of employee stock options	302,882	—
Non-cash stock compensation expense	210,985	—
Mandatory redeemable warrants	—	1,133,215
Non-cash interest expense	—	966,000
Deferred Income Taxes	532,798	—
Loss on disposition of property and equipment	411	—
Changes in operating assets and liabilities:
Accounts receivable	(5,155,573)	(3,677,851)
Inventories	(88,418)	(56,610)
Prepaid expenses and other current assets	(194,722)	(605,067)
Accounts payable and accrued expenses	2,376,589	1,238,929
Net cash provided by (used in) operating activities:	4,053,424	(1,037,570)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(505,910)	(219,285)
Purchases of short term securities	(73,846,899)	(28,812,000)
Sales of short term securities	91,184,062	—
Proceeds from disposition of property and equipment	100	—
Payments for acquisition of NAHH, net of cash acquired of $88,808	(16,614)	(5,267,534)
Payments for acquisition of SPI	(300)	(5,043,522)
Payments for acquisition of Oris’s Assets	(325,640)	(1,303,655)
Payments for acquisition of PMW’s Assets	—	(8,925,622)
Payments for acquisition of Priority’s Assets	(1,394,381)	—
Payments for acquisition of Maiman’s Assets	(5,810,062)	—
Payments for acquisition of H&H’s Assets	(4,736,840)	—
Payments for acquisition of Whittier’s Assets	(15,821,596)	—
Payments for acquisition of St. Judes’s Assets	(9,381,919)	—
Net cash used in investing activities	(20,655,999)	(49,571,618)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Preferred Stock	—	103,554
Proceeds from line of credit	—	43,250,071
Repayment of line of credit	—	(43,250,216)
Net proceeds from IPO	—	53,661,692
Net proceeds from secondary public offering	28,852,195	—
Proceeds from exercise of employee stock options and warrants	2,153,395	330,538
Notes Payable and Mandatory Warrants from acquisitions	—	(3,034,543)
Repayment of capital leases and long term debt	(762,594)	(4,948,176)
Proceeds from notes payable	—	3,500,000
Net cash provided by financing activities	30,242,996	49,612,920
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,640,421	(996,268)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,845,037	6,979,630
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,485,458	$5,983,362

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

(b) The condensed consolidated financial statements include the accounts of Allion and its subsidiaries. The condensed consolidated balance sheet as of September 30, 2006 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005, are unaudited and have been prepared by the Company. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying condensed consolidated balance sheet at December 31, 2005 has been derived from audited financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (the “SEC”). The Company believes that the disclosures provided are adequate to make the information presented not misleading.

The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other interim period.

NOTE 2 RESTATEMENT OF FINANCIAL STATEMENTS

The Company recently received a comment letter from the SEC’s Division of Corporation Finance (“Staff”) relating to a routine review of Allion’s Form 10-K/A for the 2005 fiscal year and Form 10-Q for the quarter ended March 31, 2006.  In the course of responding to the Staff’s comments, the Company reviewed the accounting treatment for certain warrants considered derivatives under Emerging Issue Task Force No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Specifically, in February 2005, the Company issued warrants for 351,438 shares of common stock in connection with its acquisition of Specialty Pharmacies, Inc., half of which were redeemed as required under the terms of the warrants upon the Company’s initial public offering (“IPO”) in June 2005 and the other half of which became non-redeemable as a result of the IPO. Although the Company appropriately classified these warrants as liabilities when issued as required by EITF 00-19, the warrants that became non-redeemable as a result of the IPO became reclassified as equity at that time and should have been revalued at fair value prior to that reclassification with any increase in value charged to other income (expense).

On November 6, 2006, after discussion with the Company’s independent registered public accounting firm, BDO Seidman, LLP, and consultation with management and the Board of Directors, the Company concluded that the financial statements for the three-month and six-month periods ended June 30, 2005, the nine-month period ended September 30, 2005 and the fiscal year ended December 31, 2005 should be restated to reflect the fair value adjustment of redeemable warrants that became non-redeemable upon the completion of the Company’s IPO. The fair value of the warrants was approximately $1.5 million and will be recorded as a non-cash charge to other expense in the restated financial statements for the three-month and six-month periods ended June 30, 2005. This expense is a one time charge to the income statement and does not affect operating income.

Below are summary financial tables comparing the originally reported financials to the restated financials for the nine-month period ended September 30, 2005. The restatement also affected the three-month and six-month periods ended June 30, 2005 and the fiscal year ended December 31, 2005, which will be reported in a separately filed 10Q/A and 10K/A.

The following table reports the items in the condensed consolidated statements of operations for the nine months ended September 30, 2005.

(in thousands of dollars, except per share data)	Nine Months Ended
	September 30, 2005
	As Previously
	Reported	As Restated
Net sales	$85,261	$85,261
Gross profit	$13,590	$13,590
Operating income	$993	$993
Other income (expense)	$317	($1,133)
Discontinued operations	($18)	($18)
Deemed dividend on preferred stock	($1,338)	($1,338)
Net loss available to common shareholders	($1,312)	($2,761)
Basic and diluted loss per common share	($0.20)	($0.42)
Basic and diluted weighted average shares	6,637	6,637

The following table reports the items in the condensed consolidated balance sheet as of September 30, 2005 that were affected by the restatement.

(in thousands of dollars)	Balance Sheet at
	September 30, 2005
	(Unaudited)
	As Previously	As
	Reported	Restated
Additional paid in capital	$78,592	$80,042
Accumulated deficit	($11,865)	($13,315)

The following table reports the items in the condensed consolidated statement of cash flows as of September 30, 2005 that were affected by the restatement.

(in thousands of dollars)	Cash Flow for
	Nine Months Ended
	September 30, 2005
	As
	Previously	As
	Reported	Restated
Net income (loss)	$27	($1,423)
Mandatory redeemable warrants	($317)	$1,133

NOTE 3 EARNINGS PER SHARE

The Company presents earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. All per share amounts have been calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no shares of preferred stock convertible into common stock outstanding at September 30, 2006 and 2005, respectively. Options and warrants to purchase approximately 2,140,828 and 2,845,658 shares of common stock were outstanding at September 30, 2006 and 2005, respectively. Options and warrant common shares were not included in the computation of diluted earnings per share for the nine month period ended September 30, 2005 because the effect would be anti-dilutive. The diluted shares outstanding for the three and nine month period ended September 30, 2006 were 17,023,879 and 16,954,924, respectively.

NOTE 4 CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash approximates its fair value. Our short-term securities are generally government obligations and are carried at amortized cost, which approximates fair market value. The gross unrealized gain at September 30, 2006 was $75,163 and is recorded as a component of accumulated other comprehensive income. There were no short term securities included in cash and cash equivalents at December 31, 2005. Cash and cash equivalents consist of the following at September 30, 2006:

Cash	$ 7,509,434
Short-term securities	9,976,024
Total	$17,485,458

NOTE 5 SHORT TERM INVESTMENTS

Investments in short term securities include available for sale securities, which are carried at amortized cost. Due to the short term nature of these investments, the amortized cost approximates fair market value. The gross unrealized gain at September 30, 2006 and December 31, 2005 was $42,430 and $38,553, respectively, and is recorded as a component of accumulated other comprehensive income. All of these investments mature within 12 months and consist of $5.7 million of auction rate securities at September 30, 2006.

NOTE 6 SECONDARY PUBLIC OFFERING

On January 26, 2006, the Company along with certain selling stockholders completed a secondary public offering of its common stock. The Company sold 1,800,000 shares of its common stock and participating stockholders sold 2,636,454 shares of common stock at a price of $12.83 per share less an underwriting discount and commission of $0.71 per share. In addition, the Company granted the underwriters an option, exercisable until February 27, 2006, to purchase up to an additional 665,468 shares at the secondary public offering price, less an underwriting discount and commission of $0.71 per share. On January 27, 2006, the underwriters exercised their over-allotment option. The Company received net proceeds of $21.8 million and $8.1 million from the secondary public offering and from the exercise of the over-allotment option, respectively, less expenses incurred of $929,000. The Company did not receive any proceeds from the sale of shares by the participating stockholders.

NOTE 7 ACQUISITIONS

On March 13, 2006, MOMS Pharmacy of Brooklyn, Inc. (“MOMS of Brooklyn”), a New York corporation and wholly owned subsidiary of the Company purchased certain assets of H.S. Maiman Rx, Inc. (“Maiman”), a Brooklyn, New York pharmacy. Under the terms of the asset purchase agreement between MOMS of Brooklyn and Maiman, MOMS of Brooklyn acquired selected assets, including Maiman’s customer list of HIV/AIDS patients and inventory, for the following:

•	$4,853,491 of cash paid, including $128,491 of direct acquisition costs paid;

•	$525,000 additional payments; and

•	$431,571 cash paid for inventories.

The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its presence in the New York City HIV/AIDS market. The acquisition was recorded by allocating the purchase price to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess cost over the net amounts assigned to the fair value of the assets acquired is recorded as goodwill. The results of operations from the acquisition are included in Allion’s consolidated operating results as of the date the assets were acquired.

On April 6, 2006, Medicine Made Easy (“MME”), a California corporation and wholly owned subsidiary of the Company, purchased certain assets of the HIV business of H&H Drug Stores, Inc. (“H&H”), a Glendale, California based pharmacy doing business as Western Drug, for the following:

•	$3,746,162 cash paid, including $66,162 of direct acquisition costs paid (total acquisition costs have been estimated at $165,000 - $98,838 remains accrued at September 30, 2006);

•	$920,000 additional payments; and

•	$70,678 cash paid for inventories.

The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its presence in the Los Angeles metropolitan HIV/AIDS market. The acquisition was recorded by allocating the purchase price to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess cost over the net amounts assigned to the fair value of the assets acquired is recorded as goodwill. The results of operations from the acquisition are included in Allion’s consolidated operating results as of the date the assets were acquired.

On May 1, 2006, MME purchased substantially all of the assets of Whittier Goodrich Pharmacy, Inc. (“Whittier”), a Los Angeles, California based specialty pharmacy, and its two shareholders, for the following:

•
$15,221,047 cash paid (of which $1,081,757 remained in escrow at September 30, 2006 pending completion of certain conditions), including $221,047 of direct acquisition costs paid (total acquisition costs have been estimated at $225,000 - $3,953 remains accrued at September 30, 2006); and

•	$607,244 cash paid for inventories.

The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its presence in the Los Angeles, California HIV/AIDS market. The acquisition was recorded by allocating the purchase price to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess cost over the net amounts assigned to the fair value of the assets acquired is recorded as goodwill. The results of operations from the acquisition are included in Allion’s consolidated operating results as of the date the assets were acquired.

On July 14, 2006, MOMS of Brooklyn purchased certain assets of the HIV business of St. Jude Pharmacy & Surgical Supply Corp. (“St. Jude”), a Brooklyn, New York pharmacy, for the following:

•
$9,381,919 cash paid, including $48,586 of direct acquisition costs paid (total acquisition costs have been estimated at $155,000 - $106,414 remains accrued at September 30, 2006)and $666,667 paid on each of August 14, 2006 and September 14, 2006 based on St. Jude providing certain transitional services to MOMS of Brooklyn relating to the acquired assets; and

•	$666,667 payable on October 14, 2006 subject to St. Jude providing certain transitional services to MOMS of Brooklyn relating to the acquired assets.

The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its presence in the New York City HIV/AIDS market. The acquisition was recorded by allocating the purchase price to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess cost over the net amounts assigned to the fair value of the assets acquired is recorded as goodwill. The results of operations from the acquisition are included in Allion’s consolidated operating results as of the date the assets were acquired.

The goodwill recorded as the result of the Maiman, H&H, Whittier, and St. Jude acquisitions is expected to be deductible for tax purposes.

The following tables describe the allocation of purchase price for these four acquisitions:

Purchase Price Paid for Maiman
Cash paid	$4,725,000
Additional payments	525,000
Inventories	431,571
Direct acquisition costs	128,491
Total purchase price	5,810,062
less: net tangible assets	(431,571)
$5,378,491
Preliminary Allocation of Purchase Price for Maiman*
Referral list (15 year life)	$2,101,021
Non compete (5 year life)	25,000
Workforce (part of goodwill)	120,158
Goodwill	3,132,312
$5,378,491

Purchase Price Paid for Whittier
Cash paid	$15,000,000
Inventories	607,244
Direct acquisition costs	225,000
Total purchase price	15,832,244
less: net tangible assets	(700,906)
$15,131,338
Preliminary Allocation of Purchase Price for Whittier*
Referral list (15 year life)	$9,210,470
Non compete (5 year life)	841,904
Workforce (part of goodwill)	167,905
Goodwill	4,911,059
$15,131,338

Purchase Price Paid for St. Jude
Cash paid	$9,333,333
Additional payment due	666,667
Direct acquisition costs	155,000
$10,155,000
Preliminary Allocation of Purchase Price for St. Jude*
Referral list (15 year life)	$3,000,000
Non compete (5 year life)	275,000
Goodwill	6,880,000
$10,155,000
* Allocation of purchase price is subject to change based on finalization of independent valuation.

In 2005, the Company acquired Specialty Pharmacies, Inc. (“SPI”) on February 28, 2005 pursuant to a stock purchase agreement and certain assets of Frontier Pharmacy & Nutrition, Inc., d/b/a PMW Pharmacy (“PMW”) on August 5, 2005 and Priority Pharmacy, Inc. (“Priority”) on December 9, 2005 pursuant to an asset purchase agreement. The following pro forma results were developed assuming the acquisitions of SPI, PMW, Priority, Maiman, H&H, Whittier, and St. Jude occurred on January 1, 2005. The pro forma results do not purport to represent what our results of operations actually would have been if the transactions set forth above had occurred on the date indicated or what our results of operations will be in future periods. The financial results for the periods prior to the acquisition were based on audited or reviewed financial statements, where required, or internal financial statements as provided by the sellers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$59,051,885	$58,322,622	$175,936,311	$172,406,062
Net income (loss)	1,006,002	907,534	3,206,600	(1,065,207)
Earnings (loss) per common share:
Basic	$0.06	$0.07	$0.20	$0.16
Diluted	$0.06	$0.06	$0.19	$0.16

On June 30, 2005, Oris Health, Inc, a newly-formed California corporation and wholly-owned subsidiary of the Company, acquired, pursuant to an asset purchase agreement dated May 19, 2005, all right, title and interest in and to certain intellectual property and other assets owned, leased or held for use by Oris Medical System, Inc. (“Oris”) a development stage company incorporated in Washington, including an assignment of Oris’ license to use Ground Zero Software, Inc.’s computer software program known as LabTracker—HIV™, and Oris System, an electronic prescription writing system. Pursuant to the terms of an earn-out formula set forth in the asset purchase agreement, Oris and Ground Zero may receive up to an additional $40,000,000 in the aggregate, paid on a quarterly basis, based on the net number of HIV patients of physician customers utilizing the LabTracker—HIV™ software or the Oris System to fill their prescriptions at MOMS Pharmacy or an affiliate of MOMS Pharmacy. During the third quarter of 2006, we serviced 786 total patients that were monitored under LabTracker and/or Oris software. The reduction of 397 patients from the 1,169 previously reported is due principally to the removal of one clinic relationship that resulted from an acquisition. Patients from this clinic had previously been counted because it was believed that the clinic had a LabTracker contract in place at the time of acquisition. The Company subsequently learned that the LabTracker contract was not executed and therefore the clinic should not be included in calculating the number of patients served under LabTracker and/or Oris. The Company continues to treat these patients and they are included in the overall patient counts for the third quarter 2006.

During the third quarter of 2006, the number of patients monitored under the LabTracker and/or Oris software and covered under the Oris earn-out agreement increased by 46 patients from the second quarter of 2006. The Company has made earn-out payments according to the asset purchase agreement in respect to 316 patients since the Company acquired Oris Medical System, Inc. Oris’ and Ground Zero’s rights to these additional payments terminate 40 months after the closing of the acquisition and, under certain circumstances set forth in the asset purchase agreement, portions of these additional payments may be made in stock of the Company. Earn-out payments are recorded quarterly as earned. Earn-out payments made to Oris in reference to patients served from existing clinics will be allocated to the clinic list and amortized over a fixed 15 year period beginning from when Oris was acquired, and earn-out payments made to Oris in reference to patients served from new clinics will be expensed. Earn-out payments made to Ground Zero in reference to patients served from both new and existing clinics will be allocated to the exclusive LabTracker license agreement and will be amortized over its remaining life. Oris does not qualify as a business so the transaction was accounted for as the acquisition of certain assets and liabilities of Oris.

Purchase Price Paid for Oris’ Intangible Assets
Cash paid	$1,000,000
Earn out obligation	302,000
Operating expenses paid to seller	250,000
Employee severance payments	72,520
Direct acquisition costs	129,435
Total Purchase Price	1,753,955
less: net tangible assets	(29,000)
$1,724,955
Allocation of Purchase Price for Oris’ Intangible Assets
License agreement—LabTracker—exclusive rights (40 month life)	$1,242,834
Clinic List (15 year life—from date of purchase)	196,000
Computer software (3 year life)	86,121
Non compete (40 month life)	200,000
$1,724,955

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

Oris Medical Systems Inc. v. Allion Healthcare, Inc., et al., Superior Court of California, San Diego County, Action No. GIC 870818. Oris Medical Systems ("OMS") filed a complaint against Allion Healthcare, Inc. ("Allion"), Oris Health, Inc.("Oris Health") and Mom's Pharmacy, Inc. ("Mom's") on August 14, 2006, purporting to allege claims for breach of contract, breach of the implied covenant of good faith and fair dealing, specific performance, accounting, fraud, negligent misrepresentation, rescission, conversion and declaratory relief, allegedly arising out of a May 19, 2005 asset purchase agreement between Oris Health and Mom's on the one hand, and OMS on the other hand. Allion, Oris Health, and Mom's will vigorously defend against the claims and are considering any appropriate cross-claims against OMS, its majority shareholder Pat Iantorno, and/or any other appropriate third parties.

We are involved from time to time in legal actions arising in the ordinary course of our business. Other than as set forth above, we currently have no pending or threatened litigation that we believe will result in an outcome that would materially adversely affect our business. Nevertheless, there can be no assurance that future litigation, to which the Company may become a party, will not have a material adverse effect on our business.

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

Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its employee stock-based compensation. Under APB No. 25, compensation expense was recorded if, on the date of grant, the market price of the underlying stock exceeded its exercise price. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123” (“SFAS No. 148”), the Company had retained the accounting prescribed by APB No. 25 and presented the disclosure information prescribed by SFAS No. 123 and SFAS No. 148.

Had compensation expense for stock option grants issued been determined under the fair value method of SFAS No. 123, the Company’s net income (loss) and EPS for the three and nine-month periods ended September 30, 2005 would have been:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
		(RESTATED)
Net income (loss) available to common shareholders	$908,990	$(2,761,489)
Stock-based compensation cost	66,039	291,741
Pro-forma net income (loss) available to common shareholders	$842,951	$(3,053,230)

Reported basic EPS	0.07	(0.42)
Reported diluted EPS	0.06	(0.42)

Pro-forma basic EPS	0.07	(0.46)
Pro-forma diluted EPS	0.06	(0.46)

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the three and nine months ended September 30, 2006, the Company recorded non-cash compensation expense in the amount of $129,934 and $210,985, respectively, relating to stock options. The Company elected to utilize the modified-prospective application method, whereby compensation expense is recorded for all awards granted after January 1, 2006 and for the unvested portion of awards granted prior to this date. Accordingly, prior period amounts have not been restated.

On June 28, 2006 the Board of Director’s approved a comprehensive option grant to substantially all of the Company’s employees issuing a total of 455,000 options that vest annually in equal installments over a period of five years. The fair value for options was determined using the Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions:

Risk-free interest rate	5.23%
Dividend yield	0.00%
Volatility factor	44.81%
Weighted average expected life	6.5 years

The risk-free interest rate used in the Black-Scholes valuation model is based on the market yield currently available in U.S. Treasury securities with equivalent maturities. We have not declared or paid any dividends and do not currently expect to do so in the future. The expected term of options represents the period during which our stock-based awards are expected to be outstanding and was determined based on contractual terms of our stock-based awards and vesting schedules. Expected volatility is based on market prices of traded shares for comparable entities within our industry.

The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

A summary of stock option activity for the nine-months ended September 30, 2006 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,452,000	$3.21
Granted	455,000	8.11
Exercised	(420,417)	2.97
Forfeited or expired	(49,583)	6.19
Outstanding at September 30, 2006	1,437,000	$4.73	6.3	$1,754,375
Exercisable at September 30, 2006	801,278	$2.47	4.3	$1,754,375

The total intrinsic value of options exercised during the three and nine-months ended September 30, 2006 was $1,110 and $4,128,621 respectively.

A summary of the status of the Company’s non-vested shares for the nine months ended September 30, 2006 is as follows:

Non-vested Shares	Shares	Weighted Avg. Grant Date Fair Value
Non vested at January 1, 2006	341,805	$1.64
Granted	455,000	4.29
Vested	(111,500)	2.39
Forfeited	(49,583)	1.62
Non vested at September 30, 2006	635,722	$3.51

As of September 30, 2006, there was $1,738,092 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of shares vested during the three and nine-months ended September 30, 2006 was $129,934 and $210,985, respectively, which was recorded as part of selling, general and administrative expenses.

NOTE 10 CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company provides prescription medications to its customers in the United States through its ten distribution centers. Credit losses relating to customers historically have been minimal and within management’s expectations.

At December 31, 2005 and September 30, 2006, the Company maintained the majority of its cash and short term investments with two financial institutions. Such cash balances, at times, may exceed FDIC limits. The Company has not experienced any losses in such accounts.

For the nine month periods ended September 30, 2006 and 2005, federal and state third-party reimbursement programs represented approximately 86% and 87% of total sales, respectively. Federal and state third-party reimbursement programs represented approximately 86% and 87% of total sales for the three month periods ended September 30, 2006 and 2005, respectively. At September 30, 2006 and December 31, 2005, the Company had an aggregate outstanding receivable from federal and state agencies of approximately $16,750,982 and $11,736,073, respectively.

NOTE 11 MAJOR SUPPLIERS

During the nine months ended September 30, 2006 and 2005, the Company purchased approximately $94,801,000 and $68,787,000, respectively, from one major supplier. During the three months ended September 30, 2006 and 2005, the Company purchased approximately $34,727,000 and $26,841,000, respectively, from one major supplier. Amounts due to this supplier at September 30, 2006 and December 31, 2005 were approximately $13,782,000 and $12,358,000, respectively.

In September 2003, the Company signed a five-year agreement with a drug wholesaler that requires certain minimum purchases. If the Company does not meet the minimum purchase commitments as set forth in the agreement, the Company will be charged a prorated amount of 0.20% of the balance remaining on the term of the Agreement. The agreement also provides that the Company’s minimum purchases during the term of the agreement will be no less than $400,000,000. The Company has purchased approximately $262,970,000 from this drug wholesaler since the beginning of the term of this agreement and believes it will be able to meet its minimum purchase obligations under this agreement.

NOTE 12 SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Interest paid on credit facilities, notes and capital leases for the nine months ended September 30, 2006 and 2005 was $49,083 and $532,479, respectively. During 2005, the Company completed two acquisitions of assets by paying part of the consideration paid in notes payable. For the nine months ended September 30, 2005, the balance of the notes was $1,375,000. The Company incurred an obligation of $666,667 to acquire the assets of St. Jude, which was subsequently paid on October 14, 2006.

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

NOTE 14 RECENT ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management is in the process of evaluating the effects of this guidance which is effective for fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not yet evaluated the impact of implementation on our consolidated financial statements.

NOTE 15 SUBSEQUENT EVENTS

On October 4, 2006, the Company entered into an employment agreement, effective as of October 1, 2006, with each of Michael P. Moran, the Chief Executive Officer and President, and James G. Spencer, the Chief Financial Officer (collectively, the “Employment Agreements,” and each of Messrs. Moran and Spencer, the “Executive”). Mr. Moran’s and Mr. Spencer’s annual base salaries under their Employment Agreements are $350,000 and $290,000, respectively, subject to increases from time to time in the sole discretion of the compensation committee. In addition, the Employment Agreements provide that the Executive may be awarded performance bonuses on an annual basis, commencing with a bonus that may be awarded for the 2006 fiscal year, as determined by the board of directors or compensation committee; provided, that the bonus for any year cannot exceed 40% of the Executive’s base salary for that year. The Executive is also entitled to participate in any employee benefit plans which the Company may from time to time have in effect for all or most of its senior employees. The Company will also provide each Executive with an automobile allowance of $800 per month.

In addition, for a minimum of two years following the date of his Employment Agreement, the Company agreed to reimburse Mr. Spencer for travel and living expenses incurred by him in traveling from his residence in Maryland to Melville, New York or any other location where the Company offices are moved. The Company also agreed that if at any time reimbursement for such expenses is characterized by the Internal Revenue Service as compensation to Mr. Spencer, the Company will pay him an additional amount equal to the tax paid by Mr. Spencer on such compensation so that the amount retained by Mr. Spencer after payment of taxes on such amount equals the tax imposed on the reimbursement of payments. Furthermore, if Mr. Spencer relocates his residence at any time, he will be reimbursed for relocation expenses.

The Employment Agreements provide for an initial term of one year and automatically renew for successive one-year periods unless notice of non-renewal is provided in writing by either party at least ninety (90) days before the end of the then-current term. The Employment Agreements may also be earlier terminated by the Company with or without Cause (as defined in the Employment Agreements), by the Executive with or without Good Reason (as defined in the Employment Agreements and including a Change in Control), or upon the Executive’s death or disability as further described in the Employment Agreements. Upon a termination by the Company for Cause, by the Executive without Good Reason or upon a notice of non-renewal by the Executive, the Executive is entitled to received accrued but unpaid salary through the termination date, cash in lieu of any accrued but unused vacation through the termination date and any benefits accrued or payable to the Executive under the Company’s benefit plans (collectively the “Accrued Benefits”). Upon a termination by the Executive for Good Reason or by the Company without Cause, or upon a notice of non-renewal by the Company, the Executive is entitled to receive certain termination benefits in addition to Accrued Benefits, including continuation of his then-current salary through the expiration of the then-current term, a lump sum payment equal to each Executive’s initial base salary set forth above and, with respect to Mr. Spencer, accelerated vesting of all options if Mr. Spencer terminates his agreement upon a Change in Control.

Pursuant to the Employment Agreements, the Executives are subject to confidentiality provisions as well as certain non-compete and non-solicitation obligations during the term of employment with the Company and for a one-year period following termination of employment. Notwithstanding the foregoing, if the Employment Agreement is terminated by the Company without Cause, by the Executive for Good Reason or upon a notice of non-renewal by the Company with respect to Mr. Spencer, the Executive will no longer be bound by a restriction preventing him from directly or indirectly engaging, participating, assisting or investing in any competing business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

As discussed more fully in Note 2 to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report, we are restating our previously reported condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2005, the nine-month period ended September 30, 2005 and our fiscal year ended December 31, 2005. This Form 10-Q reflects the restatement of the nine-month period ended September 30, 2005.

This discussion and analysis (MD&A) should be read in conjunction with the restated financial statements and notes appearing elsewhere in this Report and our 2005 Form 10-K/A, as will be amended to reflect the restatement of our financial statements for our fiscal year ended December 31, 2005 noted above.

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

•
Changes in reimbursement policies and possible other potential reductions in reimbursements by other state agencies and our ability to qualify for preferred reimbursement programs in California and New York;

•
Changes in Average Wholesale Price, or AWP, for the prescriptions we fill, which could reduce reimbursement for the drugs we dispense and negatively affect our financial results, including the impact of a proposed settlement in a class action case involving First DataBank, an AWP reporting service;

•	Our ability to market our customized packaging system and the acceptance of such system by healthcare providers and patients;

•	Our ability to adapt our operational, financial and management controls, reporting systems and procedures to the demands of a larger business, including the demands of integrating our acquisitions;

•	Our ability to manage our growth with a limited management team;

•	The availability of appropriate acquisition candidates and/or our ability to successfully complete and integrate acquisitions;

•	The effect of the restatement of our previously issued financial statements; and

•	Our unresolved comments with the SEC, and the ongoing informal SEC inquiry.

These and other risks and uncertainties are discussed in detail in our 2005 Annual Report on Form 10-K/A and in Part II Item 1A. Risk Factors of this Quarterly Report, and should be reviewed carefully. All forward-looking statements included or incorporated by reference in this Quarterly Report on Form 10-Q are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

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

We operate our business as a single segment configured to serve key geographic areas most efficiently. As of September 30, 2006, we operated ten distribution centers that are located strategically in California (6 separate locations), New York (2 separate locations), Florida and Washington to serve major metropolitan areas in which high concentrations of HIV/AIDS patients reside. In discussing our results of operations, we address changes in the net sales contributed by each of these distribution centers because we believe this provides a meaningful indication of the historical performance of our business.

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

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the MMA, was signed into law. This legislation made significant structural changes to the Federal Medicare program, including providing for a Medicare prescription drug benefit. Under the MMA, Medicare Part D prescription drug plans, or PDPs, were selected by the Centers for Medicare & Medicaid Services, or CMS, through a competitive bidding process so that beneficiaries would have a choice between at least two plans in the area in which they live. CMS announced the results of its bidding process and the selected PDPs through a press release on September 23, 2005.

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

In connection with the implementation of the MMA, all dual eligibles had the opportunity to enroll in a PDP that administers the Medicare drug benefit and pays providers like us for providing drugs under the program. Dual eligibles that did not voluntarily pick a PDP plan were enrolled automatically in a plan. This change in payor requires us to seek payment for our dual eligible patients from their PDP instead of the government. We have contracts in place with multiple PDPs in each of the markets we serve. However, we may not have a negotiated agreement with all of the PDPs in which our patients are enrolled. As a result, we may lose patients who are enrolled in a PDP with whom we do not have a contract . In addition, if patients move to a PDP with whom we do not have an agreement, we may not be able to provide services to them in the future. In some cases, we have to accept a lower reimbursement rate from the PDPs than we previously received under Medicaid. Some PDPs do not cover all the drugs and services we previously provided to our dual eligible patients. A combination of a lower reimbursement rate and different coverage has negatively impacted our earnings and resulted in lower net sales and a lower gross profit to us for the dual eligible patients we serve.

The key components of our financial results are our net sales, gross profit and operating expenses.

Net Sales. We sell HIV/AIDS prescriptions, ancillary medications, and nutritional supplies. As of September 30, 2006, approximately 86% of our net sales came from payments from Medicaid, Medicare (including Medicare Part D) and ADAP. These are all highly regulated government programs that are subject to frequent changes and cost containment measures. We continually monitor changes in reimbursement for HIV/AIDS medications.

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

While we believe that we now have a sufficient revenue base to continue to operate profitably given our anticipated operating and other expenses, our business remains subject to uncertainties and potential changes, as discussed below that could result in losses. In particular, changes to reimbursement rates (including Part D), unexpected increases in operating expenses, difficulty integrating acquisitions or declines in the number of patients we serve or the number of prescriptions we fill could adversely affect our future results. See also the discussion regarding AWP under “Recent Developments” below.

Operating Expenses. Our operating expenses are made up of both variable and fixed costs. Variable costs increase as net sales increase. Our principal variable costs are labor and delivery. Fixed costs do not vary directly with changes in net sales. Our principal fixed costs are facilities, equipment and insurance.

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

Revenue Recognition. Net sales refer to our sales of medications and nutritional supplements to patients and are reported net of contractual allowances to patients, government and private payors and others in the period when delivery to our patients is completed. Any customer can initiate the filling of prescriptions by having a doctor call in prescriptions to our pharmacists, faxing over a prescription, or mailing prescriptions to one of our facilities. Once we have verified that the prescriptions are valid and have received authorization from a customer’s insurance company or state insurance program, the pharmacist then fills the prescriptions and ships the medications to the customers through our outside delivery service, an express courier service, postal mail, or the patient picks up the prescription at the pharmacy. We served 15,086 patients in the month of September 2006. In our Form 10-Q for the period ended June 30, 2006, we inadvertently misstated the number of patients served in June 2006 as 16,556 due to a reporting error in the software system used by Whittier at the time of acquisition. The correct number of patients served during the month of June 2006 was 15,187. This correction does not affect our previously reported financial results for the second quarter of 2006. Whittier has since been converted to the same pharmacy platform as our other locations. The decline in patients served from June 2006 to September 2006 is due to the number of business days in the month which were 22 and 20, respectively. In October 2006, we served approximately 15,527 patients.

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

In New York, reimbursement rates for pharmacy services provided under Medicaid were reduced in September 2004. Under the reduced reimbursement rate, prescriptions were reimbursed at the AWP less 12.75% plus a dispensing fee of $3.50 for brand name drugs and AWP less 16.5% plus a dispensing fee of $4.50 for generic drugs.   Despite this reduction, approved specialized HIV pharmacies were reimbursed at  a more favorable pre-reduction reimbursement rate of AWP less 12% plus a dispensing fee of $3.50 for brand name drugs and $4.50 for generic drugs. Reimbursement rates for pharmacy services provided under Medicaid were reduced further effective July 2006.  Under the new reimbursement rate, prescriptions are reimbursed at the AWP less 13.25% plus a dispensing fee of $3.50 for brand name drugs and AWP less 20% plus a dispensing fee of $4.50 for generic drugs. Approved specialized HIV pharmacies will continue to be reimbursed at AWP less 12% plus the same dispensing fees. The legislation authorizing the more favorable reimbursement rate is effective until further legislation changes it.  We have been notified by the Department of Health in New York that we qualify for the specialized HIV pharmacy reimbursement and we have recognized the expected revenues.  The first payment under this reimbursement program was received in April 2006.  Our continuing qualification for specialized HIV pharmacy reimbursement is dependent upon our recertification by the Department of Health in New York as an approved specialized HIV pharmacy. At this time, we have submitted all required paperwork to the state for recertification and are awaiting notification that we continue to qualify as a specialized HIV pharmacy. We were previously certified through September 2006.

We began recognizing revenue related to premium reimbursement in June 2005 and September 2005 following notification by the states of New York and California, respectively that certain of our pharmacies had qualified to participate in these programs. Both states provided for retroactive payment of prescriptions dating back to September 2004. No revenues were recorded for premium reimbursement prior to our receipt of notification from the appropriate governing state agency that we had qualified to participate in these premium reimbursement programs. Thus, for our three licensed pharmacies that qualified to participate in one of these programs, we reviewed our internal records and estimated the expected premium reimbursement for the then-current period and retroactive payments to be received for prior periods. These estimated retroactive premium reimbursement amounts were then recorded as revenue. Because these are estimates, the actual amounts for retroactive premium reimbursement may differ and an adjustment may be required when payments are received.

Premium reimbursement for eligible prescriptions dispensed in the current period are recorded as a component of net sales in the period in which the patient receives the medication. Prescriptions are filled as described above, once we have verified that the prescriptions are valid and have received authorization from a customer’s state insurance program. We have begun to receive regular payments for premium reimbursement which are paid in conjunction with the regular reimbursement amounts due through the normal payment cycle for the California pilot program and have received annual payment under the New York program beginning in April 2006.

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

Intangible Asset Impairment. In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If we determine that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, a historic or anticipated decline in net sales or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset, and a material decrease in the fair value of some or all of the assets. Changes in strategy and/or market conditions could significantly impact these assumptions, and thus we may be required to record impairment charges for these assets. In our intangible asset impairment analysis, we follow Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

Goodwill and Other Intangible Assets. In accordance with SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets associated with acquisitions that are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Such impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present value technique, such as estimates of future cash flows.

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

If we determine through the impairment review process that goodwill has been impaired, we record an impairment charge in our consolidated statement of income. Based on our impairment review process, we have not recorded any impairment during the period ended September 30, 2006.

Recent Accounting Pronouncements

On July 13, 2006, FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management is in the process of evaluating the effects of this guidance which is effective for fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not yet evaluated the impact of implementation on our consolidated financial statements.

RECENT DEVELOPMENTS

Government payors, including ADAP, Medicaid and Medicare Part D programs, which account for most of our net sales, pay us directly or indirectly for the medications we provide at average wholesale price, or AWP, or at a percentage of AWP. Private payors with whom we may contract also reimburse us for medications at AWP or at a percentage of AWP.   Federal and state government attention has focused on the validity of using AWP as the basis for Medicaid and Medicare Part D payments for HIV/AIDS medications, and most state Medicaid programs now pay substantially less than AWP for the prescription drugs we dispense.

Drug pricing and the validity of AWP continues to be a focus of litigation and governmental investigations.  The case of New England Carpenters Health Benefits Fund, et al. v. First DataBank, et al., Civil Action No. 1:05-CV-11148-PBS (D. Mass.), is a civil class action brought against the most widely used reporter and publisher of the AWP, First DataBank ("FDB").  As part of a recently announced proposed settlement in the case, FDB has agreed to reduce the reported AWP of over 8,000 specific pharmaceutical products by four percent (4%).  At this time, the final resolution of the case is still unknown, and any settlement terms must be approved and ordered by the court. We cannot predict the outcome of this case or, if the settlement is approved, the precise timing of any of the proposed AWP reductions. The proposed settlement, if approved, is likely to reduce the price paid to us for medications we dispense, and this would have a material adverse effect on our results of operations. We cannot be certain that any attempts by us to mitigate those effects would be successful.

The proposed settlement in this case may also result in the elimination of AWP as a pricing benchmark altogether, and our reimbursement from government and private payors may be based on less favorable pricing benchmarks in the future.
Whatever the outcome of the FDB case, we believe that government and private payors will continue to evaluate pricing benchmarks other than AWP as the basis for prescription drug reimbursements.  We are unable to evaluate the overall financial impact that the transition to any such alternative benchmark may have on our company.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

The following table sets forth the net sales and operating data for each of our distribution regions for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006			2005
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months
California (1)(2)(3)(4)	$101,184,619	434,760	91,522	$49,888,113	239,601	52,825
New York (5)(6)	$46,141,102	174,771	26,486	$31,918,058	121,054	17,141
Florida	$1,470,183	7,994	1,095	$1,593,657	9,847	1,164
Seattle (1)	$2,810,058	15,218	2,706	$1,861,612	11,549	1,986
Total	$151,605,962	632,743	121,809	$85,261,440	382,051	73,116

(1)	California & Seattle operations for the nine months ended September 30, 2005 include seven months of contribution from SPI.

(2)
California operations for the nine months ended September 30, 2006 included nine months contribution from SPI, PMW and Priority. Additionally, it included five and one half months contribution from H&H and five months contribution from Whittier.

(3)
California operations for the nine months ended September 30, 2006 include $858,457 of retroactive premium reimbursement for prior periods in 2005 and 2004. For the nine months ended September 30, 2005, operations includes $158,547 of retroactive premium reimbursement for prior periods in 2004.

(4)
For the six month period ended June 30, 2006, we reported patient months for California operations of 60,668. We identified an error in the reporting system used by Whittier and the corrected number of patient months for the California operations for the six month period ended June 30, 2006 is 58,037. This correction does not affect our previously reported financial results for the six months ended June 30, 2006. Whittier was subsequently converted to our pharmacy platform in September 2006.

(5)	New York operations for the nine months ended September 30, 2006 include six and one half months of contribution from Maiman and two and one half months contribution from St. Jude.

(6)
New York operations for the nine months ended September 30, 2006 include $58,105 of retroactive premium reimbursement for prior periods in 2005. For the nine months ended September 30, 2005, operations include $99,183 of retroactive premium reimbursement for prior periods in 2004.

The prescription and patient month data has been presented to provide additional data about operations. A prescription typically represents a 30-day supply of medication for an individual patient. “Patient months” represents a count of the number of months during a period that a patient received at least one prescription. If an individual patient received multiple medications during each month of a nine month period, a count of nine would be included in patient months irrespective of the number of medications filled in each month.

NET SALES

Net sales for the nine months ended September 30, 2006 increased to $151,605,962 from $85,261,440 for the nine months ended September 30, 2005, an increase of 77.8%. The increase in net sales for the nine months ended September 30, 2006 as compared to the same period in 2005 is primarily attributable to the Company’s acquisitions. During the nine months ended September 30, 2006, we owned SPI, PMW, and Priority for nine months. We owned Maiman for six and one half months, H&H for five and one half months, and Whittier for five months. Increases in net sales for the nine months ended September 30, 2006 were partially offset by the implementation of MMA, which resulted in lower reimbursement rates for our dual eligible patients.

In 2004 revenue was reduced by reductions in reimbursement rates in California and New York for the last four months of the year. However, in 2005, we qualified for a pilot program in California and for additional reimbursement in New York under specialized reimbursement for HIV pharmacies. Both states’ programs also provided for retroactive payment of prescriptions dating back to September 2004. In the second and third quarters of 2005, we began recognizing revenue relating to premium reimbursement in New York and California, respectively, under each state’s program for qualified pharmacies. These revenues are estimated at the time service is provided and accrued to the extent that payment has not been received. For the nine month periods ended September 30, 2006 and September 30, 2005, we recorded $916,562 and $257,730 of retroactive premium reimbursement related to prior periods in 2005 and 2004, respectively.

As of September 30, 2006, we had an outstanding balance of $932,731 of accrued revenue relating to premium reimbursement in New York and California including retroactive payments for prior periods. Based on discussions with each state agency, we believe we will receive payment for these accrued revenues.

GROSS PROFIT

Gross profit was $22,338,455 and $13,589,674 for the nine months ended September 30, 2006 and 2005, respectively, and represents 14.7% and 15.9% of net sales, respectively. Excluding the $916,562 related to the retroactive premium reimbursement (in net sales) from prior periods, the adjusted gross margin for the nine months ended September 30, 2006 would have been 14.2%. Similarly, the adjusted gross margin for the period ended September 30, 2005 is 15.7% (excluding the $257,730 related to the retroactive premium reimbursement from prior periods). Our adjusted gross margin for the nine months ended September 30, 2006 decreased 1.4% as compared with the gross margin for the nine months ended September 30, 2005 primarily due to lower reimbursement on patients that moved from state Medicaid programs to Medicare Part D and the increased focus on lower margin HIV business as the higher margin NAHH business becomes a smaller portion of the overall business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $19,639,477 and $12,596,577 for the nine months ended September 30, 2006 and 2005, respectively, and represented 13.0% and 14.8% of net sales, respectively. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily due to operating efficiencies related to labor and other resources as prescription volumes increase. The increase in selling, general and administrative expenses of $7,042,900 for the nine months ended September 30, 2006 as compared to the same period in 2005 was primarily due to the acquisitions of SPI, PMW, Priority, Maiman, H&H, Whittier and St. Jude. These acquisitions represented approximately $4.8 million of the increase. In addition to the increases in expenses related to the acquisitions, the following increases were associated with our historical businesses:
Components of Selling, General and Administrative Expense	Change ($)
Labor Expense	653,468
Sarbanes Oxley Compliance Expense	230,265
Non-Cash Stock Compensation Expense	210,985
Vacation Accrual for Employee Vacation Carryover *	116,000
Rent & Facilities	73,550

* We recognized approximately $116,000 of non-recurring compensation relating to vacation accruals for employees that were allowed to carry over vacation as part of the standardization of benefits across locations.

Included in selling, general & administrative expenses for the nine month period ended September 30, 2006 was $388,813 of legal, accounting and printing expenses relating to the informal SEC inquiry and the restatement of financial statements for three and six month periods ended June 30, 2005 and the three and nine month periods ended September 30, 2005. The financial statements were restated to correct the omission of a non-cash interest expense relating to warrants to purchase 100,000 shares of our common stock that were issued to John Pappajohn, one of our outside directors, in April 2005 in connection with the extension of a guarantee on our West Bank credit facility, and warrants to purchase 40,000 shares of our common stock that were issued to Crestview Capital Master, LLC in May 2005 in connection with the issuance of subordinated notes. The total non-cash interest expense for both issuances of warrants was approximately $966,000.

Included in selling, general & administrative expenses for the nine month period ended September 30, 2005 was $150,000 of compensation expense to one of the former owners of the San Francisco pharmacy acquired in the first quarter of 2005. We accrued an additional $150,000 per quarter for a one-year period through March 2006, as long as this former owner remained employed with Allion. In March 2006, we paid this former owner the contingent compensation of $600,000 for fulfilling the employment obligation.

Included in selling, general & administrative expenses for the nine month period ended September 30, 2006 is $407,949 of bad debt expense compared to $55,000 for the same period in 2005. The year over year increase for the nine months ended September 30, 2006 is primarily due to the increased receivables relating to acquisitions and NAHH that the company does not expect to collect.

OPERATING INCOME

Operating income was $2,698,978 and $993,097 for the nine months ended September 30, 2006 and 2005, respectively and represents 1.8% and 1.2% of net sales, respectively. The increase in operating income is attributable to an increase in gross profit of $8,748,781 million and a decrease in selling, general and administrative expenses as a percent of net sales of 1.8%.

OTHER INCOME (EXPENSE)

Interest income was $946,378 and interest expense was $1,265,419 for the nine months ended September 30, 2006 and 2005, respectively. The decrease in interest expense is primarily attributable to our repayment of short term loans under our revolving credit facility during the second quarter of 2005 with proceeds from the IPO and the non-recurrence in 2006 of $966,000 of non-cash expense recorded in June 2005 related to the fair value of warrants issued in connection with the private placement of subordinated notes and to a director in exchange for the guarantee of a credit facility. Interest income for the nine months ended September 30, 2006 is due primarily to our investment in short-term securities and other investment of cash.

Other income was $102 and other expense was $1,133,215 for the nine months ended September 30, 2006 and 2005, respectively. The other expense recorded in the nine months ended September 30, 2005 related to the fair value adjustment of redeemable warrants that became non-redeemable upon the completion of our IPO. The fair value adjustment resulted in an additional charge to other expense of $1,133,215 from what had previously been recorded.

PROVISION FOR TAXES

We recorded a provision for taxes in the amount of $835,680 for the nine months ended September 30, 2006. The provision relates primarily to state income tax and federal alternative minimum tax that would have been payable before income tax deductions relating to stock based compensation which created a taxable loss and to deferred taxes which related to tax-deductible goodwill. The benefit of the stock based compensation deduction was credited to additional paid in capital as the grant of these options was originally booked through additional paid in capital. We did not record any provision for income taxes for the nine months ended September 30, 2005.

NET INCOME (LOSS)

For the nine months ended September 30, 2006, we recorded net income of $2,809,778 as compared to a net loss of $2,761,489 for the comparable period in the prior year. The increase in net income is primarily attributable to revenue growth, increased gross profit and interest income as opposed to interest expense.

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

The following table sets forth the net sales and operating data for each of our distribution regions for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006			2005
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months
California (1)(2)(3)	$37,943,846	162,147	33,485	$21,620,159	99,616	20,714
New York (4)(5)	18,843,123	71,633	10,940	10,979,492	39,762	5,657
Florida	574,174	2,861	409	459,463	2,756	333
Seattle	987,937	5,076	910	867,478	4,890	850
Total	$58,349,080	241,717	45,744	$33,926,592	147,024	27,554

(1)
California operations for the three months ended September 30, 2006 include three months contribution from PMW, Priority, H&H and Whittier. For the three months ended September 30, 2005, operations include one and one half months of contribution from PMW.

(2)	California operations for the three months ended September 30, 2005 include $683,353 of retroactive premium reimbursement related to prior periods in 2005 and 2004.

(3)
For the three month period ended June 30, 2006, we reported patient months for California operations of 34,938. We identified an error in the reporting system used by Whittier and the corrected number of patient months for the California operations for the three month period ended June 30, 2006 is 32,307. This correction does not affect our previously reported financial results for the three months ended June 30, 2006. Whittier was subsequently converted to our pharmacy platform in September 2006.

(4)	New York operations for the three months ended September 30, 2006 include three months contribution from Maiman and two and one half months contribution from St. Jude.

(5)
New York operations for the three months ended September 30, 2006 include $70,613 of retroactive premium reimbursement related to prior periods in 2006 and 2005. For the three months ended September 30, 2005, operations include $114,152 of retroactive premium reimbursement related to prior periods in 2005 and 2004.

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

NET SALES

Net sales for the three months ended September 30, 2006 increased to $58,349,080 from $33,926,592 for the three months ended September 30, 2005, an increase of 72.0%. The increase in net sales for the three months ended September 30, 2006 as compared to the same period in 2005 is primarily attributable to the Company’s acquisitions. During the three months ended September 30, 2006, we owned PMW, Priority, Maiman, H&H and Whittier for three months. We owned St. Jude for one and one half months. Increases in net sales for the three months ended September 30, 2006 were partially offset by the implementation of MMA, which resulted in lower reimbursement rates for our dual eligible patients.

Net sales for the three months ended September 30, 2006 includes $70,613 of premium reimbursement recorded for prior periods in 2006 & 2005. Net sales for the three months ended September 30, 2005 includes $797,505 of premium reimbursement recorded for prior periods in 2005 and 2004.

GROSS PROFIT

Gross profit was $8,377,696 and $5,817,857 for the three months ended September 30, 2006 and 2005, respectively, and represents 14.4% and 17.1% of net sales, respectively. Excluding the $70,613 related to the retroactive premium reimbursement (in net sales) from prior periods, the adjusted gross margin for the nine months ended September 30, 2006 would have been 14.3%. Similarly, the adjusted gross margin for the period ended September 30, 2005 is 15.2% (excluding the $797,505 related to the retroactive premium reimbursement from prior periods). Our adjusted gross margin for the three months ended September 30, 2006 decreased 0.9% as compared with the gross margin for the three months ended September 30, 2005 primarily due to lower reimbursement on patients that moved from state Medicaid programs to Medicare Part D and the increased focus on lower margin HIV business as the higher margin NAHH business becomes a smaller portion of the overall business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $7,085,838 and $5,160,666 for the three months ended September 30, 2006 and 2005, respectively, and represented 12.1% and 15.2% of net sales, respectively. The increase in selling, general and administrative expenses of $1,925,172 for the three months ended September 30, 2006 as compared to the same period in 2005 was primarily due to the acquisitions of PMW, Priority, Maiman, H&H, Whittier and St. Jude. These acquisitions represented approximately $1.9 million of the increase. In addition to the increases in expenses related to the acquisitions, the following increases were associated with our historical businesses:

Components of Selling, General and Administrative Expense	Change ($)
Non-Cash Stock Compensation Expense	129,934

Included in selling, general & administrative expenses for the three month period ended September 30, 2006 was $100,000 of legal expenses relating to the informal SEC inquiry regarding the restatement of financial statements for three and six month periods ended June 30, 2005 and the three and nine month periods ended September 30, 2005. The financial statements were restated to correct the omission of a non-cash interest expense relating to warrants to purchase 100,000 shares of our common stock that were issued to John Pappajohn, one of our outside directors, in April 2005 in connection with the extension of a guarantee on our West Bank credit facility, and warrants to purchase 40,000 shares of our common stock that were issued to Crestview Capital Master, LLC in May 2005 in connection with the issuance of subordinated notes. The total non-cash interest expense for both issuances of warrants was approximately $966,000.

Included in selling, general & administrative expenses for the three month period ended September 30, 2006 was $265,448 of bad debt expense compared to $30,000 for the same period in 2005. This expense was recorded to provide for uncollectible receivables primarily relating to NAHH receivables that we do not expect to collect.

OPERATING INCOME

Operating income was $1,291,858 and $657,191 for the three months ended September 30, 2006 and 2005, respectively and represents 2.2% and 1.9% of net sales, respectively. The increase in operating income is attributable to an increase in gross profit of $2,559,839 and a decrease in selling, general and administrative expenses as a percent of net sales of 3.1%.

OTHER INCOME (EXPENSE)

Interest income was $168,560 and $259,154 for the three months ended September 30, 2006 and 2005, respectively. The decrease in interest income is attributable to our increased use of cash to finance acquisitions during 2006 rather than investing those cash amounts. Interest income is due primarily to our investment in short-term securities and other investment of cash.

PROVISION FOR TAXES

We recorded a provision for taxes in the amount of $445,419 for the three months ended September 30, 2006. The provision relates primarily to state income tax and federal alternative minimum tax that would have been payable before income tax deductions relating to stock based compensation which created a taxable loss and deferred taxes which related to tax-deductible goodwill. The benefit of the stock based compensation deduction was credited to additional paid in capital as the grant of these options was originally booked through additional paid in capital. We did not record any provision for income taxes for the three months ended September 30, 2005.

NET INCOME (LOSS)

For the three months ended September 30, 2006, we recorded net income of $1,014,999 as compared to a net income of $908,990 for the comparable period in the prior year. The increase in net income is primarily attributable to revenue growth, gross profit, and a decrease in operating expenses as a percentage of net sales.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had approximately $23,227,888 in cash and short term investments.

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

On January 25, 2006, we completed the sale of 5,101,922 common shares in a secondary offering at the price of $12.83 per share, less an underwriting discount, for total net proceeds of $61,857,488. There were 2,465,468 shares sold by us (including 665,468 shares through the over-allotment exercised by the underwriters after the offering) and 2,636,454 shares sold by certain selling stockholders. We received total proceeds, net of expenses of $28,852,195 from the sale of our shares and did not receive any proceeds from the sale of shares by the selling stockholders. In addition, for the period ended September 30, 2006, we received gross proceeds of $2,150,395 from exercise of options, $1,777,413 of which was from the exercise price of options and warrants to purchase 574,000 shares of our common stock that were sold as part of the secondary offering.

Since the completion of the initial and secondary public offerings, until September 30, 2006, we have completed six specialty pharmacy acquisitions, which have used approximately $54.1 million of our IPO and secondary offering proceeds.

Accounts receivable increased $5.1 million in the nine months ended September 30, 2006 from December 31, 2005. This increase is primarily due to revenue growth in the business, both from historical operations and from acquisitions. Revenue growth from the acquisitions of Priority, Maiman, H&H, Whittier and St. Jude resulted in $6.0 million of the increase in outstanding receivables during the period.

On April 21, 2006, we allowed our credit facility agreement with GE HFS Holdings, Inc. f/k/a Heller Healthcare Finance (‘GE”) to expire; however, we are continuing to accrue for the management fee to maintain the credit line open.  The GE credit facility provided the ability for us to borrow up to a maximum of $6,000,000, based on our accounts receivable.

Operating Requirements

Our primary liquidity need is cash to purchase the medications that we require to fill prescriptions. Our largest vendor, AmerisourceBergen, requires payment within 31 days of delivery of the medications to us. We are reimbursed by third-party payors, on average, within 30 days after a prescription is filled and a claim is submitted in the appropriate format.

Our operations provided $4,053,424 of cash over the nine month period ended September 30, 2006, while our operations used $1,037,570 of cash during the same period in 2005. The change was primarily a result of an increase in net income to $2,809,778 for the nine months ended September 30, 2006 from a loss of $1,423,442 for the same period in 2005.

We have a five-year purchase agreement with AmerisourceBergen which we entered into in September 2003, which requires certain minimum purchases. It provides payment terms up to 31 days. If we do not meet the aggregate minimum purchase commitment of $400,000,000 under our agreement with AmerisourceBergen by the end of the five-year term, we may be charged 0.2% of the un-purchased volume commitment. We have purchased approximately $262,969,544 under this agreement and we believe we will be able to meet our minimum purchase obligations under this agreement. Pursuant to the terms of this agreement, AmerisourceBergen has a subordinated security interest in all of our assets.

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

CONTRACTUAL OBLIGATIONS

At September 30, 2006, our contractual cash obligations and commitments over the next five years were as follows:

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt Obligation (1)	$695,642	$695,642	$—	$—	$—
Capital Lease Obligations (1)	112,602	54,369	58,233	—	—
Operating Leases	1,766,937	632,017	890,385	244,535	—
Purchase Commitments (2)	137,030,456	42,530,456	94,500,000	—	—
Total	$139,605,637	$43,912,484	$95,448,618	$244,535	$—

(1)	Interest payments on these amounts will be approximately $31,247 over the next three years.

(2)
If we fail to satisfy the minimum purchase obligation under our purchase agreement with AmerisourceBergen, we would be required to pay an amount equal to 0.2% of the un-purchased commitments at the end of the five-year term of the contract.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity. We have limited exposure to financial market risks, including changes in interest rates. At September 30, 2006, we had cash and cash equivalents of approximately $17.5 million and short-term investments of approximately $5.7 million. Cash and cash equivalents consisted of demand deposits, money market accounts, and government obligations. Short term investments consist of auction rate securities with maturities of one year or less. These investments are classified as available for sale and are considered short term, because we expect to sell them within 12 months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates continue to rise, the value of short-term investments would decrease. We may sell these investments prior to maturity, and therefore, we may not realize the full value of these investments. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest only in short-term, investment grade, interest-bearing instruments and thus do not expect future interest rate risk to be significant. The interest rates on outstanding notes payable are not subject to change with changes in market interest rates. We have not hedged against our interest rate risk exposure for our cash, investments or the notes payable. As a result, our interest income will increase from increasing interest rates and our interest income will decrease from declining rates.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As previously disclosed in our annual report for the period ended December 31, 2005, we identified a material weakness relating to the valuation of warrants that were issued in the period ended June 30, 2005. As a result, we subsequently restated our second and third quarter 2005 financial statements as set forth in amendments to our quarterly reports for those periods on Form 10-Q/A. We have worked with our independent auditor and external SOX 404 consultant to review valuation techniques for options and warrants. As a result, we instituted checklists and processes during the first quarter of 2006 that we believe will strengthen our ability to identify and value option and warrant grants. As a result of the restatement, we have adjusted our valuation models and techniques and will continue to use these techniques for future option or warrant grants. There were no warrants issued in the three months ended September 30, 2006. In June 2006, the Board of Directors approved a comprehensive option grant to substantially all of our employees issuing a total of 455,000 options that vest annually in equal installments over a period of five years. As part of this grant, we tested the procedures, systems and checklists implemented to rectify the material weakness found in the second quarter of 2005 around the valuation of options and warrants and determined that these controls as they relate to the valuation of options were effective as of June 30, 2006. No options were granted in the three months ended September 30, 2006.

During the quarter ended September 30, 2006, management identified a software error in the computer system used by Whittier prior to September 2006, which led to an overstatement in the count of unique patients served. As a result, the number of patients served in the quarter ended June 30, 2006 and number of patient months for the same period were overstated in our Form 10-Q for the second quarter of 2006. Therefore, we have provided updated numbers in this report based on an analysis of the system and prescription data. However, this error in the former computer system at Whittier did not affect the financial reporting aspects of the system or our previously reported financial results for the quarter ended June 30, 2006. In September 2006, we moved Whittier to the operating system used by the rest of the company.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2006.

Changes in Internal Control over Financial Reporting
We implemented the Great Plains accounting system as of January 1, 2006. Existing internal controls have been reevaluated in the context of this implementation and have been updated accordingly. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls
We believe that a control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Oris Medical Systems Inc. v. Allion Healthcare, Inc., et al., Superior Court of California, San Diego County, Action No. GIC 870818.  Oris Medical Systems ("OMS") filed a complaint against Allion Healthcare, Inc. ("Allion"), Oris Health, Inc.("Oris Health") and Mom's Pharmacy, Inc. ("Mom's") on August 14, 2006, purporting to allege claims for breach of contract, breach of the implied covenant of good faith and fair dealing, specific performance, accounting, fraud, negligent misrepresentation, rescission, conversion and declaratory relief, allegedly arising out of a May 19, 2005 asset purchase agreement between Oris Health and Mom's on the one hand, and OMS on the other hand. Allion, Oris Health, and Mom's will vigorously defend against the claims and we are considering any appropriate cross-claims against OMS, its majority shareholder Pat Iantorno, and/or any other appropriate third parties.

In addition to the matters noted above, we are involved from time to time in legal actions arising in the ordinary course of our business. Other than as set forth above, we currently have no pending or threatened litigation that we believe will result in an outcome that would materially affect our business. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business.

Item 1A.	RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in Part I - Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2005. The following information sets forth material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A.

We have decided to restate our financial statements for certain periods to record a fair value adjustment for warrants that were reclassified from a liability to equity and cannot predict the consequences the restatement will have on our financial results in the future.

During the third quarter of 2006, we received a comment letter from the Staff of the SEC’s Division of Corporation Finance relating to a routine review of our Form 10-K/A for the fiscal year ended December 31, 2005 and Form 10-Q for the quarter ended March 31, 2006. In the course of reviewing the Staff’s comments, we reviewed the accounting treatment for certain warrants considered derivatives under Emerging Issue Task Force No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Specifically, in February 2005, we issued warrants for 351,438 shares of common stock in connection with our acquisition of Specialty Pharmacies, Inc., half of which were redeemed as required under the terms of the warrants upon our IPO in June 2005 and the other half of which became non-redeemable as a result of our IPO. As a result of this review, on November 6, 2006, our board of directors, after discussion with management and our independent registered public accounting firm, BDO Seidman LLP, concluded that we should restate our financial statements for the three-month and six-month periods ended June 30, 2005, the nine-month period ended September 30, 2005 and the fiscal year ended December 31, 2005 to include a non-cash charge of approximately $1.5 million to other expense, and that the financial statements for such periods should no longer be relied upon. In addition, the recognition of this charge will cause a reclassification in subsequent periods within stockholders’ equity between additional paid in capital and the accumulated deficit.

Although we appropriately classified these warrants as liabilities when issued as required by EITF 00-19, the warrants that became non-redeemable as a result of the IPO became reclassified as equity at that time and should have been revalued at fair value prior to that reclassification with any increase in value charged to other income (expense). This restatement is a non-cash expense for the periods indicated and a one-time charge that does not affect our operating income.

The financial statements included in our Form 10-Q for the quarter ended September 30, 2006 reflect the restated financial statements for the nine months ended September 30, 2005. We are currently in the process of preparing amended periodic reports as soon as possible to include the restated financial statements for the other affected periods; however, we could experience delays in filing the amended periodic reports. The filing of our amended periodic reports to reflect the restatement may not resolve the SEC’s comments, and it is possible that in the future we may be required to further restate our financial statements. Any such restatements could be costly and time consuming, and they could have a material adverse effect on our previously reported results of operations and financial condition. Considerable legal and accounting expenses related to this matter have already been incurred to date and significant expenditures may continue to be incurred in the future. The above and similar matters could divert management’s attention from other business concerns and may have a material adverse impact on our business.

We have an open comment letter from the Staff of the SEC’s Division of Corporation Finance as well as an unrelated, ongoing informal inquiry by the SEC’s Enforcement Division, and depending on the length, scope and results of the comment letter process and/or informal inquiry, our business, financial condition and results of operations could experience a material adverse impact.

We currently have outstanding comments from the Staff at the SEC’s Division of Corporation Finance in connection with the Staff’s routine review of our Form 10-K/A for the 2005 fiscal year and Form 10-Q for the quarter ended March 31, 2006. We have undertaken the restatement of our financial statements for the three-month and six-month periods ended June 30, 2005, the nine-month perioed ended September 30, 2005 and fiscal year ended December 31, 2005 in response to certain of the Staff’s comments, and we are working to resolve the remaining comments with the Staff as soon as possible. However, notwithstanding the restatement and our additional responses, the SEC may have further comments on our restated financial statements or otherwise, and the SEC may raise new issues. In addition, we may be required to adjust and further modify our restated financial results for the periods in question. Such adjustments and modifications, if any, may have a material adverse effect on the financial results set forth in those reports. In addition, we have provided certain information to the SEC’s Enforcement Division in connection with its informal inquiry; however, we are unable to predict whether they will issue additional requests for information or whether the inquiry will result in any adverse action. If we are ultimately required to pay significant amounts and/or take significant corrective actions, our costs could significantly increase and our results of operations and financial condition could be materially adversely affected. In addition, the potential risks associated with the informal inquiry could negatively impact the perception of our company by investors and others, which could adversely affect the price of our securities, our access to capital markets and/or our borrowing costs.

Furthermore, we are likely to continue incurring significant expenses in connection with responding to the Staff’s outstanding comments as well as the SEC’s informal inquiry, and these increased expenses could negatively impact our financial results. Our senior management has devoted a significant amount of time and effort to responding to the comments and informal inquiry, as well as on the restatement of our financial statements. As a result, if our senior management is unable to devote sufficient time in the future toward managing our existing business operations and executing our growth strategy, we may not be able to remain competitive and our revenues and gross profit may decline.

Changes in average wholesale price (AWP) or other industry pricing benchmarks could adversely affect the reimbursement we receive for drugs we dispense and as a result, negatively impact our financial condition and results of operations.

Government payors, including the AIDS Drug Assistance Program, Medicaid and Medicare Part D programs, which account for most of our net sales, pay us directly or indirectly for the medications we provide at average wholesale price, or AWP, or at a percentage of AWP. Private payors with whom we may contract also reimburse us for medications at AWP or at a percentage of AWP.   Federal and state government attention has focused on the validity of using AWP as the basis for Medicaid and Medicare Part D payments for HIV/AIDS medications, and most state Medicaid programs now pay substantially less than AWP for the prescription drugs we dispense.

Drug pricing and the validity of AWP continues to be a focus of litigation and governmental investigations.  The case of New England Carpenters Health Benefits Fund, et al. v. First DataBank, et al., Civil Action No. 1:05-CV-11148-PBS (D. Mass.), is a civil class action brought against the most widely used reporter and publisher of AWP, First DataBank, or FDB.  As part of a recently announced proposed settlement in the case, FDB has agreed to reduce the reported AWP of over 8,000 specific pharmaceutical products by four percent.  At this time, the final resolution of the case is still unknown, and any settlement terms must be approved and ordered by the court.  We cannot predict the outcome of this case or, if the settlement is approved, the precise timing of any of the proposed AWP reductions. If approved, the proposed settlement is likely to reduce the price paid to us for medications we dispense, and this would have a material adverse effect on our results of operations.

The proposed settlement in this case may also result in the elimination of AWP as a pricing benchmark altogether, and our reimbursement from government and private payors may be based on less favorable pricing benchmarks in the future, which would have a negative impact on our net sales.

Whatever the outcome of the FDB case, we believe that government and private payors will continue to evaluate pricing benchmarks other than AWP as the basis for prescription drug reimbursements.  We are unable to evaluate the overall financial impact that the transition to an alternative benchmark may have on our company.

Due to these and other uncertainties, we can give no assurance that the short-term or long-term impact of changes to industry pricing benchmarks will not have a material adverse effect on our financial condition and result of operations in future periods.

Our revenues could be adversely affected if our patients who are “dual-eligible” under the Medicare Modernization Act cease to use our services or if prescription drug plans, or PDPs, reduce reimbursement rates.

Beginning January 1, 2006, under Part D of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the MMA, we began being reimbursed by PDPs, and not Medicaid, for the prescription drugs we provide to our dual eligible patients. Reimbursement rates for these patients are less favorable than the rates we received from Medicaid and result in lower gross margins for our dual eligible patients. In September 2006, we serviced 3,046 patients under Medicare Part D or approximately 20.2% of our patients. Our earnings have been negatively impacted from the movement of patients from Medicaid to a Medicare Part D plan. If a higher number of our patients become eligible under MMA, there is a risk that our gross margins will decline further and negatively impact earnings. Additional risks that could affect financial performance include:

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

In New York, reimbursement rates for pharmacy services provided under Medicaid were reduced in September 2004. Reimbursement rates for pharmacy services provided under Medicaid were reduced further effective July 2006. Approved specialized HIV pharmacies will continue to be reimbursed at the higher reimbursement rate that was in place before the 2004 reimbursement reduction. The legislation authorizing the more favorable reimbursement rate is effective until further legislation changes it.  We have been notified by the Department of Health in New York that we qualify for the specialized HIV pharmacy reimbursement; however, our continuing qualification for specialized HIV pharmacy reimbursement is dependent upon our recertification by the Department of Health in New York as an approved specialized HIV pharmacy. We have submitted all required paperwork to the state for recertification and are awaiting notification that we continue to qualify as a specialized HIV pharmacy. We were previously certified through September 2006. There can be no assurance that we will obtain our recertification in New York.

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

10.1
Asset Purchase Agreement, dated as of July 14, 2006, by and among MOMS of Brooklyn, Inc., St. Jude Pharmacy & Surgical Supply Corp., Millie Chervin and Mitchell Chervin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on July 14, 2006).

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

Date: November 9, 2006

ALLION HEALTHCARE, INC.

By:	/S/ JAMES G. SPENCER
James G. Spencer
Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description.

10.1
Asset Purchase Agreement, dated as of July 14, 2006, by and among MOMS of Brooklyn, Inc., St. Jude Pharmacy & Surgical Supply Corp., Millie Chervin and Mitchell Chervin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on July 14, 2006).

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