Form 10-K/A
period 2005-12-31
ALLION HEALTHCARE INC
filed 2006-11-17
CIK 847935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Allion Healthcare, Inc. (the “Company”) hereby amends its Annual Report on Form 10-K/A for the year ended December 31, 2005 in response to certain comments of the Staff of the Securities and Exchange Commission (the “SEC”) in connection with its review of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 and filed on April 19, 2006, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed on May 10, 2006.

This Amendment No. 2 on Form 10-K/A includes the restatement of our financial results for the year ended December 31, 2005 to correct the accounting treatment for certain warrants considered derivatives under Emerging Issue Task Force No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Part II of this Form 10-K/A contains more information about the restatement in “Note 2. Restatement of Financial Statements,” which accompanies the condensed financial statements in Item 8. The footnotes to our financials and the associated Management’s Discussion and Analysis (“MD&A”) have been updated to reflect the restatement; and, additionally, we have provided enhanced disclosure concerning other comments provided by the Staff. Specifically, footnotes 2, 3, 6, 19 and 24 have been amended. Item 6, Selected Financial Data and Item 7, Critical Accounting Policies and the Net Sales and Other Income (Expense) sections of Results of Operations in MD&A has also been amended to reflect the restatement and other changes to our footnote disclosure in Note 2, as appropriate.

For convenience and ease of reference, we are filing the amended Annual Report in its entirety. Unless otherwise stated, all information contained in this amended Annual Report is as of April 19, 2006, the filing date of our original Annual Report on Form 10-K/A for the year ended December 31, 2005. For more current information, readers should refer to the reports and other documents we have filed with or furnished to the Commission subsequent to April 19, 2006.

In addition, we will file amended Form 10-Q/A’s for our quarters ended March 31, 2006 and June 30, 2006, each of which will also reflect revised financial statements for the affected periods in 2005, as soon as practicable. Our Form 10-Q filed for the quarter ended September 30, 2006 includes the revised financial statements for the affected periods in 2005.

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

Healthcare reform measures have been considered by Congress and other federal and state bodies during recent years. The intent of the proposals generally has been to reduce healthcare costs and the growth of total healthcare expenditures, and to eliminate fraud, waste and financial abuse. Comprehensive healthcare reform may be considered and efforts to enact reform bills are likely to continue. These changes are occurring on a fast- paced basis and it is impossible to predict the extent or substance of those changes. For example, Florida recently approved a sweeping change to its Medicaid program that shifts from the traditional Medicaid “defined benefit” plan to a “defined contribution” plan, under which the state sets a limit on spending for each recipient. Under the new program, Medicaid enrollees will enroll in, or be automatically enrolled in, private health plans, which will have the authority to manage the Medicaid health care benefit. Other states are considering implementing such a change to the administration of their Medicaid programs. We are unable to predict the likelihood of any healthcare reform legislation or similar legislation being enacted into law or the effects that any such legislation would have on our business.

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

	Years Ended December 31,
	2001	2002	2003	2004	2005
(in thousands, except per share)					(Restated— See Note 2 of audited financial statements)
Statement of Operations Data:
Net sales	$11,694	$21,441	$42,502	$60,080	$123,108
Cost of sales	10,070	18,062	37,036	53,162	103,246

Gross profit	1,624	3,379	5,466	6,918	19,862
Operating expenses
Selling, general and administrative expenses	2,846	3,718	7,699	9,163	18,350
Legal settlement (income) expense	—	(150)	200	—	—

Operating income (loss)	(1,222)	(189)	(2,433)	(2,245)	1,512
Other income
Interest expense	(104)	(69)	(244)	(233)	(1,059)
Costs of withdrawn public offering and other	—	(479)	—	—	—
Other income (expense)	445	—	—	4	(1,133)

Loss before income taxes and discontinued operations	(881)	(737)	(2,677)	(2,474)	(680)
Provision for taxes	9	35	20	76	329

Loss from continuing operations	(890)	(772)	(2,697)	(2,550)	(1,009)
Discontinued operations	(224)	(267)	(258)	(130)	(36)

Net loss	(1,114)	(1,039)	(2,955)	(2,680)	(1,045)
Deemed dividend on preferred stock	—	—	—	—	(1,338)

Net loss available to common stockholders	$(1,114)	(1,039)	(2,955)	(2,680)	$(2,383)

Basic and diluted loss per common share
Loss before discontinued operations	$(0.29)	$(0.25)	$(0.87)	$(0.82)	$(0.29)
Loss from discontinued operations	(0.07)	(0.09)	(0.08)	(0.04)	0.00

Net loss per share	$(0.36)	$(0.34)	$(0.95)	$(0.86)	$(0.29)

Basic and diluted weighted average of common shares outstanding	3,100	3,100	3,100	3,100	8,202

Balance Sheet Data:
Cash and cash equivalents	$1,559	$213	$641	$6,980	$3,845
Investments in short-term securities	—	—	—	—	$23,001
Total assets	$4,709	$4,622	$12,415	$19,996	$86,289
Notes payable-subordinated	—	—	$1,150	$1,250	$1,358
Total liabilities	$4,414	$5,365	$10,022	$8,481	$18,946
Total stockholders’ equity (deficit)	$295	$(744)	$2,393	$11,514	$67,343

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

For the year ended December 31, 2005, we recorded a loss of $1,008,864 from continuing operations. NAHH, which we acquired on January 4, 2005, has historically reported higher gross margins than our historical business and also reported net income. The higher gross margin for NAHH is due to a product mix that is reimbursed at higher amounts than the HIV/AIDS medications we sell. The purchasers of these higher margin products are primarily not HIV/AIDS patients. In light of our focus on serving HIV/AIDS patients, we expect that this higher margin business will become a smaller portion of our overall business over time. Consequently, we expect our gross margin to decline over time to levels more consistent with our historical HIV/AIDS operations. We, therefore, will depend on increases in the volume of business and sales of prescriptions to sustain our HIV/AIDS operations. There is no assurance that we will be able to achieve the increases needed to generate sufficient net sales and gross profit to result in net income.

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

Revenue Recognition. Net sales refer to our sales of medications and nutritional supplements to patients and are reported at the amount billed to patients, government and private payors and others in the period when delivery to our patients is completed, net of expected contractual allowances relating to the payor. Any customer can initiate the filling of prescriptions by having a doctor call in prescriptions to our pharmacists, faxing over a prescription, or mailing prescriptions to one of our facilities. Once we have verified that the prescriptions are valid and have received authorization from a customer’s insurance company or state insurance program, the pharmacist then fills the prescriptions and ships the medications to the customers through our outside delivery service, an express courier service, postal mail, or the patient picks up the prescription at the pharmacy.

We began recognizing revenue related to premium reimbursement in June 2005 and September 2005 following notification by the states of New York and California, respectively that certain of our pharmacies had qualified to participate in these programs. Both states provided for retroactive payment of prescriptions dating back to September 2004. No revenues were recorded for premium reimbursement prior to our receipt of notification from the appropriate governing state agency that we had qualified to participate in these premium reimbursement programs. Thus, for our three licensed pharmacies that qualified to participate in one of these programs, we reviewed our internal records from September 2004 through June 2005 or September 2005, as appropriate, and estimated the expected premium reimbursement amounts for the current period and retroactive payments to be received for prior periods in 2005 and 2004. These estimated retroactive premium reimbursement amounts were recorded as revenue in the periods ended June 30 and September 30, 2005.

Premium reimbursement for eligible prescriptions dispensed in the current period are recorded as a component of net sales in the period in which the patient receives the medication. Prescriptions are filled as described above, once we have verified that the prescriptions are valid and have received authorization from a customer’s state insurance program. We have begun to receive regular payments for premium reimbursement which are paid in conjunction with the regular reimbursement amounts due through the normal payment cycle for the California pilot program and expect to begin receiving payments under the New York program in the second quarter of 2006.

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

Recently Issued Accounting Pronouncements

We describe recent accounting pronouncements applicable to us at Item 8 of this Report under Note 4 to our consolidated financial statements.

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

In 2004 revenue was reduced by reductions in reimbursement rates in California and New York for the last four months of the year. However in 2005, we qualified for a pilot program in California and for additional reimbursement in New York under specialized reimbursement for HIV pharmacies. Both states’ programs also provided for retroactive payment of prescriptions dating back to September 2004. The legislation providing for additional reimbursement in New York expires on March 31, 2006. We cannot be certain that this program will be renewed until New York passes its annual budget. In addition, we cannot be certain the pilot program in California will be renewed after it expires in January 2008. In the second and third quarters of 2005, we began recognizing revenue relating to premium reimbursement in New York and California, respectively, under each state’s program for qualified pharmacies. These revenues are estimated at the time service is provided and accrued. As of the end of 2005, we had $2,412,282 of accrued revenue relating to premium reimbursement in New York and California including retroactive payments for prior periods. As of February 15, 2006 we had received approximately $1.7 million of payments from California for revenue that had been accrued up to December 31, 2005. As of February 15, 2006, we had not received payment for these accrued revenues from New York. In addition, we have not received payment from California relating to the former operations of Specialty Pharmacies, Inc. Based on discussions with each state agency, we believe that we will receive payment for the accrued revenues associated with the New York program and the California Pilot program for our Specialty operations during the first six months of 2006.

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

Other Income (Expense). Other expense was $1,133,215 for the year ended December 31, 2005 and other income was $4,466 for the year ended December 31, 2004. The other expense recorded in the year ended December 31, 2005 related to the fair value adjustment of redeemable warrants that became non-redeemable upon the completion of our IPO. The fair value adjustment resulted in a charge to other expense of $1,133,215.

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

Years Ended December 31, 2004 and 2003

The following table sets forth the net sales and operating data for each of our distribution centers for the twelve months ended December 31, 2004 and 2003:

	Year Ended December 31,
	2004 (2)			2003 (2)
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months
California (1)	$21,803,119	93,566	13,634	$13,767,864	60,262	8,894
New York	36,507,850	146,055	21,536	27,808,291	121,845	18,512
Florida	1,769,034	10,931	1,247	926,402	6,439	689

Total	$60,080,003	250,552	36,417	$42,502,557	188,546	28,095

(1)	California operations for the twelve months ended December 31, 2003 included eight months of contribution from Medicine Made Easy, Inc.
(2)	As required by generally accepted accounting principles, we have restated current and prior periods to reflect the presentation of the Austin, Texas facility as “discontinued operations,” so that period-to-period results are comparable.

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

Report of the Independent Registered Public Accounting Firm—Financial Audit

Report of the Independent Registered Public Accounting Firm—Audit of Internal Controls

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005 (Restated), 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005 (Restated), 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005 (Restated), 2004 and 2003

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

As discussed in Note 2, the consolidated financial statements have been restated as of and for the year ended December 31, 2005 to reflect an adjustment for the valuation of certain warrants.

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

/s/ BDO Seidman, LLP

Melville, New York

March 15, 2006, except for Note 2, which is dated November 17, 2006

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the ineffectiveness of internal control over financial reporting did not include the internal controls of North American Home Health Supply, Inc., Specialty Pharmacies, Inc, Frontier Pharmacy & Nutrition, Inc., d/b/a PMW Pharmacy, and Priority Pharmacy, Inc., to the extent that their operations remain segregated which is included in the 2005 consolidated financial statements of Allion Healthcare, Inc. and constituted approximately 10% of consolidated assets at December 31, 2005 and 31% of consolidated revenues for the year ended December 31, 2005. Management did not assess the effectiveness of internal control over financial reporting at these entities because the Company acquired these entities during 2005. Refer to Note 6 of the consolidated financial statements for further discussion of these acquisitions and their impact on the Company’s consolidated financial statements. Our audit of internal control over financial reporting of Allion Healthcare, Inc. also did not include an evaluation of the internal control over financial reporting of the entities referred to above.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allion Healthcare, Inc. as of December 31, 2005 and December 31, 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 15, 2006 except for Note 2, which is dated November 17, 2006, expressed an unqualified opinion.

/s/ BDO Seidman, LLP

New York, New York

March 15, 2006

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004

	2005	2004
	(Restated— See Note 2)
Assets
Current Assets:
Cash and cash equivalents	$3,845,037	$6,979,630
Short term investments	23,000,553	0
Accounts receivable, (net of allowance for doubtful accounts of $282,824 in 2005 and $296,320 in 2004)	14,640,304	4,678,596
Inventories	3,228,225	733,581
Prepaid expenses and other current assets	762,466	722,984

Total Current Assets	45,476,585	13,114,791

Property and equipment, net	671,396	561,732
Goodwill	19,739,035	4,472,068
Intangible assets, net	20,314,866	1,643,449
Other assets	87,123	203,622

Total Assets	$86,289,005	$19,995,662

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$17,205,977	$6,784,658
Revolving credit line	—	1,154
Notes payable-subordinated	675,000	1,250,000
Current portion of capital lease obligations	107,379	130,640
Other current liabilities	—	100,000

Total Current Liabilities	17,988,356	8,266,452

Long Term Liabilities:
Notes payable—subordinated	682,710	—
Capital lease obligations	92,818	193,306
Deferred tax liability	153,000	—
Other	28,892	21,409

Total Liabilities	18,945,776	8,481,167

Commitments And Contingencies

Stockholders’ Equity
Convertible preferred stock, $.001 par value, shares authorized 20,000,000; issued and outstanding -0- in 2005 and 4,570,009 in 2004	—	4,570
Common stock, $.001 par value; shares authorized 80,000,000; issued and outstanding 12,956,382 in 2005 and 3,100,000 in 2004	12,956	3,100
Additional paid-in capital	80,228,664	22,060,733
Accumulated deficit	(12,936,944)	(10,553,908)
Accumulated other comprehensive income	38,553	—

Total stockholders’ equity	67,343,229	11,514,495

Total Liabilities And Stockholders’ Equity	$86,289,005	$19,995,662

See accompanying notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(Restated — See Note 2)
Statement of Operations Data:
Net sales	$123,107,672	$60,080,003	$42,502,557
Cost of goods sold	103,245,890	53,162,201	37,036,372

Gross profit	19,861,782	6,917,802	5,466,185

Operating expenses:
Selling, general and administrative expenses	18,349,296	9,162,734	7,698,701
Legal settlement expense	—	—	200,000

Operating income (loss)	1,512,486	(2,244,932)	(2,432,516)

Other expense:
Interest expense	1,059,135	233,460	243,882
Other expense (income)	1,133,215	(4,466)	—

Loss before income taxes and discontinued operations	(679,864)	(2,473,926)	(2,676,398)

Provision for taxes	329,000	76,202	19,646

Loss from continuing operations	(1,008,864)	(2,550,128)	(2,696,044)

Loss from discontinued operations	(36,125)	(130,020)	(258,124)

Net loss	$(1,044,989)	$(2,680,148)	$(2,954,168)

Deemed dividend on preferred stock	1,338,047	—	—

Net loss available to common stockholders	$(2,383,036)	$(2,680,148)	$(2,954,168)

Basic and diluted loss per common share
Loss before discontinued operations	$(0.29)	$(0.82)	$(0.87)
Loss from discontinued operations	$0.00	$(0.04)	$(0.08)

Net loss per share	$(0.29)	$(0.86)	$(0.95)

Basic and diluted weighted average of common shares outstanding	8,201,565	3,100,000	3,100,000

See accompanying notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Preferred Stk. $.001 par value		Common Stk. $.001 par value		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive income	Total
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2002	1,179,168	$1,179	3,100,000	$3,100	$4,171,725	$(4,919,592)	$—	$(743,588)
Net Loss	—	—	—	—	—	(2,954,168)	—	(2,954,168)
Issuance of Preferred Stock	1,235,000	1,235	—	—	6,062,447	—	—	6,063,682
Issuance of Warrants for Acquisition	—	—	—	—	27,354	—	—	27,354

Balance, December 31, 2003	2,414,168	2,414	3,100,000	3,100	10,261,526	(7,873,760)	—	2,393,280

Net Loss	—	—	—	—	—	(2,680,148)	—	(2,680,148)

Issuance of Preferred Stock	2,155,841	2,156	—	—	11,799,207	—	—	11,801,363

Balance, December 31, 2004	4,570,009	4,570	3,100,000	3,100	22,060,733	(10,553,908)	—	11,514,495

Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	—	38,553	38,553

Net loss	—	—	—	—	—	(1,044,989)	—	(1,044,989)
Total comprehensive loss	—	—	—	—	—	—	—	(1,006,436)

Issuance of warrants for:
Acquisition	—	—	—	—	558,504	—	—	558,504
Services	—	—	—	—	966,000	—	—	966,000

Issuance of Common Stock:	—	—	—	—	—	—	—	—
Public Offering	—	—	4,600,000	4,600	53,549,001	—	—	53,553,601
Conversion of Preferred to Common Stock	(4,570,009)	(4,570)	4,794,897	4,795	1,337,822	—	—	1,338,047
Exercise of options	—	—	213,000	213	448,387	—	—	448,600
Exercise of warrants	—	—	248,485	248	694	—	—	942

Additional cost for prior year issuance of preferred shares	—	—	—	—	(1,692)	—	—	(1,692)

Mandatory redeemable warrants	—	—	—	—	1,133,215	—	—	1,133,215

Deemed Dividend	—	—	—	—	—	(1,338,047)	—	(1,338,047)

Tax benefit from exercise of employee stock options	—	—	—	—	176,000	—	—	176,000

Balance, December 31, 2005	—	$—	12,956,382	$12,956	$80,228,664	$(12,936,944)	$38,553	$67,343,229

See accompanying notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2005	2004	2003
	(Restated—See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,044,989)	$(2,680,148)	$(2,954,168)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,935,442	716,981	606,057
Deferred rent	7,483	21,409	—
Mandatory redeemable warrants	1,133,215	—	—
Non-cash interest expense	966,000	—	—
Amortization of debt discount on acquisition notes	33,963	—	—
Provision for doubtful accounts	128,000	(140,711)	266,851
Loss on sale of asset	—	—	5,575
Tax benefit realized from the exercise of employee stock options	176,000
Deferred taxes	153,000	—	—
Changes in operating assets and liabilities exclusive of acquisitions:
Accounts receivable	(6,161,188)	(1,463,397)	(346,869)
Inventories	(810,018)	563,075	(404,292)
Prepaid expenses and other assets	(458,243)	(491,413)	(140,918)
Accounts payable and accrued expenses	3,444,753	1,078,083	272,919

Net cash used in operating activities:	(496,582)	(2,396,121)	(2,694,845)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(329,457)	(138,208)	(117,183)
Sale of property and equipment	—	27,500	—
Investment in short term securities	(22,962,000)	—	—
Payments for acquisition of Medicine Made Easy	—	—	(2,257,146)
Payments for acquisition of North American	(5,409,360)	—	—
Payments for acquisition of Specialty Pharmacy	(5,060,661)	—	—
Payments for investment in Oris Medical’s Assets	(1,396,316)	—	—
Payments for acquisition of PMW	(9,997,144)	—	—
Payments for acquisition of Priority	(6,918,313)	—	—

Net cash used in investing activities	(52,073,251)	(110,708)	(2,374,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Preferred Stock -Net of fees	103,554	11,607,449	6,063,682
Net proceeds from line of credit	43,252,082	33,590,405	20,725,000
Repayment of line of credit	(43,253,236)	(33,589,251)	(21,190,081)
Payment of deferred financing costs	—	—	(101,564)
Net Proceeds from IPO	53,553,601	—	—
Net Proceeds—Exercise of Employee Stock Options and Warrants	449,542	—	—
Notes Payable and Warrants from Acquisitions	(2,982,840)	—	—
Repayment of Notes & Capital Leases	(4,983,584)	(2,762,934)	—
Proceeds from Notes Payable	3,500,000	—	—
Follow-on offering costs	(203,879)	—	—

Net cash provided by financing activities	49,435,240	8,845,669	5,497,037
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,134,593)	6,338,840	427,863
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,979,630	640,790	212,927

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,845,037	$6,979,630	$640,790

SUPPLEMENTAL DISCLOSURE
Income Taxes Paid	$—	$75,407	$15,666
Interest Paid	537,398	225,830	227,216
Assets acquired by capital lease	—	165,623	—

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

On November 6, 2006, after discussion with the Company’s independent registered public accounting firm, and consultation with management and the Board of Directors, the Company concluded that the financial statements for the three-month and six-month periods ended June 30, 2005, the nine-month period ended September 30, 2005 and the fiscal year ended December 31, 2005 should be restated to reflect the fair value adjustment of redeemable warrants that became non-redeemable upon the completion of the Company’s IPO. The fair value of the warrants was approximately $1.5 million and resulted in a fair value adjustment of $1.2 million that will be recorded as a non-cash charge to other expense in the restated financial statements for the three-month and six-month periods ended June 30, 2005. This expense is a one time charge to the income statement and does not affect operating income.

Below are summary financial tables comparing the originally reported financials to the restated financials for the year ended December 31, 2005. The restatement also affected the three-month and six-month periods ended June 30, 2005 and the nine month period ended September 30, 2005, which will be reported on Form 10-Q/A for the period ended June 30, 2006 and was correctly reported on Form 10-Q for the period ended September 30, 2006. Refer to Note 24 for restated quarterly information.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reports the items in the condensed consolidated statements of operations for the year ended December 31, 2005.

(in thousands of dollars, except per share data)	Year Ended December 31, 2005
	As Originally Reported	As Restated
Net sales	$123,108	$123,108
Gross profit	$19,862	$19,862
Operating income	$1,512	$1,512
Other income (expense)	$317	$(1,133)
Discontinued operations	$(36)	$(36)
Deemed dividend on preferred stock	$(1,338)	$(1,338)
Net loss available to common shareholders	$(933)	$(2,383)
Basic and diluted loss per common share	$(0.11)	$(0.29)
Basic and diluted weighted average shares	8,202	8,202

The following table reports the items in the condensed consolidated balance sheet as of December 31, 2005 that were affected by the restatement.

(in thousands of dollars)	Balance Sheet at December 31, 2005
	As Originally Reported	As Restated
Additional paid in capital	$78,779	$80,229
Accumulated deficit	($11,487)	($12,937)

The following table reports the items in the condensed consolidated statement of cash flows for the year ended December 31, 2005 that were affected by the restatement.

(in thousands of dollars)	Cash Flow for Year Ended December 31, 2005
	As Originally Reported	As Restated
Net income (loss)	$405	($1,045)
Mandatory redeemable warrants	($317)	$1,133

Note 3. Summary of Significant Accounting Policies

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

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition. Net sales are recognized as medications or products are received by customers. A substantial portion of the Company’s net sales are billed to third-party payors, including insurance companies, managed care plans and governmental payors. Net sales are recorded net of contractual adjustments and related discounts. Contractual adjustments represent estimated differences between billed net sales and amounts expected to be realized from third-party payors under contractual agreements. Any customer can initiate the filling of prescriptions by having a doctor call in prescriptions to our pharmacists, faxing over a prescription, or mailing prescriptions to one of our facilities. Once the Company has verified that the prescriptions are valid and have received authorization from a customer’s insurance company or state insurance program, the pharmacist then fills the prescriptions and ships the medications to the customers through our outside delivery service, an express courier service, postal mail, or the patient picks up the prescription at the pharmacy.

The Company began recognizing revenue related to premium reimbursement in June 2005 and September 2005 following notification by the states of New York and California, respectively that certain of our pharmacies had qualified to participate in these programs. Both states provided for retroactive payment of prescriptions dating back to September 2004. No revenues were recorded for premium reimbursement prior to the Company’s receipt of notification from the appropriate governing state agency that it had qualified to participate in these premium reimbursement programs. Thus, for each of the Company’s three licensed pharmacies that qualified to participate in one of these programs, the Company reviewed its internal records from September 2004 through June 2005 or September 2005, as appropriate, and estimated the expected premium reimbursement amounts for the current period and retroactive payments to be received for prior periods in 2005 and 2004. These estimated retroactive premium reimbursement amounts were recorded as revenue in the periods ended June 30, and September 30, 2005. Because these are estimates, the actual amount received for retroactive premium reimbursement may differ and an adjustment may be required when payments are received.

Premium reimbursement for eligible prescriptions dispensed in the current period are recorded as a component of net sales in the period in which the patient receives the medication. Prescriptions are filled as described above, once the Company has verified that the prescriptions are valid and have received authorization from a customer’s state insurance program. The Company has begun to receive regular payments for premium reimbursement which are paid in conjunction with the regular reimbursement amounts due through the normal payment cycle for the California pilot program and expect to begin receiving payments under the New York program in the second quarter of 2006.

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

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	YEAR ENDED
	December 31, 2005	December 31, 2004	December 31, 2003
Net loss available to common shareholders, as reported	$(2,383,036)	$(2,680,148)	$(2,954,168)
Deduct: Total stock-based employee compensation expense determined under fair value method used	(361,270)	(441,485)	(72,725)

Net loss available to common stockholders, pro forma	$(2,744,306)	$(3,121,633)	$(3,026,893)

Net loss per share: Basic & diluted, as reported	$(0.29)	$(0.86)	$(0.95)

Net loss per share: Basic and diluted, as pro forma	$(0.33)	$(1.01)	$(0.98)

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

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 4. Recent Accounting Pronouncements

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

As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed in APB Opinion No. 25. Accordingly, the adoption of SFAS No. 123(R)’s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and on required changes in the method of computation of fair value. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in our disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements.

Note 5. Discontinued Operations

In March 2005 the Company decided to cease its operations in Texas and completed the process in June 2005. In accordance with the provisions of Statement of Financial Accounting Standard, Accounting for the

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 6. Acquisitions

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

In accordance with the terms of the Stock Purchase Agreement, on January 4, 2005 MOMS Pharmacy acquired 100% of the stock of NAHH in exchange for payment by Allion of the following consideration:

•	$5,671,016 of cash paid, including $473,999 of direct acquisition costs (less cash acquired of $88,808);

•	promissory notes of MOMS Pharmacy, due January 1, 2006, in the aggregate principal amount of $675,000;

•	promissory notes of MOMS Pharmacy, due January 1, 2007, in the aggregate principal amount of $700,000; and

•	warrants issued by Allion to purchase an aggregate of 150,000 shares of Allion common stock, at an exercise price of $6.26 per share; the warrants were recorded at $241,760, which represents the fair market value of the warrants as of the acquisition date.

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

The fair value of the warrants was estimated on the date of the issuance using the Black-Scholes option-pricing model. Valuation assumptions used in the Black-Scholes calculation consisted of a volatility of 20%, a stock price of $6.25, and an expected term equivalent to the contractual life of each warrant.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its presence in the California HIV/AIDS market. The acquisition was recorded by allocating the purchase price to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess cost over the net amounts assigned to the fair value of the assets acquired is recorded as goodwill. The results of operations from the acquisition are included in Allion’s consolidated operating results as of the date the assets were acquired.

On February 28, 2005, MOMS Pharmacy, Inc., a California corporation and wholly-owned subsidiary of Allion Healthcare Inc., a Delaware corporation, entered into a stock purchase agreement with the owners (the “Specialty Sellers”) of 100% of the stock of Specialty Pharmacies, Inc., a Washington corporation (“Specialty” or “SPI”). Specialty is engaged primarily in the business of providing HIV/AIDS pharmacy services in Washington and California. On the same day, MOMS Pharmacy acquired 100% of the stock of Specialty from the Specialty Sellers, in accordance with the terms of a stock purchase agreement.

Pursuant to the terms of the Stock Purchase Agreement, MOMS Pharmacy acquired 100% of the stock of Specialty for the following combination of cash and securities:

•	$5,496,546 of cash paid, including $496,546 of direct acquisition costs;

•	promissory notes of MOMS Pharmacy, due February 28, 2006, in the aggregate principal amount of $1,900,000. The notes were subsequently reduced in the amount of $498,631 for a post closing working capital adjustment; and

•	warrants issued by Allion to purchase an aggregate of 351,438 shares of Allion common stock, at an exercise price of $6.26 per share; the warrants were recorded at $1,898,215, which represents the fair market value of the mandatorily redeemable warrants as of the acquisition date.

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

The 351,438 warrants have a fair market value of $1,898,215 and were recorded as a liability because the warrants were redeemable in full at the option of the holders if the Company failed to complete an initial public offering (IPO) by a specified date, or 50% mandatorily redeemable upon a qualifying initial public offering. The valuation of the warrants was based on the value of the various financial outcomes to the holders of the warrants. The various outcomes were based on the Company’s ability to complete an IPO by June 1, 2006. A value was determined under each scenario and then the probability of the outcome was applied to the value of each outcome to get a weighted average value. Upon completion of an IPO, the Company would be required to redeem 50% of the warrants; therefore, 50% of the warrants were valued at $9.00 per share, which is the fixed price at which the Company would redeem such warrants. The fair value of the remaining 50% of the warrants was valued using the Black-Scholes option-pricing model. Valuation assumptions used in the Black-Scholes calculation consisted of a volatility of 20%, a risk free rate equal to the U.S. treasury rate, no dividend, and an expected term equivalent to the contractual life of each warrant. If the Company was unable to complete an IPO by June 1, 2006, the holders of these warrants had the right to have the Company acquire 100% of their warrants at a price of $6.26 per share. In this scenario, 100% of the warrants were valued using the Black-Scholes option-pricing model using the same assumptions set forth above.

Upon completion of its IPO in June 2005, Allion redeemed and acquired 50% of the warrants issued to the former owners of Specialty Pharmacies, Inc. at a price of $9.00 per share in accordance with the terms of the

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warrants. Allion paid $1,581,471 with proceeds from the IPO to repurchase 175,719 shares, or 50%, of the warrants issued to the Specialty Sellers. The warrants for the remaining 50%, or 175,719 shares, was revalued at fair value and re-classified to equity. The fair value of the remaining 50% was $1,449,959 and resulted in a fair value adjustment of $1,133,215 that was recorded as other expense.

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

The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its presence in the Northern California and Washington HIV/AIDS markets. The acquisition was recorded by allocating the purchase price to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess cost over the net amounts assigned to the fair value of the assets acquired is recorded as goodwill. The results of operations from the acquisition are included in Allion’s consolidated operating results as of the date the assets were acquired.

On August 5, 2005, Medicine Made Easy, a California corporation and wholly-owned subsidiary of the Company, purchased certain assets of Frontier Pharmacy & Nutrition, Inc. d/b/a PMW Pharmacy (“PMW”), a California-based specialty pharmacy focused on HIV/AIDS pharmacy services in the Long Beach, California area. Under the terms of the asset purchase agreement between the Company and PMW, the Company acquired selected assets, including PMW’s customer list of HIV/AIDS patients and inventory, for the following:

•	$8,875,379 of cash paid, including $145,379 of direct acquisition costs paid; estimate of direct acquisition costs to be incurred of $300,000, of which $145,379 was paid and $154,621 was accrued at December 31, 2005;

•	$970,000 escrow payment paid 90 days after closing; and

•	$151,765 cash paid for inventories.

The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its presence in the Long Beach, California HIV/AIDS market. The acquisition was recorded by allocating the purchase price to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess cost over the net amounts assigned to the fair value of the assets acquired is recorded as goodwill. The results of operations from the acquisition are included in Allion’s consolidated operating results as of the date the assets were acquired.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 9, 2005, Medicine Made Easy, a California corporation and wholly-owned subsidiary of the Company, purchased certain assets of Priority Pharmacy, Inc. (“Priority”), a California-based specialty pharmacy focused on HIV/AIDS pharmacy services in the San Diego, California area. Under the terms of the asset purchase agreement between the Company and Priority, the Company acquired selected assets, including Priority’s customer list of HIV/AIDS patients and inventory, for the following:

•	$6,539,121 of cash paid, including $39,121 of direct acquisition costs paid; estimate of direct acquisition costs to be incurred of $250,000, of which $39,121 was paid and $210,879 was accrued at December 31, 2005;

•	$1,100,000 additional payment due in 3 equal payments monthly after closing; and

•	$379,192 cash paid for inventories.

The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its presence in the San Diego, California HIV/AIDS market. The acquisition was recorded by allocating the purchase price to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess cost over the net amounts assigned to the fair value of the assets acquired is recorded as goodwill. The results of operations from the acquisition are included in Allion’s consolidated operating results as of the date the assets were acquired.

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

$10,000,000

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2005	2004	2003
Revenue	$160,403,708	$145,415,621	$111,404,110
Net income (loss) available to common stockholders	$(2,268,450)	$316,450	$(2,299,782)
Earning per common share:
Basic	$(0.28)	$0.10	$(0.74)
Diluted	$(0.28)	$0.05	$(0.74)

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

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

$1,502,676

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for both NAHH and Specialty. The allocations of the respective purchase prices have not been finalized and are subject to refinement. Any additional adjustments resulting from the finalization of the purchase price allocations of NAHH and Specialty will affect amounts assigned to goodwill.

	NAHH	Specialty
Accounts receivable	$1,592,726	$2,135,794
Other current assets	267,874	882,461
Property & equipment, net	15,679	57,158
Intangible assets	—	49,805
Other assets	19,737	—

Total assets acquired	1,896,016	3,125,218

Accounts payable	$1,478,675	$3,447,362
Other current liabilities	173,711	83,170
Other long term liabilities	—	9,835

Total liabilities acquired	1,652,386	3,540,367

Net assets (liabilities) acquired	$243,630	$(415,149)

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill for the year ended December 31, 2005, are as follows:

Balance as of December 31, 2004	$4,472,068
Goodwill acquired during year	15,266,967
Impairment losses	—

Balance as of December 31, 2005	$19,739,035

Note 7. Short-Term Investments

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

Note 8. Initial Public Offering

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

Note 9. Intangible Assets

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

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 10. Property and Equipment

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

Note 11. Revolving Credit Line

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

Note 12. Issuance of Subordinated Notes

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

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Notes Payable

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

Note 14. Income Taxes

A reconciliation of the income tax expense (benefit) computed at the statutory Federal income tax rate to the reported amount follows:

	Year Ended December 31,
	2005	2004	2003
Federal statutory rate:	34%	34%	34%
Tax expense (benefit) at Federal statutory rates	$(243,436)	$(885,342)	$(997,737)
Change in valuation allowance	(211,595)	938,894	1,093,502
Permanent differences	707,471	113,191	77,833
State income taxes	76,560	(90,541)	(153,952)

	$329,000	$76,202	$19,646

At December 31, 2005, the Company had net operating loss carry forwards for tax purposes of approximately $8,758,000 expiring at various dates from 2006 through 2025.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. Lease Commitments

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

Note 16. Contingencies—Legal Proceedings

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

Note 17. Concentrations of Credit Risk And Major Customers

The Company provides prescription medications to its customers in the United States. Credit losses relating to customers historically have been minimal and within management’s expectations.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 18. Capital Lease Obligation

Future minimum commitments under non-cancelable capital leases are as follows:

Leases	Capital
2006	$120,630
2007	52,524
2008	49,620

Total minimum lease payments	222,774
Amounts representing interest	(22,577)

Present value of net minimum lease payments (including current portion of $107,379)	$200,197

Note 19. Stockholder’s Equity

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

C. Warrants

In April 2003, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock, with an exercise price of $5.00 per share, to a director of the Company in connection with an equity raise of capital. This warrant expires ten years from the date of grant. The fair value at the date of issuance was $46,800 and was recorded as a debit and credit to additional paid in capital. Valuation was based on a Black-Scholes calculation which assumed a volatility of 1%, a stock price of $5.00 and an expected term of ten years.

In May 2003, the Company issued warrants to the previous owners of Medicine Made Easy. These warrants can be exercised to purchase 227,273 shares of the Company’s common stock for $11.00 a share and expire in May 2008. The fair value of the warrants was $27,354, and was included in the purchase price of MME. Valuation was based on a Black-Scholes valuation which assumed a volatility of 20%, a stock price of $5.00, and a contractual life of five years.

In April and May 2004, the Company issued warrants to purchase 114,759 shares of common stock with an exercise price of $6.00 per share to the placement agents in conjunction with the Company’s Series D private

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

placement. These warrants expire five years and ten years from the date of issue. The fair value at the date of issuance was $120,360 and was recorded as an adjustment to additional paid in capital. Valuation was based on a Black-Scholes calculation which assumed a volatility of 1%, a stock price of $6.00 and the expected term for each warrant.

In December 2004, the Company issued warrants to purchase 53,121 shares of common stock, which have an exercise price of $6.25 per share, in conjunction with the Company’s Series E convertible preferred stock to the placement agent. These warrants expire five years from the date of issue. The fair value at the date of issuance was $84,500 and was recorded as an adjustment to additional paid in capital. Valuation was based on a Black-Scholes calculation which assumed a volatility of 1%, a stock price of $6.25 and an expected term equivalent to the contractual life of each warrant.

In January 2005, as part of the NAHH acquisition, the Company issued warrants to purchase 150,000 common shares to the former owners, which have an exercise price of $6.26 per share. These warrants expire five years from the date of issuance. The fair value of each warrant was $241,760 and was estimated on the date of the issuance using the Black-Scholes option-pricing model. Valuation assumptions used in the Black-Scholes calculation consisted of a volatility of 20%, a stock price of $6.25 and an expected term equivalent to the contractual life of each warrant. These warrants were recorded as part of acquisition cost. In addition, the Company entered into a registration rights agreement on January 4, 2005, as amended on May 19, 2005, with the former owners of NAHH covering the common shares issued or issuable upon exercise of the warrants. Under the terms of the registration rights agreement, the warrant holders are entitled to one demand registration on a form selected by the Company’s legal counsel, but are not entitled to any piggyback registration rights. Upon receiving a demand registration notice from the holders, and subject to certain limited deferral rights, the Company shall as soon as practicable, but in no event more than 90 days after the date on which it receives such notice, file the registration statement and use its reasonable best efforts to cause the registration statement to become effective within 180 days of such filing. If the registration statement is declared effective, the Company must maintain the registration statement effective for a period of 60 days or until each holder has completed the distribution covered by the registration statement, whichever occurs first. The registration rights agreement does not require the Company to pay penalties or liquidated damages for a failure to achieve or maintain effectiveness of a registration statement. The Company will pay all registration expenses except for underwriting discounts. The registration rights terminate when the warrant shares are eligible to be sold or transferred in compliance with Rule 144 or any other exemption from registration.

In February 2005, pursuant to the terms of the stock purchase agreement with the owners of Specialty Pharmacies, Inc., the Company issued warrants to purchase 351,438 common shares with exercise price of $6.26 per share. Provisions on the warrants required the Company to redeem and acquire 50% of these warrants following its IPO. During June 2005 the Company redeemed 175,719 of the shares covered by these warrants. These warrants expire five years from the date of issuance.

The warrants were initially recorded as a $1,898,215 liability, which represented the fair market value of the mandatorily redeemable warrants as of the acquisition date. The 351,438 warrants had a fair market value of $1,898,215 and were recorded as a liability because the warrants were redeemable in full at the option of the holders if the Company failed to complete an initial public offering (IPO”) by a specified date, or 50% mandatorily redeemable upon a qualifying IPO. The valuation of the warrants was based on the value of the various financial outcomes to the holders of the warrants. The various outcomes were based on the Company’s ability to complete an initial IPO by June 1, 2006. A value was determined under each scenario and then the probability of the outcome was applied to the value of each outcome to get a weighted average value. Upon completion of an IPO, the Company would be required to redeem 50% of the warrants; therefore, 50% of the warrants were valued at $9.00 per share, which is the fixed price at which the Company would redeem such warrants. The fair value of the remaining 50% of the warrants was valued using the Black-Scholes option-pricing

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

model. Valuation assumptions used in the Black-Scholes calculation consisted of a volatility of 20% (based on the company being a private company considering a public offering), a stock price of $6.25, and an expected term equivalent to the contractual life of each warrant. If the Company was unable to complete an IPO by June 1, 2006, the holders of these warrants had the right to have the Company acquire 100% of their warrants at a price of $6.26 per share. In this scenario, 100% of the warrants were valued using the Black-Scholes option-pricing model using the same assumptions set forth above.

Upon completion of its IPO in June 2005, Allion redeemed and acquired 50% of the warrants issued to the former owners of Specialty Pharmacies, Inc. at a price of $9.00 per share in accordance with the terms of the warrants. Allion paid $1,581,471 with proceeds from the IPO to repurchase 175,719 shares, or 50%, of the warrants issued to the Specialty Sellers. The warrants for the remaining 50%, or 175,719 shares, was revalued at fair value and re-classified to equity. Valuation was based on a Black-Scholes calculation which assumed a volatility of 40%, a stock price of $13.00 and an expected term of 56 months (the remaining life of the warrants). The fair value of the remaining 50% was $1,449,959 and resulted in a fair value adjustment of $1,133,215 that was recorded as other expense.

In April 2005, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock to a director for the extension of his guaranty of a $1.5 million line of credit. This warrant has an exercise price of $13.00 per share (equal to the stock price at the initial public offering). The fair value of the warrant was determined using the Black-Scholes pricing model. This warrant expires ten years from the date of issuance. The fair value at the date of issuance was $752,563 and was recognized as interest expense. Valuation was based on a Black-Scholes calculation which assumed a volatility of 40%, a stock price of $13.00 and an expected term equivalent to the contractual life of the warrant.

In May 2005, the Company granted a warrant to purchase 40,000 shares of the Company’s common stock in connection with a private placement to an institutional accredited investor. (The placement is discussed in Note 12 above). This warrant has an exercise price of $13.00 per share (equal to the stock price at the initial public offering). The fair value of the warrant was determined using Black-Scholes pricing model. This warrant expires five years from the date of issuance. The fair value at the date of issuance was $213,747 and was recognized as interest expense. Valuation was based on a Black-Scholes calculation which assumed a volatility of 40%, a stock price of $13.00 and an expected term equivalent to the contractual life of each warrant. In addition, the Company entered into a registration rights agreement on May 13, 2005 with the accredited investor covering the common shares issued or issuable upon exercise of the warrant. Under the terms of the registration rights agreement, the warrant holder is entitled to one demand registration on a form selected by the Company’s legal counsel, but is not entitled to any piggyback registration rights. Upon receiving a demand registration notice from the holder, and subject to certain limited deferral rights, the Company shall as soon as practicable, but in no event more than 60 days after the date on which it receives such notice, file the registration statement and use its reasonable best efforts to cause the registration statement to become effective within 90 days of such filing. If the registration statement is declared effective, the Company must maintain the registration statement effective until the holder has completed the distribution covered by the registration statement, the warrant expires unexercised or two years elapse from the warrant issue date, whichever occurs first. The registration rights agreement does not require the Company to pay penalties or liquidated damages for a failure to achieve or maintain effectiveness of a registration statement. The Company will pay all registration expenses except for underwriting discounts. The registration rights terminate when the warrant shares are eligible to be sold or transferred in compliance with Rule 144(k) or any other exemption from registration that does not contain a volume limitation.

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

In April and May 2004, the Company raised an aggregate of $8,806,958 through the issuance of 1,491,828 shares of Series D convertible preferred stock at $6.00 per share in private placements with several investors. The terms and rights of the Series D convertible preferred shares are set forth in the Certificate of Designation of Series D Preferred Stock of the Company. There will be no dividends payable on these shares, unless the Company, in its sole discretion, declares a dividend with respect to the common stock. In the event of any liquidation, the shares shall share on a pari passu basis in liquidation with the Series A, B and C preferred stock outstanding. In conjunction with the offering and for services rendered, the Company issued 24,000 shares of Series D convertible preferred stock to a placement agent, issued warrants representing 114,759 shares of common stock with an exercise price of $6.00 per share to placement agents and paid fees of $745,198. The Company used $1,150,000 of the proceeds to pay off notes to the previous owners of MME (the acquisition discussed in Note 6 above) and the remaining balances of its revolving credit lines.

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

Note 20. Related Party Transaction

In April 2003, the Company issued warrants to purchase 125,000 shares of common stock to Mr. Pappajohn, a director, at a price of $5.00 per share in connection with the Series C private placement.

In April 2005, the Company issued warrants to purchase 100,000 shares of common stock to Mr. Pappajohn at a price of $13.00 per share in consideration for the renewal of his West Bank loan guarantee through September 2005.

See Note 19 for a complete description of these warrants issued.

Note 21. Major Suppliers

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

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

term of the Agreement. The agreement also provides that the Company’s minimum purchases during the term of the agreement will be no less than $400,000,000. The Company has purchased approximately $168,169,000 from this drug wholesaler since the beginning of the term of this agreement and believes it will be able to meet its minimum purchase obligations under this agreement.

Note 22. Supplemental Disclosure of Non-cash Financing Activities

Interest paid on credit facilities notes and capital leases for the twelve months ended December 31, 2005 and 2004 was $537,398 and $225,830, respectively. During 2005 the Company has made four acquisitions of assets with part of the consideration to be paid with notes payable or having a portion of the purchase price paid in months following the acquisition. The detail for these transactions can be found in Note 6.

NOTE 23. Fair value of financial instruments

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

NOTE 24. Quarterly financial information (unaudited)

Quarterly financial information for the years ended December 31, 2005 and 2004 is summarized below (in thousands, except share data):

	2005
	First Quarter	Restated* Second Quarter	Restated* Third Quarter	Fourth Quarter	Total
	(In thousands, except per share data)
Net sales	$22,696	$28,639	$33,927	$37,846	$123,108
Gross profit	$3,574	$4,198	$5,818	$6,272	$19,862
Operating (loss) income	$125	$211	$657	$519	$1,512
Discontinued operations	$(5)	$(5)	$(7)	$(19)	$(36)
Deemed dividend on preferred	$—	$(1,338)	$—	$—	$(1,338)
Net (loss) income	$13	$(3,683)	$909	$378	$(2,383)
Basic (loss) income per common share	$0.01	$(0.91)	$0.07	$0.03	$(0.29)
Diluted (loss) income per common share	$0.00	$(0.91)	$0.06	$0.03	$(0.29)
Basic weighted average shares	3,100	4,070	12,635	12,845	8,202
Diluted weighted average shares	8,870	4,070	14,921	14,890	8,202

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$13,350	$14,476	$15,894	$16,360	$60,080
Gross profit	$1,564	$1,516	$1,973	$1,865	$6,918
Operating loss	$(535)	$(907)	$(297)	$(506)	$(2,245)
Discontinued operations	$(51)	$(90)	$(37)	$48	$(130)
Net loss	$(677)	$(1,103)	$(370)	$(530)	$(2,680)
Basic and diluted loss per common share	$(0.22)	$(0.36)	$(0.12)	$(0.17)	$(0.86)
Basic and diluted weighted average shares	3,100	3,100	3,100	3,100	3,100

In the fourth quarter 2005 the Company recorded a provision for taxes of $329,000.

*	As described below, the second and third quarters have been restated to reflect non-cash interest expense relating to warrants that were issued in the second quarter of 2005, and subsequently, the restatement of the second quarter of 2005 to reflect non-cash other expense relating to a fair value adjustment of warrants that were reclassified from a liability to equity at the Company’s IPO in June 2005.

On March 9, 2006, after discussion with our independent registered public accounting firm, and consultation with management and our Board of Directors, we concluded that our financial statements for the three and six-months ended June 30, 2005, and the three and nine-months ended September 30, 2005 should no longer be relied upon and should be restated. We intend to restate previously issued financial statements for the above mentioned periods to correct a non-cash interest expense (below the “operating income” line) relating to warrants to purchase 140,000 shares of our common stock. Warrants for 100,000 shares were issued to John Pappajohn, one of our outside directors, in April 2005 in connection with the extension of a guarantee on our West Bank credit facility and warrants to purchase 40,000 shares of our common stock were issued to Crestview Capital Master, LLC in May 2005 in connection with a private placement loan. The total non-cash interest expense for both issuances of warrants was approximately $966,000, which will be recorded in the second quarter of 2005. We had previously booked $60,000 for the value of warrants in the third quarter of 2005. We will file amendments, as needed, to our quarterly reports on Form 10-Q for the affected periods. The Board of Directors of the Company is conducting an inquiry into these matters.

On November 6, 2006, after discussion with the Company’s independent registered public accounting firm, and consultation with management and the Board of Directors, the Company concluded that the financial statements for the three-month and six-month periods ended June 30, 2005, the nine-month period ended September 30, 2005 and the fiscal year ended December 31, 2005 should no longer be relied upon and should be restated to reflect the fair value adjustment of redeemable warrants that became non-redeemable upon the completion of the Company’s IPO. The fair value of the warrants was approximately $1.5 million and resulted in a fair value adjustment of $1.2 million that will be recorded as a non-cash charge to other expense in the restated financial statements for the three-month and six-month periods ended June 30, 2005. This expense is a one time charge to the income statement and does not affect operating income. We will file amendments, as needed, to our quarterly reports on Form 10-Q for the affected periods shortly.

NOTE 25. Subsequent events

On January 25, 2006, the Company completed the sale of 5,101,922 common shares at the price of $12.83 per share, less an underwriting discount and expenses, for total gross proceeds of $61,857,488. The number of shares sold included 2,465,468 shares sold by the Company (665,468 shares through the over-allotment exercised

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Item 13. Certain Relationships And Related Transactions

In April 2003, the Company issued warrants to purchase 125,000 shares of common stock to Mr. Pappajohn, a director, at a price of $5.00 per share in connection with the Series C private placement.

In April 2005, the Company issued warrants to purchase 100,000 shares of common stock to Mr. Pappajohn at a price of $13.00 per share in consideration for the renewal of his West Bank loan guarantee through September 2005.

See Note 19 for a complete description of these warrants issued.

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

ALLION HEALTHCARE, INC.

Date: November 17, 2006	By:	/s/ JAMES SPENCER
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

EXHIBIT INDEX

2.1	Confirmation Order dated February 1, 1999. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 10, 1999.)

2.2	First Amended Plan of Reorganization of The Care Group, Inc., et al. dated January 2, 1998. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on October 10, 1999.)

2.3	Stock Purchase Agreement, dated as of May 1, 2003, among MOMS Pharmacy, Inc., as buyer, Allion Healthcare, Inc. as parent, and Darin A Peterson and Allan H. Peterson collectively as sellers. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2003.)

2.4	Stock Purchase Agreement by and among MOMS Pharmacy, Inc. and Michael Stone and Jonathan Spanier dated as of January 4, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2005.)

2.5	Stock Purchase Agreement by and among MOMS Pharmacy, Inc. and Pat Iantorno, Eric Iantorno, Jordan Iantorno, Jordan Iantorno A/C/F Max Iantorno, Michael Winters and George Moncada dated as of February 28, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2005.)

2.6	Asset Purchase Agreement by and among MOMS Pharmacy, Inc. and Oris Medical Systems, Inc. dated as of May 19, 2005. (Incorporated by reference to Exhibit 2.6 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

2.7	Asset Purchase Agreement by and among Medicines Made Easy and Priority Pharmacy, Inc. dated as of December 9, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2005.)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit A to the Registrant’s proxy statement filed on June 4, 2003.)

3.2	Certificate of Designation of Rights and Preferences of Series A Preferred Stock of Allion Healthcare, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)

3.3	Amended and Restated Certificate of Designation of Rights and Preferences of Series B Preferred Stock of Allion Healthcare, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)

3.4	Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2003.

3.5	Certificate of Designation of Rights and Preferences of Series C Preferred Stock of Allion Healthcare, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-KSB filed on April 16, 2003.)

3.6	Certificate of Designation of Rights and Preferences of Series D Preferred Stock of Allion Healthcare, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)

3.7	Certificate of Designation of Rights and Preferences of Series E Preferred Stock of Allion Healthcare, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2004.)

3.8	Third Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.8 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

3.9	Certificate of Correction of Allion Healthcare, Inc., relating to the Certificate of Designation of Rights and Preferences of Series D Preferred Stock. (Incorporated by reference to Exhibit 3.9 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

3.10	Certificate of Correction of Allion Healthcare, Inc., relating to the Certificate of Designation of Rights and Preferences of Series E Preferred Stock. (Incorporated by reference to Exhibit 3.10 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

3.11	Certificate of Correction of Allion Healthcare, Inc., relating to the Certificate of Designation of Rights and Preferences of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.11 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

3.12	Certificate of Correction of Allion Healthcare, Inc., relating to the Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.12 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

4.1	Form of Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to the former owners of North American Home Health Supply, Inc., as of January 4, 2005. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report of Form 8-K filed on January 10, 2005.)

4.2	Form of Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to the former owners of Specialty Pharmacies Inc., as of February 28, 2005. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report of Form 8-K filed on March 4, 2005.)

4.3	Subordinated Secured Promissory Notes of Allion Healthcare, Inc., dated as of January 4, 2005, in the aggregate amount of $1,375,000, issued to the former owners of North American Home Health Supply, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 10, 2005.)

4.4	Guaranty given by Allion Healthcare, Inc. to and for the benefit of Michael Stone and Jonathan Spanier dated as of January 4, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 10, 2005.)

4.5	Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to John Pappajohn on January 11, 2000. (Incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

4.6	Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to John Pappajohn on April 15, 2005. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2005.)

4.7	Warrant to purchase common stock of Allion Healthcare, Inc. issued to Crestview Capital Master, LLC on May 13, 2005. (Incorporated by reference to Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 18, 2005.)

4.8	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on May 24, 2005).

10.1	Registration Rights Agreement, dated as of October 30, 2001, by and between Allion Healthcare, Inc. and Gainesborough, L.L.C. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on 10-KSB/A filed in May 2004.)

10.2	Registration Rights Agreement issued to the holders of Series E convertible preferred stock, dated as of December 17, 2004 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2004.)

10.3	1998 Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)

10.4	2002 Stock Option Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2003.)

10.5	Amendment No. 1 to the 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed on November 14, 2005).

10.6	Amended and Restated 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed on November 14, 2005).

10.7	Loan and Security Agreement, dated as of April 21, 1999, by and among the Registrant, The Care Group of Texas Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and HCFP Funding, Inc. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004.)

10.8	Amendment No. 1 to Loan and Security Agreement, executed as of July 27, 2001 and effective as of April 21, 2001, by and among the Registrant, The Care Group of Texas Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.) (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004.)

10.9	Amendment No. 2 to Loan and Security Agreement, dated as of April 2002, by and among the Registrant, The Care Group of Texas, Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.) (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004.)

10.10	Amendment No. 3 and Consent to Loan and Security Agreement, dated as of May 28, 2003, by and among the Registrant, The Care Group of Texas, Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.) (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004.)

10.11	Amendment No. 4 to Loan and Security Agreement, dated as of September 2003, by and among the Registrant, The Care Group of Texas, Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.) (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004.)

10.12	Agreement of Lease Between Reckson Operating Partnership, L.P and Allion Healthcare, Inc. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004.)

10.13	Amendment No. 5 to Loan and Security Agreement, dated as of January 2005, by and among the Registrant, The Care Group of Texas, Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.) (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)

10.14	Amendment No. 6 to Loan and Security Agreement, dated as of February 2005, by and among the Registrant, The Care Group of Texas, Inc., Care Line of Houston, Inc., Mail Order Meds, Inc., Care Line of New York, Inc., Commonwealth Certified Home Care, Inc. and Heller Healthcare Finance, Inc. (f/k/a HCFP Funding, Inc.) (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)

10.15	AmerisourceBergen Prime Vendor Agreement dated September 15, 2003. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)**

10.16	Registration Rights Agreement, dated as of January 4, 2005, by and between Allion Healthcare, Inc. and Michael Stone and Jonathan Spanier. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)

10.16A	Amendment to Registration Rights Agreement dated as of May 19, 2005, between Allion Healthcare, Inc. and Michael Stone and Jonathan Spanier. (Incorporated by reference to Exhibit 10.15A to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

10.17	Registration Rights Agreement, dated as of April 4, 2003 issued to the holders of Series C convertible preferred stock. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

10.18	Form of Registration Rights Agreement, dated as of April 16, 2004 issued to the holders of Series D convertible preferred stock. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

10.19	Form of Registration Rights Agreement, dated as of March 30, 2001 issued to the holders of Series A convertible preferred stock. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

10.20	Amendment No. 7 to Loan and Security Agreement, dated as of May 13, 2005 by and among Allion Healthcare, Inc., f/k/a The Care Group, Inc., Mail Order Meds of Texas, Inc., f/k/a Mail Order Meds, Inc., MOMS Pharmacy, Inc. (New York), f/k/a Mail Order Meds of New York, Inc., MOMS Pharmacy, Inc. (California), MOMS Pharmacy, LLC, Medicine Made Easy, North American Home Health Supply, Inc., Specialty Pharmacies, Inc. and GE HFS Holdings, Inc., f/k/a Heller Healthcare Finance, Inc., (f/k/a HCFP Funding, Inc.) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 18, 2005.)

10.21	Registration Rights Agreement dated as of May 13, 2005 by and between Allion Healthcare, Inc. and Crestview Capital Master, LLC. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 18, 2005.)

10.22	Amendment No. 8 to Loan and Security Agreement, dated as of May 17, 2005 by and among Allion Healthcare, Inc., f/k/a The Care Group, Inc., Mail Order Meds of Texas, Inc., f/k/a Mail Order Meds, Inc., MOMS Pharmacy, Inc. (New York), f/k/a Mail Order Meds of New York, Inc., MOMS Pharmacy, Inc. (California), MOMS Pharmacy, LLC, Medicine Made Easy, North American Home Health Supply, Inc., Specialty Pharmacies, Inc. and GE HFS Holdings, Inc., f/k/a Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

10.23	Noncompetition agreement by and between Allion Healthcare, Inc. and Mikelynn Salthouse dated as of August 27, 2002. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on May 24, 2005.)

10.24	Asset Purchase Agreement by and among Medicine Made Easy and Frontier Pharmacy & Nutrition Inc. dated as of August 4, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 15, 2005.)

10.25	Agreement with the California Department of Health Services dated as of August 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005.)

10.26	Waiver and Consent Agreement, dated as of August 4 by and among Allion Healthcare, Inc., f/k/a The Care Group, Inc., Mail Order Meds of Texas, Inc., f/k/a Mail Order Meds, Inc., MOMS Pharmacy, Inc. (New York), f/k/a Mail Order Meds of New York, Inc., MOMS Pharmacy, Inc. (California), MOMS Pharmacy, LLC, Medicine Made Easy, North American Home Health Supply, Inc., Specialty Pharmacies, Inc. and GE HFS Holdings, Inc., f/k/a Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005.)

10.27	Amendment No. 9 to Loan and Security Agreement, dated as of September 29, 2005 by and among Allion Healthcare, Inc., f/k/a The Care Group, Inc., Mail Order Meds of Texas, Inc., f/k/a Mail Order Meds, Inc., MOMS Pharmacy, Inc. (New York), f/k/a Mail Order Meds of New York, Inc., MOMS Pharmacy, Inc. (California), MOMS Pharmacy, LLC, Medicine Made Easy, North American Home Health Supply, Inc., Specialty Pharmacies, Inc. and GE HFS Holdings, Inc., f/k/a Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005.)

10.28	Agreement of Sublease for 191 Golden Gate Avenue, San Francisco, CA 94102, dated as of February 25, 2005, by and between Tenderloin AIDS Resource Center and Specialty Pharmacies, Inc. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005.)

10.29	Agreement of Lease for 19300 S. Hamilton Ave, Gardena, CA, dated as of August 23, 2005, by and between Kroeze Koncepts, Inc, and Medicine Made Easy (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006.).

10.30	Agreement of Lease for 3940-58 Fourth Avenue, San Diego, CA, dated as of January 9, 2006, by and between Acadia Corporation and Medicine Made Easy (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006.).

10.31	Asset Purchase Agreement among Medicine Made Easy and Priority Pharmacy, Inc., the David C. Zeiger Trust UTD 4/30/93, David C. Zeiger and Peter Ellman dated as of December 9, 2005 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006.).

10.32	Asset Purchase Agreement Among MOMS Pharmacy of Brooklyn, Inc., H.S. Maiman Rx, Inc. Scott Maiman and Nancy Maiman, dated as of March 10, 2006 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006.).

10.33	Warrant Agreement, dated as of April 1, 2003, to Purchase Common Stock of Allion Healthcare, Inc. issued to John Pappajohn Revocable Trust. *

14.1	Code of Ethics. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004.)

21.1	Subsidiaries of the Registrant (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006.).

23.1	Consent of BDO Seidman, LLP. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. § 1350 Section 906 of the Sarbanes-Oxley Act of 2002. *

*	- Filed herewith
**	- Certain portions of this document have been omitted pursuant to a request for confidential treatment. We have filed non-redacted copies of this agreement with the Securities and Exchange Commission.
***	- These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Annual Report on Form 10-K/A or as a separate disclosure document.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at beginning of period	Charge to Cost and Expense	Charged to Other Accounts	Deductions (1)	Balance at End of period
Deducted from asset accounts
Year ended December 31, 2005:
Allowance for doubtful accounts	296,320	128,000		141,496	282,824
Valuation allowance on net deferred tax assets	3,802,000	201,000	668,000		4,671,000

	4,098,320	329,000	668,000	141,496	4,953,824

Deducted from asset accounts
Year ended December 31, 2004:
Allowance for doubtful accounts	437,032	80,200		220,912	296,320
Valuation allowance on net deferred tax assets	2,864,000		938,000		3,802,000

	3,301,032	80,200	938,000	220,912	4,098,320

Deducted from asset accounts
Year ended December 31, 2003:
Allowance for doubtful accounts	276,606	236,558		76,132	437,032
Valuation allowance on net deferred tax assets	2,072,000		792,000		2,864,000

	2,348,606	236,558	792,000	76,132	3,301,032

(1)	Consists primarily of recoveries of accounts previously deemed uncollectible.