Form 10-Q/A
period 2006-03-31
ALLION HEALTHCARE INC
filed 2006-12-04
CIK 847935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Allion Healthcare, Inc. hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 in response to certain comments of the Staff of the Securities and Exchange Commission (the “Commission”) in connection with its review of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 and filed on April 19, 2006, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed on May 10, 2006. The revisions contained in this Amendment No. 1 on Form 10-Q/A include the restatement of our condensed consolidated balance sheet at December 31, 2005 and March 31, 2006 to reflect the reclassification of additional paid in capital to accumulated deficit. Part I, Item 1 of this Form 10-Q/A contains more information about the restatement in “Note 2. Restatement of Financial Statements,” which accompanies the condensed financial statements in this report. Additionally, we have provided enhanced disclosure concerning other comments provided by the Staff. Specifically, footnote 7 has been revised to provide enhanced disclosure regarding acquisitions. Part I, Item 2, Critical Accounting Policies—Revenue Recognition has also been amended to reflect enhanced disclosure regarding premium reimbursement, as appropriate. Additionally, Part I, Item 4, Controls & Procedures has been amended.

For convenience and ease of reference, we are filing the amended Quarterly Report in its entirety. Unless otherwise stated, all information contained in this amended Quarterly Report is as of May 10, 2006, the filing date of our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. For more current information, readers should refer to the reports and other documents we have filed with or furnished to the Commission subsequent to May 10, 2006.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL	STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	At March 31, 2006 (UNAUDITED and RESTATED—See Note 2)	At December 31, 2005 (RESTATED—See Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,404,893	$3,845,037
Short term investments and securities held for sale	15,614,788	23,000,553
Accounts receivable, (net of allowance for doubtful accounts of $288,624 in 2006 and $282,824 in 2005)	16,215,595	14,640,304
Inventories	3,385,645	3,228,225
Prepaid expenses and other current assets	938,301	762,466

Total current assets	70,559,222	45,476,585
Property and equipment, net	849,826	671,396
Goodwill	23,624,565	19,739,035
Intangible assets	21,517,907	20,314,866
Other assets	89,908	87,123

Total Assets	$116,641,428	$86,289,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,505,493	$17,205,977
Notes payable-subordinated	686,973	675,000
Current portion of capital lease obligations	82,549	107,379
Other current liabilities	5,023	—

Total current liabilities	17,280,038	17,988,356
LONG TERM LIABILITIES:
Notes payable—subordinated	—	682,710
Capital lease obligations	81,436	92,818
Deferred income taxes	238,957	153,000
Other	47,010	28,892

Total liabilities	17,647,441	18,945,776

COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, shares authorized 20,000,000; issued and outstanding 0 at March 31, 2006 and December 31, 2005	—	—
Common stock, $.001 par value; shares authorized 80,000,000; issued and outstanding 16,131,316 at March 31, 2006 and 12,956,382 at December 31, 2005.	16,131	12,956
Additional paid-in capital	110,704,797	80,228,664
Accumulated deficit	(11,803,923)	(12,936,944)
Accumulated other comprehensive income	76,982	38,553

Total stockholders’ equity	98,993,987	67,343,229

Total liabilities and stockholders’ equity	$116,641,428	$86,289,005

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

On November 6, 2006, after discussion with the Company’s independent registered public accounting firm, and consultation with management and the Board of Directors, the Company concluded that the financial statements for the three-month and six-month periods ended June 30, 2005, the nine-month period ended September 30, 2005 and the year ended December 31, 2005 should be restated to reflect the fair value adjustment of redeemable warrants that became non-redeemable upon the completion of the Company’s IPO. The fair value of the warrants was approximately $1.5 million and resulted in a fair value adjustment of $1.2 million that will be recorded as a non-cash charge to other expense in the restated financial statements for the three-month and six-month periods ended June 30, 2005. This expense is a one time charge to the income statement and does not affect operating income.

The condensed consolidated balance sheets at March 31, 2006 and December 31, 2005 in this Form 10-Q/A for the three months ended March 31, 2006, have been restated to reflect the reclassification of additional paid in capital to accumulated deficit as a result of the charge to other expense in June 2005. The restatement also affected the three-month and six-month periods ended June 30, 2005, which will be reported on Form 10-Q/A for the quarter ended June 30, 2006, and the nine-month period ended September 30, 2005, which was reported on Form 10Q for the quarter ended September 30, 2006.

The following table reports the items in the condensed consolidated balance sheet at March 31, 2006 and December 31, 2005 that were affected by the restatement.

	Balance Sheet at March 31, 2006		Balance Sheet at December 31, 2005
	As Originally Reported	As Restated	As Originally Reported	As Restated
	(in thousands of dollars)
Additional paid in capital	$109,255	$110,705	$78,779	$80,229
Accumulated deficit	$(10,354)	$(11,804)	$(11,487)	$(12,937)

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

NOTE 5 SHORT TERM INVESTMENTS

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

NOTE 7 ACQUISITIONS

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

The fair value of the warrants was estimated on the date of the issuance using the Black-Scholes option-pricing model. Valuation assumptions used in the Black-Scholes calculation consisted of a volatility of 20%, a stock price of $6.25, a risk free rate equal to the U.S. treasury rate, and an expected term equivalent to the contractual life of each warrant.

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

The warrants for 351,438 shares of common stock have a fair market value of $1,898,215 and were recorded as a liability because the warrants were mandatorily redeemable in full at the option of the holders if the Company failed to complete an initial public offering (“IPO”) by a specified date, or 50% mandatorily redeemable upon a qualifying initial public offering. The valuation of the warrants was based on the value of the various financial outcomes to the holders of the warrants. The various outcomes were based on the Company’s ability to complete an IPO by June 1, 2006. A value was determined under each scenario and then the probability of the outcome was applied to the value of each outcome to get a weighted average value. Upon completion of an IPO, the Company would be required to redeem 50% of the warrants; therefore, 50% of the warrants were valued at $9.00 per share, which is the fixed price at which the Company would redeem such warrants. The fair value of the remaining 50% of the warrants was valued using the Black-Scholes option-pricing model. Valuation assumptions used in the Black-Scholes calculation consisted of a volatility of 20%, a risk free rate equal to the

U.S. treasury rate, and an expected term equivalent to the contractual life of each warrant. If the Company was unable to complete an IPO by June 1, 2006, the holders of these warrants had the right to have the Company acquire 100% of their warrants at a price of $6.26 per share. In this scenario, 100% of the warrants were valued using the Black-Scholes option pricing model using the same assumptions set forth above.

Upon completion of its IPO in June 2005, Allion redeemed and acquired 50% of the warrants issued to the former owners of Specialty Pharmacies, Inc. at a price of $9.00 per share in accordance with the terms of the warrants. Allion paid $1,581,471 with proceeds from the IPO to repurchase 175,719 shares or 50% of the warrants issued to the Specialty Sellers. The warrants for the remaining 50%, or 175,719 shares, were revalued at fair value and reclassified to equity. The fair value of the remaining 50% was $1,449,959 and resulted in a fair value adjustment of $1,133,215 that was recorded as other expense in June 2005.

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

The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its presence in the Northern California and Washington HIV/AIDS market. The acquisition was recorded by allocating the purchase price to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess cost over the net amounts assigned to the fair value of the assets acquired is recorded as goodwill. The results of operations from the acquisition are included in Allion’s consolidated operating results as of the date the assets were acquired.

On August 5, 2005, Medicine Made Easy (“MME”), a California corporation and wholly-owned subsidiary of the Company, purchased certain assets of Frontier Pharmacy & Nutrition, Inc. d/b/a PMW Pharmacy (“PMW”), a California-based specialty pharmacy focused on HIV/AIDS pharmacy services in the Long Beach, California area. Under the terms of the asset purchase agreement between MME and PMW, MME acquired selected assets, including PMW’s customer list of HIV/AIDS patients and inventory, for the following:

•	$8,875,379 of cash paid, including $145,379 of direct acquisition costs paid (total acquisition costs have been estimated at $300,000—$154,621 remains accrued at March 31, 2006);

•	$970,000 escrow payment paid 90 days after closing; and

•	$151,765 cash paid for inventories.

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

On December 9, 2005, MME purchased certain assets of Priority Pharmacy, Inc. (“Priority”), a California-based specialty pharmacy focused on HIV/AIDS pharmacy services in the San Diego, California area. Under the terms of the asset purchase agreement between MME and Priority, MME acquired selected assets, including Priority’s customer list of HIV/AIDS patients and inventory, for the following:

•	$7,769,905 of cash paid, including $169,905 of direct acquisition costs paid (total acquisition costs have been estimated at $250,000—$80,095 remains accrued at March 31, 2006);

•	$95,000 of additional cash paid as part of a subsequent Asset Purchase Agreement dated January 23, 2006; and

•	$379,192 cash paid for inventories.

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

On March 13, 2006, MOMS Pharmacy of Brooklyn, Inc. (“MOMS of Brooklyn”), a New York corporation and wholly owned subsidiary of the Company purchased certain assets of H.S. Maiman Rx, Inc. (“Maiman”), a Brooklyn, New York pharmacy. Under the Asset Purchase Agreement between MOMS of Brooklyn and Maiman, MOMS of Brooklyn acquired selected assets, including Maiman’s customer list of HIV/AIDS patients and inventory, for the following:

•	$4,811,956 of cash paid, including $86,956 of direct acquisition costs paid (total acquisition costs have been estimated at $125,000—$38,044 remains accrued at March 31, 2006);

•	$525,000 additional payment due; and

•	$431,571 cash paid for inventories.

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

The following tables describe the allocation of purchase price for these five acquisitions:

Purchase Price Paid for North American
Cash paid	$5,141,996
Notes Payable	1,375,000
Fair value of warrants issued	241,760
Direct acquisition costs	473,999

Total Purchase Price	7,232,755
less: net tangible assets	(243,630)
debt discount	(51,253)

$6,937,872

Allocation of Purchase Price for North American
Covenant Not to Compete (5 year life)	$50,000
Referral Lists (15 year life)	4,514,331
Goodwill	2,373,541

$6,937,872

Purchase Price Paid for Specialty
Cash paid	$5,000,000
Notes Payable	1,401,369
Fair value of warrants issued	1,898,215
Direct acquisition costs	655,017

Total Purchase Price	8,954,601
plus: net liabilities	415,493

$9,370,094

Allocation of Purchase Price for Specialty
Covenant Not to Compete (5 year life)	$75,000
Covenant Not to Compete (3 year life)	222,672
Referral Lists (15 year life)	4,153,386
Workforce (part of goodwill)	400,190
Goodwill	4,518,846

$9,370,094

Purchase Price Paid for PMW
Cash paid	$8,730,000
Escrow payment payable	970,000
Inventories	151,765
Direct acquisition costs	300,000

Total purchase price	10,151,765
less: net tangible assets	(151,765)

$10,000,000

Allocation of Purchase Price for PMW
Referral list (15 year life)	$5,819,174
Non compete—participating owner (3 year life)	851,822
Non compete—non-participating owner (3 year life)	25,000
Workforce (part of goodwill)	110,350
Goodwill	3,193,654

$10,000,000

Purchase Price Paid for Priority
Cash paid	$7,600,001
Additional cash paid—subsequent purchase	95,000
Inventories	379,192
Direct acquisition costs	250,000

Total purchase price	8,324,193
less: net tangible assets	(389,227)
operating expense	(8,250)

$7,926,716

Allocation of Purchase Price for Priority
Referral list (15 year life)	$2,577,240
Non compete—active owner (5 year life)	418,561
Non compete—inactive owner (5 year life)	25,000
Workforce (part of goodwill)	118,661
Goodwill	4,787,254

$7,926,716

Purchase Price Paid for Maiman
Cash paid	$4,725,000
Additional payments due	525,000
Inventories	431,571
Direct acquisition costs	125,000

Total purchase price	5,806,571
less: net tangible assets	(431,571)

$5,375,000

Preliminary Allocation of Purchase Price for Maiman*
Referral list (15 year life)	$1,700,000
Non compete (5 year life)	25,000
Workforce (part of goodwill)	120,000
Goodwill	3,530,000

$5,375,000

*	Maiman allocation of purchase price is subject to change based on finalization of independent valuation.

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

	NAHH	Specialty
Accounts receivable	$1,592,726	$2,135,450
Other current assets	267,874	882,461
Property & equipment, net	15,679	57,158
Intangible assets	—	49,805
Other assets	19,737	—

Total assets acquired	1,896,016	3,124,874

Accounts payable	$1,478,675	$3,447,362
Other current liabilities	173,711	83,170
Other long term liabilities	—	9,835

Total liabilities acquired	1,652,386	3,540,367

Net assets (liabilities) acquired	$243,630	$(415,493)

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2006, are as follows:

Balance as of December 31, 2005	$19,739,035
Goodwill acquired during year	3,885,530
Impairment losses	—

Balance as of March 31, 2006	$23,624,565

NOTE 8 CONTINGENCIES—LEGAL PROCEEDINGS

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

Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion No. 25, ”Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its employee stock-based compensation. Under APB No. 25, compensation expense was recorded if, on the date of grant, the market price of the underlying stock exceeded its exercise price. As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123” (“SFAS No. 148”), the Company had retained the accounting prescribed by APB No. 25 and presented the disclosure information prescribed by SFAS No. 123 and SFAS No. 148.

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

NOTE 11 MAJOR SUPPLIERS

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

NOTE 12 SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Interest paid on credit facilities, notes and capital leases for the three months ended March 31, 2006 and 2005 was $29,450 and $94,330, respectively. During 2005, the Company made two acquisitions of assets with part of the consideration paid with notes payable. The detail for these transactions can be found in Note 7.

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

NOTE 14 SUBSEQUENT EVENTS

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

On April 21, 2006, the Company allowed its credit facility with GE HFS Holdings, Inc. f/k/a Heller Healthcare Finance (“GE”) to expire. The GE credit facility provided for the Company to borrow up to a maximum of $6,000,000, based on the Company’s accounts receivable. At this time, the Company has not elected to renew this credit facility but is having discussions with GE about maintaining the current facility.

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

RESTATEMENT

As discussed more fully in Note 2 to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report, we are restating our previously reported condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2005, the nine-month period ended September 30, 2005 and our fiscal year ended December 31, 2005. This Form 10-Q/A reflects the restatement of the condensed consolidated balance sheet at December 31, 2005 to reclassify additional paid in capital to accumulated deficit as a result of the change to other expense in June 2005 and the restatement’s impact on the condensed consolidated balance sheet at March 31, 2006.

This discussion and analysis (MD&A) should be read in conjunction with the restated financial statements and notes appearing elsewhere in this Report and our 2005 Annual Report on Form 10-K/A filed on November 17, 2006, which reflects the restatement of our financial statements for the year ended December 31, 2005 noted above.

FORWARD-LOOKING STATEMENTS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and our 2005 Annual Report on Form 10-K/A filed November 17, 2006. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including, but not limited to:

•	The effect of regulatory changes, including but not limited to, the Medicare Prescription Drug improvement and Modernization Act of 2003;

•	The reduction of reimbursement rates for primary services provided by government and other third-party payers;

•	Changes in reimbursement policies and possible other potential reductions in reimbursements by other state agencies;

•	The ability of the Company to market its customized packaging system and the acceptance of such system by healthcare providers and patients;

•	The ability of the Company to manage its growth with a limited management team; and

•	The availability of appropriate acquisition candidates and or ability to successfully complete and integrate acquisitions.

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

In New York, reimbursement rates for pharmacy services provided under Medicaid were reduced in September 2004. Under the reduced reimbursement rate, prescriptions were reimbursed at the AWP less 12.75% plus a dispensing fee of $3.50 for brand name drugs and AWP less 16.5% plus a dispensing fee of $4.50 for generic drugs. Despite this reduction, approved specialized HIV pharmacies were reimbursed at a more favorable pre-reduction reimbursement rate of AWP less 12% plus a dispensing fee of $3.50 for brand name drugs and $4.50 for generic drugs. The legislation authorizing the more favorable reimbursement rate is effective until further legislation changes it. We have been notified by the Department of Health in New York that we qualify for the specialized pharmacy reimbursement and we have recognized the expected revenues. The first payment under this reimbursement program was subsequently received in April 2006. Our continuing qualification for specialized HIV pharmacy reimbursement is dependent upon our recertification by the Department of Health in New York as an approved specialized HIV pharmacy. We are currently certified through September 2006.

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

For the three month period ended March 31, 2006, the Company has recognized $858,457 of net sales for retroactive premium reimbursement relating to prior periods in 2005 and 2004 for the CA Pilot Program. This adjustment to retroactive premium reimbursement is based on information provided to us by the state of California concerning the amount we should be receiving for our Specialty operations. We expect to receive this payment in the second quarter of 2006. As of March 31, 2006, we had $1,882,559 of accrued revenue relating to premium reimbursement in New York and California including retroactive payments for prior periods. In April 2006, we received an annual payment of approximately $400,000 for these accrued amounts under the New York program. In addition, we have not received payment from California relating to the former operations of Specialty Pharmacies, Inc. Based on discussions with this state agency, we believe that we will receive payment for the accrued revenues associated with the CA Pilot Program for our Specialty operations during the second quarter of 2006.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2006.

Changes in Internal Control over Financial Reporting

We have implemented changes in the identification and valuation of option and warrant grants, which include instituting checklists and processes surrounding our valuation models and techniques. We implemented the Great Plains accounting system as of January 1, 2006. There have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

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

Item 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2005. The following information sets forth material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A dated November 17, 2006.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

(a)

Exhibits

31.1	Certification of the Chief Executive Officer pursuant Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 4, 2006

ALLION HEALTHCARE, INC.

By:	/S/ JAMES G. SPENCER
James G. Spencer Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)