Form 10-Q/A
period 2006-06-30
ALLION HEALTHCARE INC
filed 2006-12-04
CIK 847935

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

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Allion Healthcare, Inc. hereby amends its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 in response to certain comments of the Staff of the Securities and Exchange Commission (the “Commission”) in connection with its review of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 and filed on April 19, 2006, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed on May 10, 2006. The revisions contained in this Amendment No. 1 on Form 10-Q/A include the restatement of our condensed consolidated balance sheet at June 30, 2006 and 2005; our condensed consolidated statements of operations for the three and six months ended June 30, 2005; our condensed consolidated statements of cash flows for the six months ended June 30, 2005; and the related notes. Part I, Item 1 of this Form 10-Q/A contains more information about the restatement in “Note 2. Restatement of Financial Statements,” which accompanies the condensed financial statements in this report. Additionally, we have provided enhanced disclosure concerning other comments provided by the Staff. Specifically, footnote 9 has been revised to provide enhanced disclosure regarding acquisitions. Part I, Item 2, Critical Accounting Policies - Revenue Recognition has been amended to reflect enhanced disclosure regarding premium reimbursement, as appropriate. Furthermore, the Results of Operations sections in MD&A for the three and six months ended June 30, 2006 and 2005 have been amended to reflect other revised disclosure relating to the restatement and a correction of previously reported patient months in our California operations for the three and six months ended June 30, 2006. Additionally, Part I, Item 4, Controls & Procedures has been amended.

For convenience and ease of reference, we are filing the amended Quarterly Report in its entirety. Unless otherwise stated, all information contained in this amended Quarterly Report is as of August 9, 2006, the filing date of our original Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. For more current information, readers should refer to the reports and other documents we have filed with or furnished to the Commission subsequent to August 9, 2006.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	At June 30, 2006 (UNAUDITED)	At December 31, 2005
ASSETS	(RESTATED - See Note 2)	(RESTATED - See Note 2)
CURRENT ASSETS:
Cash and cash equivalents	$26,641,799	$3,845,037
Short term investments and securities held for sale	1,500,000	23,000,553
Accounts receivable, (net of allowance for doubtful accounts of $489,531 in 2006 and $282,824 in 2005)	19,170,027	14,640,304
Inventories	4,794,277	3,228,225
Prepaid expenses and other current assets	1,076,875	762,466
Total current assets	53,182,978	45,476,585
Property and equipment, net	928,366	671,396
Goodwill	30,979,517	19,739,035
Intangible assets	33,324,279	20,314,866
Other assets	89,814	87,123
Total Assets	$118,504,954	$86,289,005
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,027,790	$17,205,977
Notes payable-subordinated	691,284	675,000
Current portion of capital lease obligations	66,459	107,379
Other current liabilities	4,926	—
Total current liabilities	17,790,459	17,988,356
LONG TERM LIABILITIES:
Notes payable - subordinated	—	682,710
Capital lease obligations	69,789	92,818
Deferred income taxes	328,054	153,000
Other	59,027	28,892
Total liabilities	18,247,329	18,945,776
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, shares authorized 20,000,000; issued and outstanding 0 at June 30, 2006 and December 31, 2005	—	—
Common stock, $.001 par value; shares authorized 80,000,000; issued and outstanding 16,203,166 at June 30, 2006 and 12,956,382 at December 31, 2005.	16,203	12,956
Additional paid-in capital	111,320,132	80,228,664
Accumulated deficit	(11,142,165)	(12,936,944)
Accumulated other comprehensive income	63,455	38,553
Total stockholders’ equity	100,257,625	67,343,229
Total liabilities and stockholders’ equity	$118,504,954	$86,289,005

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(RESTATED - See Note 2)		(RESTATED - See Note 2)
Net sales	$51,971,680	$28,639,099	$93,256,882	$51,334,848
Cost of goods sold	44,665,004	24,440,885	79,296,123	43,563,031
Gross profit	7,306,676	4,198,214	13,960,759	7,771,817
Operating expenses:
Selling, general and administrative expenses	6,753,337	3,987,683	12,553,639	7,435,911
Operating income	553,339	210,531	1,407,120	335,906
Interest income (expense)	366,981	(1,417,634)	777,817	(1,524,573)
Other income (expense)	—	(1,133,215)	102	(1,133,215)
Income (loss) from continuing operations before taxes	920,320	(2,340,318)	2,185,039	(2,321,882)
Provision for taxes	258,562	—	390,260	—
Income (loss) before discontinued operations	661,758	(2,340,318)	1,794,779	(2,321,882)
Loss from discontinued operations	—	(5,210)	—	(10,550)
Net income (loss)	$661,758	($2,345,528)	$1,794,779	($2,332,432)
Deemed dividend on preferred stock	—	1,338,047	—	1,338,047
Net income (loss) available to common shareholders	$661,758	($3,683,575)	$1,794,779	($3,670,479)

Basic and diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.04	($0.91)	$0.11	($1.02)
Loss from discontinued operations	—	—	—	—
Earnings (loss) per share	$0.04	($0.91)	$0.11	($1.02)

Basic weighted average of common shares outstanding	16,190,298	4,069,802	15,693,937	3,587,580
Diluted weighted average of common shares outstanding	17,235,908	4,069,802	16,917,646	3,587,580

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended June 30,
	2006	2005
		(RESTATED - See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,794,779	$(2,332,432)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,672,676	685,127
Deferred rent	30,135	2,780
Provision for doubtful accounts	217,500	25,000
Amortization of debt discount on acquisition notes	8,574	—
Tax benefit realized from the exercise of employee stock options	215,207	—
Non-cash stock compensation expense	81,051	—
Mandatory redeemable warrants	—	1,133,215
Non-cash interest expense	—	966,000
Deferred Income Taxes	175,054	—
Loss on disposition of property and equipment	411	—
Changes in operating assets and liabilities:
Accounts receivable	(4,747,223)	(618,167)
Inventories	(456,559)	116,659
Prepaid expenses and other current assets	(527,909)	(274,028)
Accounts payable and accrued expenses	420,127	429,854
Net cash provided by (used in) operating activities:	(1,116,177)	134,008
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(389,008)	(84,542)
Purchases of short term securities	(53,646,039)	(13,387,000)
Sales of short term securities	75,171,494	—
Proceeds from disposition of property and equipment	100	—
Payments for acquisition of NAHH, net of cash acquired of $88,808	(16,614)	(5,150,268)
Payments for acquisition of SPI	(8,815)	(5,089,559)
Payments for acquisition of Oris’s Assets	(315,605)	(1,345,095)
Payments for acquisition of PMW’s Assets	—	(5,242)
Payments for acquisition of Priority’s Assets	(1,387,047)	—
Payments for acquisition of Maiman’s Assets	(5,779,473)	—
Payments for acquisition of H&H’s Assets	(4,250,577)	—
Payments for acquisition of Whittier’s Assets	(15,729,118)	—
Net cash used in investing activities	(6,350,702)	(25,061,706)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Preferred Stock	—	103,554
Proceeds from line of credit	—	43,246,791
Repayment of line of credit	—	(44,058,705)
Net proceeds from IPO	—	46,576,541
Net proceeds from secondary public offering	28,852,195	—
Proceeds from exercise of employee stock options and warrants	2,150,395	—
Notes Payable and Mandatory Warrants from acquisitions	—	(3,034,093)
Repayment of capital leases and long term debt	(738,949)	(4,421,379)
Proceeds from notes payable	—	3,500,000
Net cash provided by financing activities	30,263,641	41,912,709
NET INCREASE IN CASH AND CASH EQUIVALENTS	22,796,762	16,985,011
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,845,037	6,979,630
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,641,799	$23,964,641
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

On November 6, 2006, after discussion with the Company’s independent registered public accounting firm, and consultation with management and the Board of Directors, the Company concluded that the financial statements for the three-month and six-month periods ended June 30, 2005, the nine-month period ended September 30, 2005 and the fiscal year ended December 31, 2005 should be restated to reflect the fair value adjustment of redeemable warrants that became non-redeemable upon the completion of the Company’s IPO. The fair value of the warrants was approximately $1.5 million and resulted in a fair value adjustment of approximately $1.2 million which will be recorded as a non-cash charge to other expense in the restated financial statements for the three-month and six-month periods ended June 30, 2005. This expense is a one time charge to the income statement and does not affect operating income.

Below are summary financial tables comparing the originally reported financial statements to the restated financial statements for the three-month and six-month periods ended June 30, 2005. The restatement also affected the nine-month period ended September 30, 2005, which was reported in a separately filed Form 10-Q for the quarter ended September 30, 2006, and the year ended December 31, 2005, which was reported in a Form 10-K/A for the year ended December 31, 2005 filed on November 17, 2006.

The following table reports the items in the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2005 that were affected by the restatement and the reclass of $57,000 of sales revenue from other income.

(in thousands of dollars, except per share data)	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Net sales	$28,582	$28,639	$51,278	$51,335
Gross profit	$4,141	$4,198	$7,715	$7,772
Operating income	$154	$211	$279	$336
Discontinued operations	($5)	($5)	($11)	($11)
Deemed dividend on preferred	($1,338)	($1,338)	($1,338)	($1,338)
Net loss available to common shareholders	($2,234)	($3,684)	($2,221)	($3,671)
Basic and diluted loss per common share	($0.55)	($0.91)	($0.62)	($1.02)
Basic and diluted weighted average shares	4,070	4,070	3,588	3,588

The following table reports the items in the condensed consolidated balance sheet at June 30, 2005 that were affected by the restatement.

(in thousands of dollars)	Balance Sheet at
	June 30, 2005
	(Unaudited)
	As Previously	As
	Reported	Restated
Additional paid in capital	$71,177	$72,627
Accumulated deficit	($12,774)	($14,224)

The following table reports the items in the condensed consolidated statement of cash flows for the six months ended June 30, 2005 that were affected by the restatement.

(in thousands of dollars)	Cash Flow for
	Six Months Ended
	June 30, 2005
	As Previously	As
	Reported	Restated
Net income (loss)	($882)	($2,332)
Mandatory redeemable warrants	($317)	$1,133

NOTE 3 RECLASSIFICATIONS

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

NOTE 4 EARNINGS PER SHARE

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

NOTE 5 CASH AND CASH EQUIVALENTS

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

Cash	$ 5,754,425
Short-term securities	20,887,374
Total	$26,641,799

NOTE 6 SHORT TERM INVESTMENTS

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

NOTE 7 INITIAL PUBLIC OFFERING

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

NOTE 8  SECONDARY PUBLIC OFFERING

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

NOTE 9 ACQUISITIONS

On March 13, 2006, MOMS Pharmacy of Brooklyn, Inc. (“MOMS of Brooklyn”), a New York corporation and wholly owned subsidiary of the Company purchased certain assets of H.S. Maiman Rx, Inc. (“Maiman”), a Brooklyn, New York pharmacy. Under the terms of the asset purchase agreement between MOMS of Brooklyn and Maiman, MOMS of Brooklyn acquired selected assets, including Maiman’s customer list of HIV/AIDS patients and inventory, for the following:

•	$4,822,902 of cash paid, including $97,902 of direct acquisition costs paid (total acquisition costs have been estimated at $125,000 - $27,098 remains accrued at June 30, 2006); and

•	$525,000 additional payment; and

•	$431,571 cash paid for inventories.

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

On April 6, 2006, Medicine Made Easy (“MME”), a California corporation and wholly owned subsidiary of the Company, purchased certain assets of the HIV business of H&H Drug Stores, Inc. (“H&H”), a Glendale, California based pharmacy doing business as Western Drug, for the following:

•
$4,179,899 cash paid, including $39,899 of direct acquisition costs paid (total acquisition costs have been estimated at $165,000 - $125,101 remains accrued at June 30, 2006) and $230,000 paid on each of May 6, 2006 and June 6, 2006 based on H&H providing certain transitional services to MME relating to the acquired assets; and

•	$230,000 payable on each of July 6, 2006 and August 6, 2006, subject to H&H providing certain transitional services to MME relating to the acquired assets; and

•	$70,678 cash paid for inventories.

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

On May 1, 2006, MME purchased substantially all of the assets of Whittier Goodrich Pharmacy, Inc. (“Whittier”), a Los Angeles, California based specialty pharmacy, and its two shareholders, for a total purchase price of $15 million, payable as follows:

•
$15,128,570 cash paid (of which $3,000,000 remained in escrow at June 30, 2006 pending completion of certain conditions), including $128,570 of direct acquisition costs paid (total acquisition costs have been estimated at $225,000 - $96,430 remains accrued at June 30, 2006) and $61,427 of fixed assets; and

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$54,278,112	$53,200,256	$107,689,387	$105,129,270
Net Income (Loss)	669,619	(2,990,453)	2,318,324	(1,765,275)
Earnings per common share:
Basic	$0.04	$(0.73)	$0.15	$(0.49)
Diluted	$0.04	$(0.73)	$0.13	$(0.49)

 On June 30, 2005, Oris Health, Inc, a newly-formed California corporation and wholly-owned subsidiary of the Company, acquired, pursuant to an asset purchase agreement dated May 19, 2005, all right, title and interest in and to certain intellectual property and other assets owned, leased or held for use by Oris Medical System, Inc. (“Oris”) a development stage company incorporated in Washington, including an assignment of Oris’ license to use Ground Zero Software, Inc.’s computer software program known as LabTracker—HIV™, and Oris System, an electronic prescription writing system. Pursuant to the terms of an earn-out formula set forth in the asset purchase agreement, Oris and Ground Zero may receive up to an additional $40,000,000 in the aggregate, paid on a quarterly basis, based on the net number of HIV patients of physician customers utilizing the LabTracker—HIV™ software or the Oris System to fill their prescriptions at MOMS Pharmacy or an affiliate of MOMS Pharmacy. During the second quarter of 2006, we serviced 734 total patients that were monitored under LabTracker and/or Oris software. The Company has made earn-out payments according to the asset purchase agreement in respect to 270 patients since the Company acquired Oris Medical System, Inc. Oris’ and Ground Zero’s rights to these additional payments terminate 40 months after the closing of the acquisition and, under certain circumstances set forth in the asset purchase agreement, portions of these additional payments may be made in stock of the Company. Earn-out payments are recorded quarterly as earned. Payments made to Oris for the patients from existing clinics will be allocated to the clinic list and amortized over a fixed 15 year period beginning from when Oris was acquired, and from new clinics, will be expensed. Payments made to Ground Zero for patients from both new and existing clinics will be allocated to the exclusive LabTracker license agreement and will be amortized over its remaining life. Oris does not qualify as a business so the transaction was accounted for as the acquisition of certain assets and liabilities of Oris.

Purchase Price Paid for Oris’ Intangible Assets
Cash paid	$1,000,000
Earn out obligation	270,000
Operating expenses paid to seller	250,000
Employee severance payments	72,520
Direct acquisition costs	119,401
Total Purchase Price	1,711,921
less: net tangible assets	(29,000)
$1,682,921
Allocation of Purchase Price for Oris’ Intangible Assets
License agreement—LabTracker—exclusive rights (40 month life)	$1,182,500
Clinic List (15 year life—from date of purchase)	214,300
Computer software (3 year life)	86,121
Non compete (40 month life)	200,000
$1,682,921

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2006, are as follows:

Balance as of December 31, 2005	$19,739,035
Goodwill acquired during year	11,240,482
Impairment losses	—
Balance as of June 30, 2006	$30,979,517

NOTE 10 CONTINGENCIES - LEGAL PROCEEDINGS

On March 9, 2006, we alerted the staff of the SEC’s Division of Enforcement to the issuance of our press release of that date announcing our intent to restate our financial statements for the periods ended June 30, 2005 and September 30, 2005 relating to the valuation of warrants as disclosed in Note 15. On March 13, 2006, we received a letter from the Division of Enforcement notifying us that the Division of Enforcement had commenced an informal inquiry and requested that we voluntarily produce certain documents and information. In that letter, the SEC also stated that the informal inquiry should not be construed as an indication that any violations of law have occurred. We are cooperating fully with the Division of Enforcement’s inquiry.

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

NOTE 11 STOCK-BASED COMPENSATION PLAN

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

Had compensation expense for stock option grants issued been determined under the fair value method of SFAS No. 123, the Company’s net loss and loss per share (EPS) for the three and six-month periods ended June 30, 2005 would have been:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Reported Income	$(3,683,575)	$(3,670,479)
Stock-based compensation cost	110,685	225,702
Pro-forma net loss	$(3,794,260)	$(3,896,181)
Reported basic & diluted EPS	(0.91)	(1.02)
Pro-forma basic & diluted EPS	(0.93)	(1.09)

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

NOTE 12 CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

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

NOTE 13 MAJOR SUPPLIERS

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

NOTE 14 SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

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

NOTE 16 RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 17 SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

As discussed more fully in Note 2 to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report, we are restating our previously reported condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2005, the nine-month period ended September 30, 2005 and our year ended December 31, 2005. This Form 10-Q/A reflects the restatement of the financial statements for the three-month and six-month periods ended June 30, 2005, and reflects the restatement of the condensed consolidated balance sheet at December 31, 2005 to reclassify additional paid in capital to accumulated deficit as a result of the change to other expense in June 2005 and the restatement’s impact on the condensed consolidated balance sheet at June 30, 2006.

This discussion and analysis (MD&A) should be read in conjunction with the restated financial statements and notes appearing elsewhere in this Report and our 2005 Annual Report on Form 10-K/A filed on November 17, 2006, which was amended to reflect the restatement of our financial statements for our year ended December 31, 2005 noted above.

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

Revenue Recognition. Net sales refer to our sales of medications and nutritional supplements to patients and are reported net of contractual allowances to patients, government and private payors and others in the period when delivery to our patients is completed. Any customer can initiate the filling of prescriptions by having a doctor call in prescriptions to our pharmacists, faxing over a prescription, or mailing prescriptions to one of our facilities. Once we have verified that the prescriptions are valid and have received authorization from a customer’s insurance company or state insurance program, the pharmacist then fills the prescriptions and ships the medications to the customers through our outside delivery service, an express courier service, postal mail, or the patient picks up the prescription at the pharmacy. We served 15,187 patients in the month of June 2006.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

The following table sets forth the net sales and operating data for each of our distribution centers for the six months ended June 30, 2006 and 2005:
	Six Months Ended June 30,
	2006			2005
Distribution Region	Net Sales	Prescriptions	Patient Months (1) (RESTATED)	Net Sales	Prescriptions	Patient Months
California (2)(3)(4)	$63,240,774	272,613	58,037	$28,267,954	139,985	32,111
New York (5)	27,297,979	103,138	15,546	20,938,566	81,292	11,484
Florida	896,008	5,133	686	1,134,194	7,091	831
Seattle (2)	1,822,121	10,142	1,796	994,134	6,659	1,136
Total	$93,256,882	391,026	76,065	$51,334,848	235,027	45,562

(1)   For the six month period ended June 30, 2006, we originally reported patient months for California operations of 60,668. We subsequently identified an error in the reporting system used by Whittier and the corrected number of patient months for the California operations for the six month period ended June 30, 2006 is 58,037. This correction does not affect our reported financial results for the six months ended June 30, 2006. Whittier was subsequently converted to our pharmacy platform in September 2006.

(2)   California & Seattle operations for the six months ended June 30, 2005 include four months of contribution from SPI.

(3)    California operations for the six months ended June 30, 2006 included six months contribution from SPI, PMW and Priority and two and one half months contribution from H&H and two months contribution from Whittier.

(4)    California operations for the six months ended June 30, 2006 includes $858,457 of retroactive premium reimbursement for prior periods in 2005 and 2004.

(5)    New York operations for the six months ended June 30, 2006 include a three and a half months of contribution from Maiman.

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

NET SALES

Net sales for the six months ended June 30, 2006 increased to $93,256,882 from $51,334,848 for the six months ended June 30, 2005, an increase of 81.7%. The increase in net sales for the six months ended June 30, 2006 as compared to the same period in 2005 is primarily attributable to the Company’s acquisitions and to an increase in volume from the addition of new patients in California and New York. During the six months ended June 30, 2006, we owned SPI, PMW, and Priority for six months, Maiman for three and one half months, H&H for two and one half months, and Whittier for two months. Together these acquisitions contributed approximately $34.7 million of revenue for the six month period ended June 30, 2006. Increases in net sales for the six months ended June 30, 2006 were partially offset by the implementation of MMA, which resulted in lower reimbursement rates for our dual eligible patients.

For the six month period ended June 30, 2006, we have recognized $858,457 of net sales for retroactive premium reimbursement relating to prior periods in 2005 and 2004 for the CA Pilot Program. We received a first payment of $506,939 for this retroactive premium reimbursement in June 2006. As of June 30, 2006, we had $1,266,129 of accrued revenue relating to premium reimbursement in New York and California including retroactive payments for prior periods. As of July 30, 2006, we received payments of approximately $752,000 for these accrued amounts from California including payments related to the operations of Specialty Pharmacies, Inc. We have begun to receive regular payments for premium reimbursement for our Specialty operations, which are paid in conjunction with the regular reimbursement amounts due through the normal payment cycle for the California pilot program.

GROSS PROFIT

Gross profit was $13,960,759 and $7,771,817 for the six months ended June 30, 2006 and 2005 respectively, and represents 15.0% and 15.1% of net sales, respectively. Excluding the $858,457 related to the retroactive premium reimbursement (in net sales) from prior periods, the adjusted gross margin for the six months ended June 30, 2006 would have been 14.2%. Our adjusted gross margin for the six months ended June 30, 2006 decreased 0.9% as compared with the gross margin for the six months ended June 30, 2005 primarily due to lower reimbursement on patients that moved from state Medicaid programs to Medicare Part D and the increased focus on lower margin HIV business as the higher margin NAHH business becomes a smaller portion of the overall business.

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

OPERATING INCOME

Operating income was $1,407,120 and $335,906 for the six months ended June 30, 2006 and 2005, respectively and represents 1.5% and 0.7% of net sales, respectively. The increase in operating income is attributable to an increase in gross profit of $6,245,942 million and a decrease in selling, general and administrative expenses as a percent of net sales of 1.0%.

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

Other income was $102 and other expense was $1,133,215 for the six months ended June 30, 2006 and 2005, respectively. The other expense recorded in the six months ended June 30, 2005 related to the fair value adjustment of redeemable warrants that became non-redeemable upon the completion of our IPO. The fair value adjustment resulted in an additional charge to other expense of $1,133,215.

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

NET INCOME (LOSS)

For the six months ended June 30, 2006, we recorded net income of $1,794,779 as compared to a net loss of $2,332,432 for the comparable period in the prior year. The increase in net income is primarily attributable to revenue growth, increased gross profit and interest income as opposed to interest expense.

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

The following table sets forth the net sales and operating data for each of our distribution centers for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006			2005
Distribution Region	Net Sales	Prescriptions	Patient Months (1) (RESTATED)	Net Sales	Prescriptions	Patient Months
California (2)	$35,509,951	155,294	34,938	$16,576,342	84,544	18,004
New York	14,987,520	57,304	9,213	10,788,771	41,287	5,774
Florida	482,353	2,649	361	583,277	3,515	409
Seattle	991,856	5,206	906	690,709	4,923	843
Total	$51,971,680	220,453	45,418	$28,639,099	134,269	25,030

(1)   For the three month period ended June 30, 2006, we originally reported patient months for California operations of 34,938. We subsequently identified an error in the reporting system used by Whittier and the corrected number of patient months for the California operations for the three month period ended June 30, 2006 is 32,307. This correction does not affect our reported financial results for the three months ended June 30, 2006. Whittier was subsequently converted to our pharmacy platform in September 2006.

(2)   California operations for the three months ended June 30, 2006 include two and one half months of contribution from H&H and two months contribution from Whittier.

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

NET SALES

Net sales for the three months ended June 30, 2006 increased to $51,971,680 from $28,639,099 for the three months ended June 30, 2005, an increase of 81.5%. The increase in net sales for the three months ended June 30, 2006 as compared to the same period in 2005 is primarily attributable to the Company’s acquisitions and to an increase in volume from the addition of new patients in California and New York. During the three months ended June 30, 2006, we owned PMW, Priority, and Maiman for three months, H&H for two and one half months, and Whittier for two months. Together these acquisitions contributed approximately $20.3 million of revenue in the three month period ended June 30, 2006. Increases in net sales for the three months ended June 30, 2006 were partially offset by the implementation of MMA, which resulted in lower reimbursement rates for our dual eligible patients.

GROSS PROFIT

Gross profit was $7,306,676 and $4,198,214 for the three months ended June 30, 2006 and 2005, respectively, and represents 14.1% and 14.7% of net sales, respectively. Our gross margin for the three months ended June 30, 2006 decreased 0.6% as compared with the gross margin for the three months ended June 30, 2005 primarily due to a gross margin experienced at Whittier which was lower than the consolidated gross margin of the historical business. We also experienced an unexpected decrease in the reimbursement for a nutritional product which resulted in a decreased gross margin for NAHH. The decrease in the gross margin was offset year over year from the recognition of premium reimbursement in California, which we began recording in September 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $6,753,337 and $3,987,683 for the three months ended June 30, 2006 and 2005, respectively, and represented 13.0% and 13.9% of net sales, respectively. The increase in selling, general and administrative expenses of $2,765,654 for the three months ended June 30, 2006 as compared to the same period in 2005 was primarily due to the acquisitions of PMW, Priority, Maiman, H&H, and Whittier. These acquisitions represented approximately $2.4 million of the increase. In addition to the increases in expenses related to the acquisitions, the following increases were associated with our historical businesses:

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

OPERATING INCOME

Operating income was $553,339 and $210,531 for the three months ended June 30, 2006 and 2005, respectively and represents 1.1% and 0.7% of net sales, respectively. The increase in operating income is attributable to an increase in gross profit of $3,165,462 and a decrease in selling, general and administrative expenses as a percent of net sales of 0.9%.

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

Other income was $0 and other expense was $1,133,215 for the three months ended June 30, 2006 and 2005 respectively. The other expense recorded in the three months ended June 30, 2005 related to the fair value adjustment of redeemable warrants that became non-redeemable upon the completion of our IPO. The fair value adjustment resulted in an additional charge to other expense of $1,133,215.

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

NET INCOME (LOSS)

For the three months ended June 30, 2006, we recorded net income of $661,758 as compared to a net loss of $2,345,528 for the comparable period in the prior year. The increase in net income is primarily attributable to revenue growth, gross profit, and interest income as opposed to interest expense.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2006.

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