Form 10-K
period 2006-12-31
ALLION HEALTHCARE INC
filed 2007-03-16
CIK 847935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-17821

ALLION HEALTHCARE, INC.
(Name of registrant as specified in its charter)

Delaware	11-2962027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1660 Walt Whitman Road, Suite 105, Melville, New York 11747
(Address of principal executive offices)

Registrant’s telephone number: (631) 547-6520

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $0.001 par value	Name of each exchange on which registered The NASDAQ Global Market

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the registrant’s common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $140,805,513.

The number of shares of the registrant’s common stock outstanding as of March 13, 2007 was 16,203,666.

DOCUMENTS INCORPORATED BY REFERENCE: None

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward looking statements. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” and other similar expressions or variations of such words are intended to identify these forward-looking statements.

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

The forward-looking statements and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors, including, without limitation, changes in reimbursement rates, our compliance with Medicare and Medicaid reimbursement regulations, our ability to market our services, our ability to successfully integrate acquisitions and other factors discussed under Item 1A of this Report under the heading “Risk Factors” and elsewhere in this Report. The reader also should consult the cautionary statements and risk factors listed from time to time in the other reports we file with the Securities and Exchange Commission, or the SEC.

PART I

Item 1. Business.

Overview

We are a national provider of specialty pharmacy and disease management services focused on HIV/AIDS patients. We sell HIV/AIDS medications, ancillary drugs and nutritional supplies under our trade name MOMS Pharmacy. As of December 31, 2006, we owned and operated 10 specialty pharmacies in four states, and in December 2006 we serviced 15,213 patients. We work closely with physicians, nurses, clinics, AIDS Services Organizations, or ASOs, and government and private payors, to improve clinical outcomes and reduce treatment costs for our patients. Most of our patients rely on Medicaid and other state-administered programs, such as the AIDS Drug Assistance Program, or ADAP, to pay for their HIV/AIDS medications. Billing requirements for these programs are complex. We are one of a limited number of providers that has qualified for certain additional HIV/AIDS reimbursement programs under legislation enacted in California and New York.

We operate our business as a single segment configured to serve key geographic areas most efficiently. All of our revenues are attributed to sales of our products in the United States. Our revenues were $209.5 million, $123.1 million and $60.1 million for the fiscal years ended December 31, 2006, 2005 and 2004, respectively. Our net income was $3.2 million for the year ended December 31, 2006, and we recorded net losses of $1.0 million and $2.7 million for the fiscal years ended December 31, 2005 and 2004, respectively. Our total assets were $121.6 million, $86.3 million and $20.0 million at December 31, 2006, 2005 and 2004, respectively. We believe that the combination of services we offer to patients, healthcare providers and payors makes us an attractive source of specialty pharmacy and disease management services, contributes to better clinical outcomes and reduces overall healthcare costs. Our services include the following:
  Specialized MOMSPak prescription packaging that helps reduce patient error associated with complex combination therapies;
  Reimbursement experience that assists patients and healthcare providers with complex reimbursement processes and that optimizes collection of payment;
  Arrangement for the timely delivery of medications as directed by our patients or their physicians in a discreet and convenient manner;
  Specialized pharmacists who consult with patients, physicians, nurses and ASOs to provide education, counseling, treatment coordination, clinical information and compliance monitoring; and
  Information systems and prescription automation solutions that make the provision of clinical data and the transmission of prescriptions more efficient and accurate.

    According to IMS Health, the U.S. market for HIV/AIDS anti-retroviral and co-morbidity medications totaled approximately $7.2 billion for the 12-month period ended August 30, 2005, with anti-retroviral medications comprising approximately $5.0 billion of that total. According to the World Health Organization, or WHO, and the Joint United Nations Programme on HIV/AIDS, or UNAIDS, as many as 1.6 million individuals living in the United States as of the end of 2004 were infected with HIV. Of this number, between 400,000 and 500,000 were receiving HIV/AIDS medications, according to the Cleveland Journal of Medicine. We believe approximately 44,000 new infections occur in the United States annually. Our distribution centers are located in or near metropolitan areas in those states - New York, California, Florida, New Jersey and Washington - where a majority of HIV/AIDS patients live in the United States, according to the Centers for Disease Control and Prevention, or CDC.

We have grown through increases in our base business, internal growth and through acquisitions. We have generated our internal growth primarily by increasing the number of patients we serve. In addition, the price of HIV/AIDS medications has increased, and we are filling more prescriptions per HIV/AIDS patient. In 2006, we completed two acquisitions in California and two acquisitions in New York, which have increased the number of patients we serve. We will continue to evaluate acquisition opportunities as they arise, especially other specialty pharmacies that have established relationships with HIV/AIDS patients, clinics and hospitals. We will consider acquisitions in both our existing markets and in markets where we do not currently have operations.

HIV/AIDS

Human Immunodeficiency Virus, commonly known as HIV, is the virus that causes Acquired Immune Deficiency Syndrome, commonly known as AIDS. The demographic profile of HIV/AIDS patients has shifted since the disease was first diagnosed in 1981. Most HIV/AIDS patients now live in the inner-city of major metropolitan areas and are dependent on government programs to pay for the medications used to treat HIV/AIDS. From 1981 to 2001, approximately 40,000 people per year were diagnosed with HIV, according to the CDC. According to a UNAIDS/WHO report, an estimated 44,000 additional people became infected with HIV in North America in 2004.

The current standard of care for the treatment of HIV/AIDS involves complex treatment regimens of multiple drugs, or multi-drug regimens, that consist of predominantly oral medications taken by a patient multiple times a day, typically outside a clinical setting. Anti-retroviral drugs are medications for the treatment of infection by retroviruses, primarily HIV. Different classes of anti-retroviral drugs act at different stages of the HIV life cycle. Combinations of several (typically three or four) anti-retroviral drugs are known as Highly Active Anti-Retroviral Therapy. The number of medications and varying dosages and schedules often confuse and overwhelm patients. As a result, many patients lose confidence in their ability to adhere to their drug regimens and simply stop taking their HIV/AIDS medications, while others lose track of which doses they have taken or inadvertently miss a dose. Alcohol and illicit drug use are also factors causing non-compliance. Poor adherence or even slight or occasional deviations from a prescribed regimen can reduce the potency of therapy and lead to viral resistance. Once resistance has developed in a patient, success rates of other HIV medications are often limited, particularly if the patient’s adherence issues are not resolved, and treatment options become greatly limited. Studies reported by the AIDS Research Institute on adherence within the HIV/AIDS population have shown that if a patient does not take at least 95% of his or her medication doses as prescribed, the medication may become ineffective or the patient may develop drug resistance to the medication. Given the ability of HIV to mutate rapidly in the absence of anti-retroviral medication, taking a multi-drug regimen exactly as prescribed, without missing or reducing doses, is critical to effective treatment.

In the United States, HIV/AIDS-associated morbidity and mortality rates have declined significantly due to combination therapies, which combine multiple HIV drugs into a single medication. Before combination therapies, 50% to 60% of adults infected with HIV were diagnosed with AIDS within 10 years of infection, and 48% of those adults died after 10 years of infection, according to the U.S. Department of Health and Human Services. After increasing every year between 1987 and 1994 at an average annual rate of 16%, HIV mortality in the United States leveled off in 1995 and has since decreased, according to the CDC. In 1995, 19% of people living with HIV/AIDS in the United States died, as compared to 4% in 2003, according to the CDC. While HIV/AIDS remains life threatening, healthcare providers increasingly treat HIV/AIDS as more of a long-term chronic disease.

We are one of only a few specialty pharmacy and disease management service companies that primarily serve HIV/AIDS patients. Despite the special needs of the HIV/AIDS infected population, few national and regional pharmacies have focused on this patient population. Most of the pharmacies serving this market are local or small regional providers located in a single urban market. These pharmacies often do not have the resources or sophistication to provide the specialty pharmacy and disease management services required by patients, healthcare providers and payors to maximize adherence to the treatment regimen. We also believe that neither the retail pharmacies nor the mail order pharmacies offer the range of specialty pharmacy and disease management services we provide.

Our Products and Services

We offer specialty pharmacy and disease management services to assist patients, healthcare providers and payors in managing HIV/AIDS. We sell HIV/AIDS medications, ancillary drugs and nutritional supplies. Patients or physicians generally initiate the prescription process by contacting us on our toll-free telephone number, through our facsimile number or through our electronic prescription writer. Some clinics have medication drop-off boxes in which physicians also may leave prescriptions for us to fill. Additionally, a patient may direct his or her physician to call, fax or electronically transmit a prescription. If requested by a patient, one of our pharmacists may contact the patient’s physician directly to obtain prescription information. Our pharmacists are required to validate and verify the completeness of each prescription, answer questions and, if appropriate, help coordinate support and training for patients. As soon as we receive a prescription, we also seek approval for reimbursement from the payor. Once the prescription is verified, the order is filled, shipped and delivered. Patients can also pick up their medications at our pharmacies.

We have designed our services to meet the following challenges that are of particular importance to HIV/AIDS patients, healthcare providers and payors:

Adherence

Packaging. We have designed our services to improve patient adherence to complex combination therapies. We dispense prescribed medications in a customized dose-by-dose package called a MOMSPak. We also dispense these medications in pre-filled pillboxes at the patient’s request. Our customized packaging provides increased convenience to the patient and enhances patient adherence to complex combination therapies.

Increased attention has recently been paid to Medicaid fraud and the resale of HIV/AIDS medications on the black market. According to POZ, a leading HIV publication, the resale of unopened HIV medications on the black market has become a problem in New York. Additionally, some small pharmacies are reportedly repurchasing the medications they distribute to Medicaid patients. We believe the current problem is attributable to the availability of unopened HIV/AIDS medications. Our automated prescription packaging system requires us to open the original bottles before separating the medications into a MOMSPak, thereby reducing the likelihood of after-market resale of HIV/AIDS medications. Doctors can continue to write HIV medication prescriptions with less fear of becoming complicit in Medicaid fraud if medication bottles are opened before distribution.

Delivery. We arrange for delivery of medications as directed by our patients or their physicians in a discreet, convenient and timely manner. We believe that this increases patient adherence as it eliminates the need to pick up medications at a local pharmacy.

Reimbursement Management

We have experience with the complex reimbursement processes of Medicaid and ADAP that optimizes collection of payment. As a result, we are able to manage efficiently the process of checking reimbursement eligibility, receiving authorization, adjudicating claims and confirming receipt of payment.

We work with government and private payors to obtain appropriate reimbursement. Our billing and reimbursement specialists typically secure pre-approval from a payor before any shipment of medications and also review such issues as pre-certification or other prior approval requirements, lifetime limits, pre-existing condition clauses and the availability of special state programs. Because the majority of our prescriptions are adjudicated through electronic submission, we are reasonably certain we will receive payment from the payor.

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

The two largest HIV/AIDS markets in the United States, California and New York, have established specialized Medicaid reimbursement for HIV/AIDS medications. In 2004, California approved a three-year HIV/AIDS Pharmacy Pilot Program, which provides additional reimbursement for HIV/AIDS medications for up to ten qualified pharmacies. We own two of the ten pharmacies that qualified for this program. The California Pilot Program is currently set to expire on January 1, 2008. In New York, we qualify for a higher reimbursement rate under the revised reimbursement rates of the state-mandated Medicaid program. Our continuing qualification for the higher reimbursement rate is dependent on annual recertification by the New York State Department of Health as an approved specialized HIV pharmacy. We are currently certified through September 2007. If the legislation in California is not renewed or we are not recertified in New York as an approved HIV specialized pharmacy, our revenue would be reduced.

Disease Management

The medications we distribute to our patients require timely delivery, may require temperature-maintained distribution, and very often require dosage monitoring. Our employees have developed expertise in HIV/AIDS drug treatment that allows them to provide customized care to our patients. By focusing on the HIV/AIDS community, we have been able to design our services to help patients better understand and manage their medication needs and schedules.

Upon initiating service, we work closely with the patient and the patient’s physician and other healthcare providers to implement combination therapies and manage the following services:
  Programs to monitor utilization compliance and outcomes;
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
  Systems for inventory management and record keeping;
  Assistance in coordinating treatment outside of the home / hospital setting; and
  Assistance in the formation of patient support groups, advocating legislation to advance the interests of the HIV/AIDS community, and participation in national and regional advocacy groups.
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

Information Systems and Prescription Automation Solutions

We have licensed and developed information systems that enable patients and healthcare providers to more effectively manage and treat HIV/AIDS. We believe the transmission of electronic prescriptions reduces confusion and potential medication errors. Our electronic prescription transmittal software enables healthcare providers to view their patients’ prescription histories, request new prescriptions or renew prescriptions online, thereby saving physicians and their staff time that they would otherwise spend completing patient prescriptions. We have developed an interface between our pharmacy information system and the MOMSPak automated packaging system that allows for the efficient processing of prescriptions.

In July 2005, we acquired substantially all of the assets of Oris Medical Systems, Inc., or OMS. As a result of this acquisition, we obtained OMS’ rights to the LabTracker—HIV ™ software system, which enables healthcare providers to record, track and analyze the outcomes of HIV/AIDS treatment. OMS’ rights include the right to license LabTracker to pharmacy providers and the right to develop a pharmacy interface with LabTracker’s existing system. We intend to integrate our electronic prescription writer, which we also obtained from OMS and which we refer to as Oris software, and the use of our specialty pharmacy services with the functions of LabTracker. LabTracker has the ability to show the correlation between laboratory results and the medications prescribed to a HIV/AIDS patient. However, healthcare providers that desire to use this feature currently are required to manually input prescription information. Once we integrate our electronic prescription writer, we expect that healthcare providers will be able to take prescription information that is transmitted to us electronically and import it directly into the provider’s LabTracker software. This will allow providers to produce reports that can correlate their patients’ laboratory results with the HIV/AIDS medications prescribed and filled by our pharmacy. These reports contain more accurate, timely and comprehensive information than those reports currently available to providers about the interaction between a drug and the health of a HIV/AIDS patient, and we believe this information allows healthcare providers to alter drug regimens as needed. We believe there are more than 200 clinics and physician customers using LabTracker to help monitor approximately 100,000 HIV/AIDS patients. We currently provide our pharmacy services to patients at 18 clinics that utilize the Oris and/or LabTracker software systems.

Relationships with Pharmaceutical Companies

We actively pursue marketing and other business relationships with pharmaceutical manufacturers. We look to work with manufacturers of the leading HIV/AIDS medications to enhance their awareness of our services and to increase our opportunities to benefit from their significant sales teams and marketing efforts. The HIV/AIDS sales teams at pharmaceutical companies regularly make sales calls on the leading prescribers of HIV/AIDS medications. If these sales teams are aware of our products and services, they will be in a position to inform the leading prescribers about the benefits we offer, which can increase our visibility in the market.

We have entered into a specialized services agreement with Roche Laboratories Inc., or Roche, to receive product pricing discounts, and we have agreed to provide Roche with blind patient data with respect to FUZEON, an HIV medication manufactured by Roche, that has an actual per patient cost per year in excess of $20,000. We believe that Roche has entered into this type of agreement with only a limited number of pharmacies. Please see Item 1. Business - Privacy and Confidentiality; Electronic Transactions and Security in this Annual Report for a discussion of the regulations pertaining to the sharing of such patient data under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. Standards are provided under HIPAA regulations for removing all individually identifiable health information in order to produce de-identified data that may be transferred without obtaining the patient’s authorization. Although we have implemented certain privacy protections for the sharing of this data under HIPAA privacy regulations, we cannot assure you that we have complied with all of the HIPAA privacy requirements. Any failure to comply could subject us to enforcement actions, including civil and criminal penalties.

Marketing

We intend to expand our business in the major metropolitan markets where the majority of HIV/AIDS patients live by enhancing our existing relationships and creating new relationships with HIV/AIDS clinics, hospitals and prescribing physicians through direct sales, outreach programs and community-based education programs. Our sales team markets to the leading prescribers of HIV/AIDS medications, and we actively pursue relationships with the largest HIV/AIDS clinics, ASOs, and other groups focused on HIV/AIDS. We provide our services under the trade name of MOMS Pharmacy.

We believe MOMS Pharmacy is a recognized brand name within the HIV/AIDS community. We have a website at www.momspharmacy.com, which contains educational material and information of interest for the community, to directly market our products to the HIV/AIDS community and service organizations. We do not intend the internet address to be an active link in this Report, and the contents of the website are not a part of this Report.

Suppliers

We purchase from wholesale distributors the approximately 1,000 branded and generic prescription medications that we use to fill prescriptions for patients. In 2003, we entered into a five-year prime vendor agreement with AmerisourceBergen to provide us with the HIV/AIDS medications we sell. Pursuant to this agreement, we are obligated to purchase at least 95% of the medications we sell from AmerisourceBergen. As part of this agreement, we receive improved payment terms relative to the terms we could get from other pharmaceutical distributors. In addition, we have agreed to purchase minimum dollar amounts of medications from AmerisourceBergen over the five-year term of the agreement, which expires in September 2008. If we fail to meet these minimum purchase amounts, we will be required to make an additional payment equal to 0.2% of the unpurchased amount.

We depend on existing credit terms from AmerisourceBergen to meet our working capital needs between the times we purchase medications from AmerisourceBergen and when we receive reimbursement or payment from third party payors. In the past, our ability to grow has been limited in part by our inability to negotiate favorable credit terms from our suppliers. We may become limited in our ability to continue to increase the volume of medications we need to fill prescriptions if we are unable to maintain adequate credit terms from AmerisourceBergen or, alternatively, if we are unable to obtain financing from third-party lenders to support the amount of prescription medications we need to purchase in the future.

Competition

Our industry is highly competitive, fragmented and undergoing consolidation, with many public and private companies focusing on different products or diseases. Each of our competitors provides a different mix of products and services than we do. Some of our current and potential competitors include:
  Specialty pharmacy distributors such as Accredo Health, Inc. (acquired by Medco Health Solutions, Inc.), BioScrip, Inc., and Priority Healthcare Corp. (acquired by Express Scripts, Inc.);
  Pharmacy benefit management companies such as Medco Health Solutions, Inc., Express Scripts, Inc. and Caremark Rx, Inc.;
  Specialty pharmacy divisions of national wholesale drug distributors;
  Hospital-based pharmacies;
  Retail pharmacies;
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

Third Party Reimbursement, Cost Containment and Legislation

We generate the majority of our net sales from patients who rely on Medicaid and ADAP for reimbursement, both of which are highly regulated government programs and are subject to frequent changes and cost containment measures. Medicaid is a state program partially funded by the federal government. In recent years, these programs have reduced reimbursement to providers.

Historically, many government payors, including Medicaid and ADAP programs, paid us directly or indirectly for the medications we dispense at average wholesale price, or AWP, or a percentage of AWP. Private payors with whom we may contract also reimburse us for medications at AWP or a percentage of AWP. Federal and state governmental attention has recently focused on the validity of using AWP as the basis for Medicaid medication payments, including payments for HIV/AIDS medications, and most state Medicaid programs now pay substantially less than AWP for the prescription drugs we dispense.

In January 2006, the federal government enacted the Deficit Reduction Act of 2005, or the Reduction Act, which established average manufacturer price, or AMP, as the benchmark for prescription drug reimbursement in the Medicaid program. In order to implement these provisions of the Reduction Act, CMS issued proposed regulations in the December 22, 2006, Federal Register that defined AMP by setting forth the drug pricing discounts that should be included or excluded in the calculation of a drug’s AMP. Before these proposed regulations, AMP was undefined, creating variations in AMP calculations across pharmaceutical manufacturers. The Reduction Act requires the publication of final regulations by July 1, 2007.

The Reduction Act also made changes to the federal upper payment limit for multiple source drugs such as generics. Payments to pharmacies for Medicaid-covered outpatient prescription drugs are set by the individual states. Federal reimbursement to states for the federal share of those payments is subject to a ceiling called the federal upper limit, or FUL. As of January 1, 2007, for multiple source drugs, the FUL is 250% of the lowest AMP from among a drug’s therapeutically equivalent versions.

We are currently reviewing the potential impact of the change in federal reimbursement rates on our business and have not yet been able to fully assess its impact on our business or profitability; the use of AMP in the FUL may have the effect of reducing the reimbursement rates for certain medications that we currently dispense or may dispense in the future. Further, states may elect to base all Medicaid pharmacy reimbursement on AMP instead of AWP. If the individual states make this decision, it may have the effect of reducing the reimbursement rates for certain medications that we currently dispense or may dispense in the future.

In New York, reimbursement rates for pharmacy services provided under Medicaid were reduced in September 2004 and again in July 2006. Under the new reimbursement rate, prescriptions are reimbursed at the AWP less 13.25% plus a $3.50 dispensing fee for brand name drugs and AWP less 20% plus a $4.50 dispensing fee for generic drugs. However, approved, specialized HIV pharmacies will continue to be reimbursed at AWP less 12% plus the same dispensing fees. The legislation authorizing the more favorable reimbursement rate for specialized HIV pharmacies is effective until further legislation changes it.  We have been notified by the Department of Health in New York that we qualify for the specialized HIV pharmacy reimbursement, and we are currently certified through September 2007. New York Governor Eliot Spitzer’s proposed 2007-2008 budget reduces reimbursement rates from 13.25% to 15% below AWP for brand name drugs, and from 20% to 30% below AWP for generic drugs. The dispensing fee paid to pharmacies for generic drugs would be increased from $4.50 to $5.50 per prescription to compensate pharmacies for dispensing costs associated with lower cost generic drugs. The Governor’s proposed budget effects only the reimbursement of traditional pharmacies.

As of September 1, 2004, as part of the passage of the California state budget, reimbursement rates for pharmacy services provided under Medi-Cal, the Medicaid reimbursement program administered in California, were reduced. Under the new reimbursement rate, prescriptions are reimbursed at the AWP less 17%, plus a $7.25 dispensing fee. The previous reimbursement rate was AWP less 10% with a $4.05 dispensing fee. On September 28, 2004, California approved a three-year HIV/AIDS Pharmacy Pilot Program bill that funds an additional $9.50 fee per prescription for qualified pharmacies that participate in the program. The payments are retroactive and apply to services rendered since September 1, 2004. We own two pharmacies that have qualified for the pilot program in California.

Cost containment initiatives are a primary trend in the U.S. healthcare industry. The increasing prevalence of managed care, centralized purchasing decisions, consolidation among, and integration of, healthcare providers, and competition for patients has affected, and continues to affect, pricing, purchasing, and usage patterns in healthcare. Efforts by payors to eliminate, contain or reduce costs through coverage exclusions, lower reimbursement rates, greater claims scrutiny, closed provider panels, restrictions on required formularies, mandatory use of generics, limitations on payments in certain therapeutic drug categories, claim delays or denials and other similar measures could erode our profit margins or materially harm the results of our operations. We can offer no assurance that payments under governmental and private third-party payor programs will be timely or will remain at levels similar to present levels.

Government Regulation

Marketing, repackaging, dispensing, selling and purchasing drugs is highly regulated and regularly scrutinized by state and federal government agencies for compliance with laws and regulations governing:
  Inducements for patient referrals;
  Manufacturer-calculated and -reported AWP and ASP amounts;
  Joint ventures and management agreements;
  Referrals from physicians with whom we have a financial relationship;
  Professional licensure;
  Repackaging, storing, and distributing prescription pharmaceuticals;
  Incentives to patients; and
  Product discounts.
    The laws and regulations governing these issues are very complex and generally broad in scope, often resulting in differing interpretations and inconsistent court decisions. Compliance with laws continues to be a significant operational requirement for us. We believe that we currently comply in all material respects, and intend to continue to comply, with all laws and regulations with respect to our operations and conduct of business. However, the application of complex standards to the operation of our business creates areas of uncertainty, and there can be no assurance that all of our business practices would be interpreted by the appropriate regulatory agency to be in compliance in all respects with the applicable requirements. Moreover, regulation of the healthcare industry frequently changes. Any failure or alleged failure to comply with applicable laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

We are unable to predict or determine the future course of federal, state and local regulation, legislation or enforcement or what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what effect any such legislation or regulation might have on us. We cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business or financial position. Consequently, any future change, interpretation, violation or alleged violation of law or regulations could have a material adverse effect on our business, financial condition and results of operations. The following areas of government regulation particularly apply to our business.

Medicare Legislation (Medicare Prescription Drug, Improvement and Modernization Act, or MMA). On December 8, 2003, the MMA was signed into law. This complex legislation made many significant structural changes to the federal Medicare program, including, most notably, the establishment of a new Medicare Part D outpatient prescription drug program. Effective January 1, 2006 under the MMA, Medicaid coverage of prescription drugs for Medicaid beneficiaries who were also eligible for Medicare transitioned to the Medicare program. These beneficiaries, generally referred to as “dual eligibles,” are now enrolled in the Medicare prescription drug plans, or PDPs. We have agreements with most of these PDPs to provide prescription drugs to dual eligible beneficiaries that are our patients. Typically, the PDPs provide a lower reimbursement rate than the rates we received from the Medicaid programs. In December 2006, approximately 19.4% of our patients received coverage under a PDP.

    Medicare Part D may not continue to cover all medications we dispense for persons with HIV/AIDS. CMS has stated that, in 2007, its policy requiring all or substantially all anti-retrovirals available to patients as of January 1, 2006 to be included on all PDP formularies will be re-evaluated. State Medicaid programs may at their discretion provide coverage for medications not covered by Medicare Part D, but we have no assurance that they will do so.

ADAP provides payment for certain items and services not covered by Medicare Part D. ADAP can cover Medicare PDP premiums, deductibles, coinsurance and co-pays. We work with the various state ADAP and Medicaid programs to ensure coverage of our drugs, if possible.

We have described only those provisions of the MMA that we believe to be applicable to our business at this time. There may be other provisions of the legislation or the implementing regulations that may impact our business by decreasing our net sales or increasing our operational expenses. The continued impact of the MMA depends upon a variety of factors, including the nature of the implementing regulations.

We can provide no assurance that the impact of any future healthcare legislation or regulation will not adversely affect our business or profitability. There can be no assurance that payments under governmental and private third-party payor programs will be timely, or will remain at levels similar to present levels.

Reform. The U.S. healthcare industry continues to undergo significant change. Future changes in the nature of the health system could reduce our net sales and profits. We cannot provide any assurance as to the ultimate content, timing or effect of any healthcare reform legislation including sweeping changes to the Medicaid or Medicare programs, nor is it possible at this time to estimate the impact on us of potential legislation or regulation, which may be material. Further, although we exercise care in structuring our operations to comply in all material respects with all applicable laws and regulations, we can offer no assurance that (i) government officials charged with responsibility for enforcing such future laws will not assert that we or certain transactions in which we are involved are in violation of such laws, or (ii) such future laws will ultimately be interpreted by the courts in a manner consistent with our interpretation. Therefore, future legislation and regulation and the interpretation thereof could have a material adverse effect on our business, financial condition and results of operations. The federal government and the health care industry are continually assessing access to, and the cost of, prescription medication, which leads to frequent initiatives. For example, in order to make prescription drugs less expensive and more accessible to the general public, legislation has been introduced in both the U.S. Senate and the House of Representatives to amend the federal Food, Drug and Cosmetic Act to allow the importation of pharmaceuticals from foreign countries (the Pharmaceutical Market Access and Drug Safety Act of 2007). We are unable to predict whether or when this or similar legislative proposals will be enacted.

Prescription Drug Marketing Act. The federal Prescription Drug Marketing Act, or PDMA, exempts many drug and medical devices from federal labeling and packaging requirements, as long as they are not adulterated or misbranded and were prescribed by a physician. The PDMA also prohibits the sale, purchase or trade of drug samples that are not intended for sale or to promote the sale of the drug. Distributors must keep records of drug sample distributions and utilize proper storage and maintenance methods. To the extent that the PDMA applies to us, we believe that we comply with the documentation, record keeping and storage requirements.

Federal Food, Drug, and Cosmetic Act. The Food, Drug and Cosmetic Act, as amended by the PDMA, imposes requirements for the labeling, packaging and repackaging, dispensing, advertising and promotion of prescription medication, and also prohibits, among other things, the distribution of unapproved, adulterated or misbranded drugs. In the past, the Food and Drug Administration, or the FDA, has viewed particular combination packaging arrangements as constituting new drugs that must be tested and labeled in the packaged combination. On occasion, the FDA also has sought to apply drug compounding guidance to analogous arrangements. We believe that sufficient legal authority and pharmacy industry practice supports our position that our packaging of a combination of drugs prescribed by a physician does not require FDA approval or registration by us with the FDA as a manufacturer. However, the FDA may disagree with this interpretation, and we could be required to defend our position and possibly to alter our practices, although the FDA has never initiated such action against us. To the extent the Food, Drug and Cosmetic Act law applies to us, we believe that we comply with a reasonable interpretation of the repackaging, labeling, compounding, documentation, record-keeping and storage requirements. Finally, to the extent we engage in co-marketing arrangements with pharmaceutical manufacturers regulated by the FDA, we are required to maintain our independence to ensure that any reference to specific products used in combination does not constitute illegal off-label promotion in the view of the FDA.

    Federal Controlled Substances Act. The Controlled Substances Act contains pharmacy registration, packaging and labeling requirements, as well as record-keeping requirements related to a pharmacy’s inventory and its receipt and disposition of all controlled substances. Each state has also enacted similar legislation governing pharmacies’ handling of controlled substances. We maintain federal and state controlled substance registrations for each of our facilities, where applicable, and follow procedures intended to comply with all such record keeping requirements.

Federal Mail Order Provisions. Federal law imposes standards for the labeling, packaging, repackaging, advertising and adulteration of prescription drugs, and the dispensing of controlled substances and prescription drugs. The U.S. Postal Service and the Federal Trade Commission regulate mail order sellers, requiring us to maintain truth in advertising, a reasonable supply of drugs to fill orders, the consumer’s right to a refund if an order cannot be filled within 30 days, and in certain cases, child-resistant packaging. To the extent applicable, we believe we substantially comply with these requirements.

Pharmacy Drug Use Review Law. Federal law requires that states offering Medicaid prescription drug benefits implement a drug use review program. The program requires “before and after” drug use reviews and the use of certain approved compendia and peer-reviewed medical literature as the source of standards for such drug use reviews. States offering Medicaid prescription drug benefits must develop standards, relating to patient counseling and record-keeping, for pharmacies. These standards also apply to non-resident pharmacies. We believe our pharmacists monitor these requirements, provide the necessary patient counseling and maintain the appropriate records.

Anti-Kickback Laws. We are subject to various laws that regulate our relationships with referral sources such as physicians, hospitals and other providers of healthcare services. Under the government payment programs for healthcare services, including Medicare, Medicaid, and ADAP, the federal government enforces the federal statute that prohibits the offer, payment, solicitation or receipt of any remuneration to or from any person or entity, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in exchange for the referral of patients covered by the programs. This federal anti-kickback law also prohibits the purchasing, leasing, ordering, or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by the government payment programs. Violations by individuals or entities are punishable by criminal fines, civil penalties, imprisonment or exclusion from participation in reimbursement programs, such as Medicaid.

States also have similar laws proscribing kickbacks, some of which are not limited to services for which government-funded payment may be made. State laws (and their respective exceptions or safe harbors) vary and are subject to the interpretation of courts and regulatory agencies.

Anti-kickback laws are very broad in scope and are subject to modifications and variable interpretations. In an effort to clarify the federal anti-kickback law, the Department of Health and Human Services, or DHHS, has adopted a set of “safe harbor” rules, which specify various payment practices that are protected from civil or criminal liability. A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. Failure to satisfy the requirements of a safe harbor requires an analysis of whether the parties intended to violate the anti-kickback law. In the absence of an applicable safe harbor, a violation of the anti-kickback law may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases or to induce the provision of a prescription drug reimbursable by a federal healthcare program such as Medicaid. Anti-kickback laws have been cited as a partial basis, along with the state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with pharmaceutical marketing programs. We review our business practices regularly to comply with the federal anti-kickback law and similar state laws. We have a variety of relationships with referral sources such as physicians, clinics and hospitals. As we grow, we may pursue additional arrangements with such parties. Where applicable, we will attempt to structure these relationships to fit into the appropriate safe harbor; however, it is not always possible to meet all of the requirements of a safe harbor. While we believe that our relationships comply with the anti-kickback laws, if we are found to violate any of these laws, we could suffer penalties, fines, or possible exclusion from participation in federal and state healthcare programs, which could reduce our net sales and profits.

Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, or HIPAA. Among other things, HIPAA broadened the scope of the DHHS Secretary’s power to impose civil monetary penalties on healthcare providers, and added an additional category to the list of individuals and entities that may be excluded from participating in any federal healthcare program like Medicaid. HIPAA encourages the reporting of healthcare fraud by allowing reporting individuals to share in any recovery made by the government, and requires the DHHS Secretary to create new programs to control fraud and abuse and conduct investigations, audits and inspections. HIPAA also defined new healthcare fraud crimes, including expanding the coverage of previous laws to include, among other things:

  Knowingly and willfully attempting to defraud any healthcare benefit program (including government and private commercial plans); and
  Knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false or fraudulent statements in connection with claims and payment for healthcare services by a healthcare benefit plan (including government and private commercial plans).
    We believe that our business arrangements and practices comply with these HIPAA provisions. However, a violation could subject us to penalties, fines, or possible exclusion from Medicaid, which could reduce our net sales or profits.

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

State Unfair and Deceptive Trade Practices and Consumer Protection Laws. State laws regulating unfair and deceptive trade practices and consumer protection statutes have been used as bases for the investigations and multi-state settlements relating to pharmaceutical industry promotional drug programs in which pharmacists are provided incentives to encourage patients or physicians to switch from one prescription drug to another. We do not participate in any such programs. A number of states involved in these consumer-protection-driven enforcement actions have requested that the FDA exercise greater regulatory oversight in the area of pharmaceutical promotion activities by pharmacists. We cannot determine whether the FDA will act in this regard or what effect, if any, FDA involvement would have on our operations.

The Stark Law. The federal Stark Law prohibits physicians from making a referral for certain health items or services if they, or their family members, have a financial relationship with the entity receiving the referral. Furthermore, no bill may be submitted for reimbursement in connection with a prohibited referral. Violations are punishable by civil monetary penalties upon both the person making the referral and the provider rendering the service. Such persons or entities are also subject to exclusion from federal healthcare programs such as Medicaid. In 1995, CMS published final regulations under the Stark Law, known as Stark I, which provided some guidance on interpretation of the scope and exceptions of the Stark Law as they apply to clinical laboratory services. In addition, CMS released Phase I of the Stark II final regulations, which became effective in large part on January 4, 2002, and which covers additional health services, including outpatient prescription drugs, and describes the parameters of the statutory exceptions in more detail and sets forth additional exceptions for physician referrals and physician financial relationships. Phase II of the Stark II final regulations became effective on July 26, 2004. Phase II clarifies portions of Phase I, addresses certain exceptions to the Stark Law not addressed in Phase I, and creates several new exceptions. The Phase II regulations include new provisions relating to indirect ownership and indirect compensation relationships between physicians and entities offering designated health services. These provisions are complex and have rarely been interpreted by the courts. As a result of the Phase II comment period and the fact that Phase II did not address application of the Stark Law to Medicaid, CMS has stated that it plans to release Phase III regulations at a future date.

A number of states have enacted similar referral prohibitions, which may cover financial relationships between entities and healthcare practitioners other than physicians as well. The Stark Law applies to our relationships with physicians and physician referrals for our products and services. We believe we have structured our relationships to comply with the Stark Law and the Phase II regulations, as well as the applicable state provisions similar to the Stark Law. However, if our practices are found to violate the Stark Law or a similar state prohibition, we may be subject to sanctions or required to alter or discontinue some of our practices, which could reduce our net sales or profits.

Beneficiary Inducement Prohibition. The federal civil monetary penalty law prohibits the offering of remuneration or other inducements to beneficiaries of federal healthcare programs to influence the beneficiaries’ decision to seek specific governmentally reimbursable items or services, or to choose a particular provider. The federal civil monetary penalty law and its associated regulations exclude items provided to patients to promote the delivery of preventive care. However, permissible incentives do not include cash or cash equivalents. From time to time, we loan some items at no charge to our patients to assist them with adhering to their drug therapy regimen. Although these items are not expressly listed as excluded items in the statute and regulations, we nevertheless believe that our provision of these items does not violate the civil monetary penalty law and regulations, in part because we do not believe that providing these items is likely to influence patient choice of goods or services. A determination that we violated the statute or regulations, however, could result in sanctions that reduce our net sales or profits.

    False Claims; Insurance Fraud Provisions. We are also subject to federal and state laws prohibiting individuals or entities from knowingly and willfully making claims for payment to Medicare, Medicaid, or other third-party payors that contain false or fraudulent information. These laws provide for both criminal and civil penalties, including exclusion from federal healthcare programs such as Medicaid, and require repayment of previously collected amounts. The federal False Claims Act contains a provision encouraging private individuals to file suits on behalf of the government against healthcare providers like us. Federal false claims actions may be based on underlying violations of the anti-kickback and/or self-referral prohibitions as well. State law also proscribes fraudulent acts against third-party payors, including the ADAP and Medicaid programs. The Reduction Act provides a financial incentive for states to enact false claims acts that establish liability to the state for the submission of false or fraudulent claims to the state’s Medicaid program. If a state false claims act is determined to meet certain enumerated requirements, the state is entitled to an increase of 10 percentage points in its share of any amounts recovered under a state action brought under such a law. Healthcare providers who submit claims that they knew or should have known were false, fraudulent, or for items or services that were not provided as claimed, may be excluded from Medicaid, required to repay previously collected amounts, and subject to substantial civil monetary penalties.

    The Reduction Act requires employers to provide their employees, contractors and agents with “detailed” information about the federal False Claims Act, administrative remedies for false claims, related state laws and whistleblower protections available under federal and state laws. We have provided this information as required by applicable laws and regulations.

 Government Investigations. The government increasingly examines arrangements between healthcare providers and potential referral sources to determine whether they are designed to exchange remuneration for patient care referrals. Investigators are increasingly willing to look behind formalities of business transactions to determine the underlying purpose of payments. Enforcement actions have increased over the years and are highly publicized. The pharmaceutical industry continues to garner much attention from federal and state governmental agencies. In its Fiscal Year 2002 Work Plan, the OIG identified pharmaceutical fraud as one of its special focus areas and committed itself to conduct further assessments relating to Medicaid medication reimbursement issues. In the OIG’s 2003 to 2007 Work Plans, the OIG emphasized its continuing focus on pharmaceutical fraud. The 2006 and 2007 OIG Work Plans indicated that the OIG would be investigating reports from an unnamed state in connection with potential abuses in the Medicaid program related to the high costs associated with drugs used to treat HIV. The OIG’s 2007 Work Plan also indicates that the OIG will review how select pharmaceutical manufacturers calculate AMP for the Medicaid drug rebate program; whether these calculations are consistent with applicable statutes, manufacturers’ rebate agreements and CMS’ published guidance; and whether states should use AMP instead of AWP for Medicaid reimbursement. Also, the Department of Justice has identified prescription drug issues, including product substitution without authorization, controlled substances controls, free goods/diversion, medication errors, sale of samples, and contracting with pharmacy benefit management companies, as being among the “top 10” areas in the healthcare industry meriting the Department’s attention.

The relationships between drug manufacturers and providers of healthcare, including pharmacies, physicians, and hospitals, are under increased government scrutiny. In 2003, the OIG published the Compliance Program Guidance for Pharmaceutical Manufacturers. Any relationships we develop with pharmaceutical companies should be consistent with such guidelines.

In addition to investigations and enforcement actions initiated by government agencies, we could be the subject of an action brought under the federal False Claims Act by a private individual (such as a former employee, a customer or a competitor) on behalf of the government. Actions under the federal False Claims Act, commonly known as “whistleblower” or “qui tam” lawsuits, are generally filed under seal to allow the government adequate time to investigate and determine whether it will intervene in the action, and defendant healthcare providers are often without knowledge of such actions until the government has completed its investigation and the seal is lifted. If the suit eventually concludes with payments back to the government, the person who started the case can recover 25% to 30% of the proceeds if the government did not participate in the suit, or 15% to 25% if the government did participate in the suit.

Privacy and Confidentiality; Electronic Transactions and Security. Much of our business involves the receipt or use of confidential health information, including the transfer of the confidential information to a third-party payor program, such as Medicaid. DHHS has promulgated regulations implementing what are commonly referred to as the Administrative Simplification provisions of HIPAA, concerning the maintenance, transmission, privacy and security of electronic health information, particularly individually identifiable information. Pursuant to the privacy provisions of HIPAA, DHHS promulgated regulations that impose extensive requirements on the way in which healthcare providers, health plans and their business associates use and disclose protected health information. These regulations give individuals significant rights to understand and control how their protected health information is used and disclosed. Direct providers, such as pharmacies, must obtain an acknowledgement from their patients that the patient has received the pharmacy’s Notice of Privacy Practices. For most uses and disclosures of protected health information that do not involve treatment, payment or healthcare operations, the rule requires that all providers and health plans obtain a valid individual authorization. In most cases, use or disclosure of protected health information must be limited to the minimum amount necessary to achieve the purpose of the use or disclosure. In addition, if we choose to distribute medications through new distribution channels such as the Internet, we will have to comply with government regulations that exist now and that may be promulgated in the future. Standards are provided for removing all individually identifiable health information in order to produce de-identified data that may be transferred without obtaining the patient’s authorization. Sanctions for failing to comply with the privacy standards issued pursuant to HIPAA include criminal penalties and civil sanctions. We have implemented certain privacy protections with respect to HIPAA privacy regulations. However, we cannot provide assurance that we have complied with all of the HIPAA privacy requirements. Any failure to comply could subject us to enforcement actions, including civil and criminal penalties, and could cause us to incur expense in changing our medical records system or information management systems.

In addition to the federal health information privacy regulations described above, most states have enacted confidentiality laws that limit the disclosure of confidential medical information. The final privacy rule under HIPAA does not preempt state laws regarding health information privacy that are more restrictive than HIPAA. The failure to comply with these state provisions could result in the imposition of administrative or criminal sanctions.

All healthcare providers who transmit certain protected health claims transactions electronically are required to comply with the HIPAA final regulations establishing transaction standards and code sets.

In addition, regulations pursuant to HIPAA govern the security of protected health information maintained or transmitted electronically. The regulations impose additional administrative burdens on healthcare providers, such as pharmacies, relating to the storage and utilization of, and access to, health information. We believe that we have complied with the regulations and have implemented reasonable measures to secure the protected health information that we maintain or transmit; however, we cannot provide assurance that we are in compliance with all of the HIPAA security rules. Any failure to comply could subject us to enforcement actions, including corrective action and civil penalties.

On September 23, 2005, DHHS published in the Federal Register a proposed rule that adds to the HIPAA transaction standards regulations and describes the requirements that health plans, covered healthcare providers, and healthcare clearinghouses would have to meet to comply with the statutory requirement to use standard codes and formats for electronic claims attachment transactions, and to facilitate the transmission of certain types of detailed clinical information to support an electronic healthcare claim. There is no assurance that the rule will be adopted in its proposed form; however, if and when the rule is finalized, we will be required to comply and will endeavor to comply with the rule. On January 23, 2004, CMS published a rule announcing the adoption of the National Provider Identifier as the standard unique health identifier for healthcare providers to use in filing and processing healthcare claims and other transactions. This rule was effective May 23, 2005, with a compliance date of May 23, 2007.

In addition to those rules and regulations discussed here, from time to time, new standards and regulations may be adopted governing the use, disclosure and transmission of health information. We will endeavor to comply with all such requirements. We cannot, however, estimate the cost of compliance with such standards or determine if implementation of such standards will result in an adverse effect on our operations or profitability. Any failure to comply could subject us to enforcement actions, including civil penalties.

Developments in Health Information Technology. Healthcare providers are increasingly utilizing technology to make healthcare safer and more efficient. Health information technology initiatives include e-prescribing, which allows healthcare providers to transmit prescriptions electronically to a pharmacy rather than writing them on paper. E-prescribing products, services and arrangements must be compliant with numerous laws and regulations, including the final HIPAA security regulations, the federal anti-kickback law and the Stark law. On August 8, 2006, the OIG of DHHS published a final rule establishing a safe harbor for providers who receive non-monetary remuneration necessary to set up and operate e-prescribing systems. Specifically, the safe harbor would protect certain arrangements involving hospitals, group practices, PDP sponsors and Medicare Advantage, or MA, organizations that provide to specified recipients, such as prescribing health care professionals, pharmacies and pharmacists, certain non-monetary remuneration in the form of hardware, software or information technology and training services necessary and used solely to receive and transmit electronic prescription drug information. Also, on August 8, 2006, CMS published a final rule to create an exception to the physician self-referral prohibition for certain arrangements in which a physician receives necessary non-monetary remuneration that is used solely to receive and transmit electronic prescription drug information. We do not believe either of these safe harbors/exceptions is available to us, because the safe harbor is available only to hospitals, group practices, PDP plan sponsors and MA organizations and the self-referral exception only applies to relationships between physicians and those entities.

Under the MMA, PDPs participating in Part D must comply with national standards to be developed by the DHHS for electronic prescriptions. The final rule adopting standards for an electronic prescription drug program under the MMA was published in the Federal Register on November 7, 2005. Compliance with the standards is voluntary for prescribers and pharmacies, except if such prescribers or pharmacies send or receive prescription-related information electronically for medications covered under Medicare Part D. We will endeavor to comply with all applicable standards for the transmission of electronic prescriptions as such standards are developed. We cannot, however, estimate the cost of compliance with such standards or if implementation of such standards will result in an adverse effect on our operations or profitability.

Regulation of the Practice of Pharmacy. State laws regulate the practice of pharmacy. Pharmacies and pharmacists must obtain state licenses to operate and dispense medications. We are licensed to do business as a pharmacy in each state in which we operate a dispensing pharmacy. Our pharmacists are also licensed in those states where their activity requires it. Pharmacists must also comply with professional practice rules, and we monitor our pharmacists’ practices for compliance with such state laws and rules. We do not believe that the activities undertaken by our pharmacists violate rules governing the practice of pharmacy or medicine. In an effort to combat fraud, New York State enacted Section 21 of the Public Health Law, effective April 19, 2006, and promulgated emergency regulations requiring the use of an official New York State prescription for all prescribing done in-state. The emergency regulations are expected to become permanent.

Various states have enacted laws and adopted regulations requiring, among other things, compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located. To the extent that such laws or regulations are found to be applicable to our operations, and that the laws of states where our pharmacies dispense medications are more stringent than those of the states in which our pharmacies are located, we would be required to comply with them. In addition, to the extent that any of these laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to us, they could have a harmful effect on our prescription mail service operations, if any. Some federal and state pharmacy associations and some boards of pharmacy have attempted to develop laws or regulations restricting the activity of out-of-state pharmacies.

Laws enforced by the federal Drug Enforcement Administration, as well as some similar state agencies, require our pharmacy locations to individually register in order to handle controlled substances, including prescription drugs. A separate registration is required at each principal place of business where the applicant manufactures, distributes or dispenses controlled substances. Federal and state laws require that we follow specific labeling and record-keeping requirements for controlled substances. We maintain federal and state controlled substance registrations for each of our facilities that require it, and we follow procedures intended to comply with all such record-keeping requirements.

Liability Insurance. Providing healthcare services and products entails an inherent risk of liability. In recent years, participants in the healthcare industry have become subject to an increasing number of lawsuits, many of which involve large claims and significant defense costs. We may from time to time be subject to such suits as a result of the nature of our business. We maintain general liability insurance, including professional and product liability, in an amount our management believes to be adequate. There can be no assurance, however, that claims in excess of, or beyond the scope of, our insurance coverage will not arise. In addition, our insurance policies must be renewed annually. Although we have not experienced difficulty in obtaining insurance coverage in the past, there can be no assurance that we will be able to do so in the future on acceptable terms or at all.

Recent Events

None.

The Company

We were incorporated in Delaware in 1983 under the name The Care Group, Inc. In 1999, upon our exit from bankruptcy, we changed our name to Allion Healthcare, Inc. and focused our business principally on serving HIV/AIDS patients. In 2005, we became a publicly-traded company. Our stock is listed on the NASDAQ Global Market, or NASDAQ, under the symbol “ALLI.” Our principal executive offices are located at 1660 Walt Whitman Road, Suite 105, Melville, New York 11747, and our telephone number at that address is (631) 547-6520. We also maintain three websites, which can be located at www.allionhealthcare.com, www.momspharmacy.com, and www.orismed.com.

We make available free of charge, on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are providing the addresses of our internet websites solely for the information of investors. We do not intend the internet addresses to be active links, and the contents of the websites are not part of this Report. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and can be accessed at www.sec.gov.

Employees

As of February 19, 2007, we had 180 full-time employees and 42 part-time and temporary employees, all of whom were engaged in management, sales, marketing, pharmacy operations, customer service, administration or finance. None of our employees are covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage and consider our employee relations to be good.

Item 1A. Risk Factors.

The occurrence of any of the following risks could materially harm our business, financial condition and results of operations.

Risks Related to Our Company

Changes in reimbursement by third-party payors could harm our business.

The price we receive for our products depends primarily on the reimbursement rates paid by government and private payors. In 2006, we generated approximately 65% of our net sales from patients who rely on Medicaid, ADAP and Medicare (excluding Part D, which is administered through private payor sources) for reimbursement. In recent years, these programs have reduced reimbursement to providers. Changes to the programs themselves, the amounts the programs pay, or coverage limitations established by the programs for the medications we sell may reduce our earnings. For example, these programs could revise their pricing methodology for the medications we sell, decide not to cover certain medications or cover only a certain number of units prescribed within a specified time period. We are likely to experience some form of revised drug pricing, as ADAP and Medicaid expenditures for HIV/AIDS medications have garnered significant attention from government agencies during the past few years. Any reduction in amounts reimbursable by government programs for our products and services or changes in regulations governing such reimbursements could harm our business, financial condition and results of operations. In addition, if we are disqualified from participating in the state Medicaid programs of New York, New Jersey, California, Florida or Washington, our net sales and our ability to maintain profitability would be dramatically reduced.

We are also dependent on reimbursement from private payors. Many payors seek to limit the number of providers that supply drugs to their enrollees. From time to time, private payors with which we have relationships require that we and our competitors bid to keep their business, and there can be no assurance that we will be retained or that our margins will not be adversely affected if and when re-bidding occurs.

If demand for our products and services is reduced, our business and ability to grow would be harmed.

A reduction in demand for HIV/AIDS medications would significantly harm our business, as we would not be able to quickly shift our business to provide medications for other diseases. Reduced demand for our products and services could be caused by a number of circumstances, such as:
  A cure or vaccine for HIV/AIDS;
  The emergence of a new strain of HIV that is resistant to available HIV/AIDS medications;
  Shifts to treatment regimens other than those we offer;
  New methods of delivery of existing HIV/AIDS medications that do not require our specialty pharmacy and disease management services;
  Recalls of HIV/AIDS medications we sell;
  Adverse reactions caused by the HIV/AIDS medications we sell;
  The expiration of or challenge to the drug patents on the HIV/AIDS medications we sell; or
  Competing treatment from a new HIV/AIDS medication or a new use of an existing HIV/AIDS medication.

Our revenues could be adversely affected if new HIV/AIDS drugs or combination therapies are developed and prescribed to our patients and the reimbursement rate is less than that of the current drug therapies our patients receive.

There is a risk that the reimbursement rate for new HIV/AIDS drugs or combination therapies may be less than the reimbursement rate for the existing drugs or combination therapies. The number of total prescriptions received by our patients who begin to use a combination therapy may decline, resulting in reduced average revenues and a decrease in dispensing fees per patient. In the second half of 2006, we began dispensing ATRIPLA™. ATRIPLA is a once-daily single tablet regimen for HIV intended as a stand-alone therapy or in combination with other anti-retrovirals. ATRIPLA™ combines SUSTIVA®, manufactured by Bristol-Myers Squibb, and Truvada®, manufactured by Gilead Sciences. During the quarter ended December 31, 2006, approximately 7.2% of our patients received ATRIPLA™. Conversion to ATRIPLA™ has resulted in the loss of one or two dispensing fees per patient, depending on the previous drug combination used by these patients. Our results of operations may be negatively impacted if the number of our patients using ATRIPLA™ or other similar new therapies increases in the future or if the reimbursement for ATRIPLA™ or other similar new therapies is reduced.

We have an ongoing informal inquiry by the Security and Exchange Commission’s Enforcement Division, and depending on the length, scope and results of the informal inquiry, our business, financial condition and results of operations could experience a material adverse impact.

We have provided certain information to the SEC’s Enforcement Division in connection with its informal inquiry; however, we are unable to predict whether they will issue additional requests for information or whether the inquiry will result in any adverse action. If we are ultimately required to pay significant amounts and/or take significant corrective actions, our costs could significantly increase and our results of operations and financial condition could be materially adversely affected. In addition, the potential risks associated with the informal inquiry could negatively impact the perception of our company by investors and others, which could adversely affect the price of our securities, our access to capital markets and our borrowing costs.

Furthermore, we may continue incurring expenses in connection with responding to the SEC’s informal inquiry, and these increased expenses could negatively impact our financial results. Our senior management has devoted a significant amount of time and effort to responding to the SEC’s informal inquiry. As a result, if our senior management is unable to devote sufficient time in the future toward managing our existing business operations and executing our growth strategy, we may not be able to remain competitive and our revenues and gross profit may decline.

Our revenues could be adversely affected if our patients who are “dual-eligible” under the Medicare Modernization Act cease to use our services or if prescription drug plans, or PDPs, reduce reimbursement rates.

Beginning January 1, 2006, under Medicare Part D, PDPs, and not Medicaid, began to reimburse us for the prescription drugs we provide to our dual eligible patients. Reimbursement rates for these patients are generally less favorable than the rates we received from Medicaid and result in lower gross margins for our dual eligible patients. In December 2006, we serviced 2,945 patients under Medicare Part D, which totaled approximately 19.4% of our patients. Our earnings have been negatively impacted from the movement of our patients from Medicaid to a Medicare Part D plan. If a higher number of our patients become eligible under the MMA, there is a risk that our gross margins will decline further and negatively impact earnings. Additional risks under the MMA that could affect financial performance include:
  The reimbursement rates we currently receive from the PDPs for our services could be reduced;
  Regulations that strictly limit our ability to market to our current and new patients may limit our ability to maintain and grow our current patient base;
  Part D may not continue to cover all the medications needed for persons with HIV/AIDS, including our patients; and
  Our contracts with PDPs could terminate if we fail to comply with the terms and conditions of such contracts.
We have a history of losses and may not be able to sustain profitability.

We achieved profitability for the first time in the first quarter of 2005; however, we may not be able to maintain profitability on a regular basis. If we fail to maintain profitability, your investment in our stock could result in a significant or total loss. Our predecessor company, The Care Group, Inc., filed for protection under Chapter 11 of the Bankruptcy Code in September 1998. We emerged from bankruptcy in February 1999 and experienced operating losses from that time until the first quarter of 2005.

If we do not continue to qualify for preferred reimbursement programs in California and New York, our net sales could decline.

We have qualified for additional reimbursement rates under a California pilot program for HIV/AIDS pharmacies that is effective until January 1, 2008, and we have also qualified as a specialty HIV pharmacy in New York that makes us currently eligible to receive preferred reimbursement rates for HIV/AIDS medications.

 As of September 1, 2004, reimbursement rates for pharmacy services provided under Medi-Cal, the Medicaid reimbursement program administered in California, were reduced as part of the passage of the California state budget. On September 28, 2004, California approved an HIV/AIDS Pharmacy Pilot Program bill that funds an additional $9.50 fee per prescription through January 1, 2008, unless extended, for qualified and participating HIV pharmacies, currently including two of our pharmacies.

 In New York, reimbursement rates for pharmacy services provided under Medicaid were reduced in September 2004 and again in July 2006. However, approved specialized HIV pharmacies will continue to be reimbursed at the higher reimbursement rate that was in place before the 2004 reimbursement reduction. The legislation authorizing the more favorable reimbursement rate is effective until further legislation changes it.  We have been notified by the Department of Health in New York that we qualify for the specialized HIV pharmacy reimbursement; however, our continuing qualification for specialized HIV pharmacy reimbursement is dependent upon our annual recertification by the Department of Health in New York as an approved specialized HIV pharmacy. We are currently certified through September 2007, but there can be no assurance that we will obtain our recertification in New York in the future.

 There also can be no assurance that the California or New York legislatures will not change these programs in a manner adverse to us or will not terminate early or elect not to renew these programs. If either of these programs are not renewed or are terminated early, our net sales and profit could be adversely affected. Additionally, if either California or New York permits additional companies to take advantage of these additional reimbursement programs, our competitive advantage in these states could be adversely impacted.

If we are not able to market our services effectively to HIV/AIDS clinics, their affiliated healthcare providers and PDPs, we may not be able to grow our patient base as rapidly as we have anticipated.

Our success depends, in part, on our ability to develop and maintain relationships with HIV/AIDS clinics and their affiliated healthcare providers because each is an important patient referral source for our business. In addition, we also have to maintain and continue to establish relationships with PDPs so we can continue to fill prescriptions for our dual eligible customers who receive prescription drug coverage under Medicare Part D. If we are unable to market our services effectively to these clinics, healthcare providers and PDPs, or if our existing relationships with clinics and providers are terminated, our ability to grow our patient base will be harmed, which could dramatically reduce our net sales and our ability to maintain profitability.

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

If our credit terms with AmerisourceBergen become unfavorable or our relationship with AmerisourceBergen is terminated, our business could be adversely affected.

In September 2003, we entered into a five-year prime vendor agreement with AmerisourceBergen. Pursuant to the agreement, we are obligated to purchase at least 95% of the medications we sell from AmerisourceBergen. We also depend on existing credit terms from AmerisourceBergen to meet our working capital needs between the times we purchase medications from AmerisourceBergen and when we receive reimbursement or payment from third party payors. In the past, our ability to grow has been limited in part by our inability to negotiate favorable credit terms from our suppliers. We may become limited in our ability to continue to increase the volume of medications we need to fill prescriptions if we are unable to maintain adequate credit terms from AmerisourceBergen or, alternatively, if we are unable to obtain financing from third-party lenders to support the amount of prescription medications we need to purchase in the future.

    There are only a few alternative wholesale distributors from which we can purchase the medications we offer to HIV/AIDS patients. In the event that our prime vendor agreement with AmerisourceBergen terminates or is not renewed, we might not be able to enter into a new agreement with another wholesale distributor on a timely basis or on terms favorable to us. Our inability to enter into a new supply agreement may cause a shortage of the supply of medications we keep in stock, or we may be required to accept pricing and credit terms from a vendor that are less favorable to us than those we have with AmerisourceBergen.

If we do not meet our minimum purchase requirements under our prime vendor agreement with AmerisourceBergen, we will be required to make an additional payment based on the unpurchased volume.

Our prime vendor agreement with AmerisourceBergen requires us to make minimum purchases, totaling at least $400 million, during the five-year term of the agreement. If we do not meet the minimum purchase commitments as set forth in the agreement at the end of the term, we will be required to pay an amount equal to 0.20% of the unpurchased volume. We also would be required to pay this amount in the event we terminate our prime vendor agreement with AmerisourceBergen without cause or in the event we default under the agreement. If we were required to make this payment, we would incur a potentially significant expense without any corresponding net sales.

Our success in identifying and integrating acquisitions may impact our business and our ability to have effective disclosure controls.

As part of our strategy, we continually evaluate acquisition opportunities. There can be no assurance that we will complete any future acquisitions or that such transactions, if completed, will be integrated successfully or will contribute favorably to our operations and financial condition. The integration of acquisitions includes ensuring that our disclosure controls and procedures and our internal control over financial reporting effectively apply to and address the operations of newly acquired businesses. We may be required to change our disclosure controls and procedures or our internal control over financial reporting to accommodate newly acquired operations, and we may also be required to remediate historic weaknesses or deficiencies at acquired businesses. For example, the auditors of Specialty Pharmacies, Inc., or SPI, a company we acquired in 2005, identified certain material weaknesses in SPI’s internal controls in connection with its audit of the SPI’s 2004 financial statement. The auditors stated that SPI needed to implement an improved accounting system and implement better controls to segregate duties regarding the cash disbursements and cash receipts functions of SPI. Based on this letter and our own evaluation of SPI’s internal controls, we took a number of remedial steps, including increasing the number of persons (and making changes in the persons) who are primarily responsible for performing the accounting and financial duties at SPI. Our review and evaluation of disclosure controls and procedures and internal controls over financial reporting of the companies we acquire may take time and require additional expense, and if they are not effective on a timely basis, could adversely affect our business and the market’s perception of our company.

In addition, acquisitions may expose us to unknown or contingent liabilities of the acquired businesses, including liabilities for failure to comply with healthcare or reimbursement laws. While we try to negotiate indemnification provisions that we consider to be appropriate for the acquisitions, there can be no assurance that liabilities relating to the prior operations of acquired companies will not have a material adverse effect on our business, financial condition and results of operations. Furthermore, future acquisitions may result in dilutive issuances of equity securities, incurrence of additional debt, and amortization of expenses related to intangible assets, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to integrate successfully the LabTracker software into our business or LabTracker subscribers may choose not to use our services.

LabTracker is a leading patient monitoring software for physicians and clinics that treat HIV/AIDS patients. Pursuant to the terms of the license agreement, which Oris Medical Systems, Inc., or OMS, has assigned to us, between OMS and Ground Zero Software, Inc., or Ground Zero, the owner of LabTracker, we have a right in the United States to develop and offer a pharmacy interface to users of LabTracker. If the license is invalid or otherwise does not grant sufficient rights to us to continue to use the derivative works created by Oris from the underlying LabTracker software, our business could be materially adversely affected. There is also no guarantee that we will be able to interface the LabTracker software successfully with our existing systems. There is also no guarantee that the physicians or clinics currently using the LabTracker software will use our services, and we cannot be certain that we will be able to attract new customers by marketing this software.

As a result of our acquisition of the OMS assets, we are required to make royalty payments based on the number of our patients submitting their prescriptions through a clinic that utilizes the Oris and/or LabTracker software. Because we did not meet certain minimum payment obligations under the license agreement, Ground Zero has the right to terminate the license agreement for cause at any time within 60 days after February 28, 2007. We have not received any such notice of termination, but if Ground Zero does terminate the license agreement, the license to interface with the LabTracker software will terminate, and such a change could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Should the license agreement be terminated, we may not be able to re-negotiate terms that would be acceptable to us, or we may not be able to renew the agreement.

We rely on third-party delivery services to deliver our products to the patients we serve. Price increases or service interruptions in our delivery services could adversely affect our results of operations and our ability to make deliveries on a timely basis.

Delivery is essential to our operations and represents a significant expense in the operation of our business that we cannot pass on to our customers. As a result, any significant increase in delivery rates, for example as a result of an increase in the price of gasoline, could have an adverse effect on our results of operations. Similarly, strikes or other service interruptions in these delivery services would adversely affect our ability to deliver our products on a timely basis. In addition, some of the medications we ship require special handling, including refrigeration to maintain temperatures within certain ranges. The spoilage of one or more shipments of our products could adversely affect our business or potentially result in damage claims being made against us.

We rely on a few key employees whose absence or loss could adversely affect our business.

Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services could adversely affect our business. In particular, the loss of the services of our named executive officers—Michael P. Moran, our Chairman, Chief Executive Officer and President; James G. Spencer, our Chief Financial Officer, Secretary and Treasurer; Anthony Luna, our Vice President, HIV Sales and Vice President, Oris Health, Inc.; or Robert Fleckenstein, our Vice President, Pharmacy Operations—could disrupt our operations. Other than our Chief Executive Officer and Chief Financial Officer, we do not have employment contracts with any of our other named executives, and Mr. Fleckenstein is not restricted from competing with us if he ceases working for us. Additionally, as a practical matter, any existing employment agreements or any employee agreement that we may enter into will not assure the retention of such employee. In addition, we do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees. Further, as we grow we must be able to attract and retain other qualified technical operating and professional staff, such as pharmacists. If we cannot attract and retain on acceptable terms the qualified employees necessary for the continued development of our business, we may not be able to sustain or grow our business.

A prolonged malfunction of our MOMSPak automated packaging system could hurt our relationships with the patients we serve and our ability to grow.

We rely on our MOMSPak packaging system to create the MOMSPak for dispensing patient medication. We expect that prescriptions packaged in a MOMSPak will increase substantially in the future as more of the patients who we serve switch to the MOMSPak from traditional packaging system pill boxes and as the number of patients and prescriptions that we fill increases. We currently lease our MOMSPak machines. If these machines fail to function properly for a prolonged period, we may have to fill prescriptions by hand using pill boxes or by otherwise sorting the various drug combinations into individual doses. Delays or failure to package medications by our MOMSPak packaging system could result in the loss of a substantial portion of our patients who receive their prescriptions in MOMSPaks. Approximately 15% of our patients currently receive the MOMSPak.

Our financial results may suffer if we have to write off intangible assets or goodwill.

As a result of our acquisitions, a significant portion of our total assets consist of intangible assets (including goodwill). Intangible assets, net of amortization, and goodwill together accounted for approximately 60% and 46% of the total assets on our balance sheet as of December 31, 2006 and December 31, 2005, respectively. Under current accounting standards, we are able to amortize intangible assets over a period of five to fifteen years and do not amortize goodwill. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations.

We do not have patent or trademark protection for our MOMSPak, our automated prescription packaging system or for our trade name, MOMS Pharmacy.

We believe that several components of our ability to compete effectively include our MOMSPak package, created by our MOMSPak automated prescription packaging system, and our trade name, MOMS Pharmacy. We developed our MOMSPak packaging system with software and other technology that we license from third-parties. We have not attempted to obtain patent protection for our MOMSPak packaging system, and we do not intend to do so in the future. As a consequence, our competitors may develop technology that is substantially equivalent to our MOMSPak system, and we could not prevent them from doing so. If our competitors or other third parties were able to recreate the MOMSPak, one of our competitive advantages in serving HIV/AIDS patients could be lost. In addition, we do not have trademark protections for our automated packaging system, our MOMSPak package or our MOMS Pharmacy name, and there is no guarantee that if we were to decide to seek protection, we would be able to obtain it.

Unauthorized parties may attempt to use our name, or copy or otherwise obtain and use, our customized packaging solution or technology. We do not have any confidentiality agreements with any of our collaborative partners, employees or consultants that would prevent them from disclosing our trade secrets. There can be no assurance that we will have adequate remedies for any misuse or misappropriation of our trade secrets. If we are not adequately protected, other companies with sufficient resources and expertise could quickly develop competing products, which could materially harm our business, financial condition or results of operations.

A disruption in our telephone system or our computer system could harm our business.

We receive and take prescription orders over the telephone, by facsimile or through our electronic prescription writer. We also rely extensively upon our computer system to confirm payor information, patient eligibility and authorizations; to check on medication interactions and patient medication history; to facilitate filling and labeling prescriptions for delivery and billing; and to help with the collection of payments. Our success depends, in part, upon our ability to promptly fill and deliver complex prescription orders as well as on our ability to provide reimbursement management services for our patients and their healthcare providers. Any continuing disruption in our telephone, facsimile or computer systems could adversely affect our ability to receive and process prescription orders, make deliveries on a timely basis and receive reimbursement from our payors. This could adversely affect our relations with the patients and healthcare providers we serve and potentially result in a partial reduction in orders from, or a complete loss of, these patients.

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
  Other specialty pharmacy distributors;
  Specialty pharmacy divisions of wholesale drug distributors;
  Pharmacy benefit-management companies;
  Hospital-based pharmacies;
  Other retail pharmacies;
  Manufacturers that sell their products both to distributors and directly to clinics and physicians’ offices; and
  Hospital-based care centers and other alternate-site healthcare providers.
Many of our competitors have substantially greater resources and marketing staffs and more established operations and infrastructure than we have. A significant factor in effective competition will be our ability to maintain and expand our relationships with patients, healthcare providers and government and private payors.

If we are found to be in violation of Medicaid and Medicare reimbursement regulations, we could become subject to retroactive adjustments and recoupments.

As a Medicaid and Medicare provider, we are subject to retroactive adjustments due to prior-year audits, reviews and investigations, government fraud and abuse initiatives, and other similar actions. Federal regulations also provide for withholding payments to recoup amounts payable under the programs. While we believe we are in material compliance with applicable Medicaid and Medicare reimbursement regulations, there can be no assurance that we, pursuant to such audits, reviews, investigations, or other proceedings, will be found to be in compliance in all respects with such reimbursement regulations. A determination that we are in violation of any such reimbursement regulations could result in retroactive adjustments and recoupments of payments and have a material adverse effect on us. As a Medicaid and Medicare provider, we are also subject to routine, unscheduled audits that could have a material adverse impact on our results of operations, should an audit result in a negative finding, and we can offer no assurance that future Medicaid and Medicare audits will not result in a negative finding.

Our industry is subject to extensive government regulation, and noncompliance by us or our suppliers could harm our business.

The repackaging, marketing, sale and purchase of medications are extensively regulated by federal and state governments. As a provider of pharmacy services, our operations are subject to complex and evolving federal and state laws and regulations enforced by federal and state governmental agencies. These laws and regulations are described in Part I, Item 1. Business-Government Regulation and include, but are not limited to, the federal Controlled Substances Act, Pharmacy Drug Use Review Law, anti-kickback laws, HIPAA, the Stark Law and the federal Civil Monetary Penalty Law. Many of the HIV/AIDS medications that we sell receive greater attention from law enforcement officials than those medications that are most often dispensed by traditional pharmacies due to the high cost of HIV/AIDS medications and the potential for illegal use. If we fail to, or are accused of failing to, comply with laws and regulations, our business, financial condition and results of operations could be harmed. While we believe we are operating our business in substantial compliance with existing legal requirements material to the operation of our business, many of these laws remain open to interpretation. Changes in interpretation or enforcement policies could subject our current practices to allegation of impropriety or illegality. If we fail to comply with existing or future applicable laws and regulations, we could be subject to penalties which may include, but not be limited to, exclusion from the Medicare or Medicaid programs, fines, requirements to change our practices, and civil or criminal penalties.

In addition, we recognize that the federal government has an interest in examining relationships between providers or between providers and other third parties relating to health technology services, including those that facilitate the electronic submission of prescriptions. For example, it is possible that our relationship with Ground Zero, through the licensing of LabTracker and the LabTracker/Oris software interface, might invite inquiry from the federal government. Part of the earn-out payment under our purchase agreement to acquire OMS is based upon the number of patients who submit their prescriptions to our pharmacies through a clinic utilizing the Oris and/or LabTracker software. These payments are made directly to the shareholders of OMS and to Ground Zero. The purchase agreement expressly prohibits the shareholders of OMS and Ground Zero from marketing the Oris software. In addition, we will charge each provider who licenses the Oris software a fair market value license fee. While we believe our relationships with the shareholders of OMS and Ground Zero and with the users of the Oris software comply with the anti-kickback laws, if we are found to violate any of these laws, we could suffer penalties, fines, or possible exclusion from participation in federal and state healthcare programs, which would reduce our sales and profits.

Our business could also be harmed if the entities with which we contract or have business relationships, such as pharmaceutical manufacturers, distributors, physicians or HIV/AIDS clinics, are accused of violating laws or regulations. The applicable regulatory framework is complex and evolving, and the laws are very broad in scope. There are significant uncertainties involving the application of many of these legal requirements to our business. Many of the laws remain open to interpretation and have not been addressed by substantive court decisions to clarify their meaning. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what effect any such legislation or regulation might have on us. Further, we cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could increase our cost of compliance with such laws or reduce our ability to become profitable. If we are found to have violated any of these laws, we could be required to pay fines and penalties, which could materially adversely affect our profitability, and our ability to conduct our business as currently structured.

Federal and state investigations and enforcement actions continue to focus on the healthcare industry, scrutinizing a wide range of items such as referral and billing practices, product discount arrangements, dissemination of confidential patient information, clinical drug research trials, pharmaceutical marketing programs, and gifts for patients. It is difficult to predict how any of the laws implicated in these investigations and enforcement actions may be interpreted to apply to our business. Any future investigation may cause publicity, regardless of the eventual result of the investigation, or its underlying merits, that would cause potential patients to avoid us, reducing our net sales and profits and causing our stock price to decline.

Changes in industry pricing benchmarks, including changes in reimbursement by Medicaid and other governmental payors, could adversely affect the reimbursement we receive for drugs we dispense and as a result, negatively impact our financial condition and results of operations.

 Government payors, including ADAP, Medicaid and Medicare Part D programs, which account for most of our net sales, pay us directly or indirectly for the medications we provide at AWP or at a percentage of AWP. Private payors with whom we may contract also reimburse us for medications at AWP or at a percentage of AWP.   Federal and state government attention has focused on the validity of using AWP as the basis for Medicaid and Medicare Part D payments for HIV/AIDS medications.

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

Most state Medicaid programs now pay substantially less than AWP for the prescription drugs we dispense. In January 2006, under the Reduction Act, average manufacturer price, or AMP, has replaced AWP as the benchmark for prescription drug reimbursement in the Medicaid program. In order to implement these provisions of the Reduction Act, CMS issued proposed regulations in the December 22, 2006 Federal Register that defined AMP by setting forth the drug pricing discounts that should be included or excluded in the calculation of a drug’s AMP. Before these proposed regulations, AMP was undefined, creating variations in AMP calculations across pharmaceutical manufacturers. The Reduction Act requires the publication of final regulations by July 1, 2007.

The Reduction Act also made changes to the federal upper payment limit, or FUL, for multiple source drugs like generics. Payments to pharmacies for Medicaid-covered outpatient prescription drugs are set by the individual states. Federal reimbursement provided to the states for the federal share of those payments is subject to FUL. As of January 1, 2007, for multiple source drugs, the FUL is 250% of the lowest AMP from among a drug’s therapeutically equivalent versions. We are currently reviewing the potential impact that the Reduction Act may have on our business and have not yet been able to fully assess its impact on our business or profitability; its effect may be to reduce reimbursement for certain medications that we dispense, either currently or in the future.

We are unable to evaluate the overall financial impact that the transition to an alternative benchmark may have on our company. Federal and state governments are trending towards basing Medicaid pharmacy reimbursement on AMP instead of the more profitable AWP standard. If this trend continues, it may have the effect of reducing the reimbursement rates for certain medications that we currently dispense or may dispense in the future. Due to these and other uncertainties, we can give no assurance that the short-term or long-term impact of changes to industry pricing benchmarks will not have a material adverse effect on our financial condition and results of operations in future periods.

Our sales and profitability are affected by the efforts of healthcare payors to contain or reduce the cost of healthcare by lowering reimbursement rates, limiting the scope of covered services, and negotiating reduced or capitated pricing arrangements. Any changes that lower reimbursement levels under Medicaid, Medicare or private payors could also reduce our future revenue. Furthermore, other changes in these reimbursement programs or in related regulations could reduce our future revenue. These changes may include modifications in the timing or processing of payments and other changes intended to limit or decrease the growth of Medicaid, Medicare or third party expenditures. In addition, the failure, even if inadvertent, by us or our patients to comply with applicable reimbursement regulations could adversely affect our reimbursement under these programs and our ability to continue to participate in these programs. In addition, our failure to comply with these regulations could subject us to other penalties.

Our business could be affected by reforms in the healthcare industry.

Healthcare reform measures have been considered by Congress and other federal and state bodies during recent years. The intent of the proposals generally has been to reduce healthcare costs and the growth of total healthcare expenditures, and to eliminate fraud, waste and financial abuse. Comprehensive healthcare reform may be considered and efforts to enact reform bills are likely to continue. These changes are occurring on a fast-paced basis, and it is impossible to predict the extent or substance of the changes. For example, in 2005, Florida approved a sweeping change to its Medicaid program that shifts from the traditional Medicaid “defined benefit” plan to a “defined contribution” plan, under which the state sets a limit on spending for each recipient. Under the program, Medicaid enrollees enrolled in, or were automatically enrolled in, private health plans, which have the authority to manage the enrollees Medicaid health care benefit. Other states are considering implementing such a change to the administration of their Medicaid programs. We are unable to predict the likelihood that any healthcare reform legislation or similar legislation will be enacted into law or the effects that any such legislation would have on our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Melville, New York, which we have leased through August 31, 2009. Both our executive offices and New York pharmacy operations are located at this site. We lease space in the following locations:

Location	Principal Use	Property Interest
Melville, NY	Pharmacy and Executive Offices	Leased—expiring August 31, 2009
Brooklyn, NY	Pharmacy	Leased—expiring June 30, 2008
Gardena, CA	Pharmacy	Leased—expiring March 31, 2011
Van Nuys, CA	Pharmacy	Leased—expiring December 31, 2007
Los Angeles, CA	Pharmacy	Leased—expiring December 31, 2007
La Jolla, CA	Billing Center	Leased—expiring July 1, 2008
San Francisco, CA	Pharmacy	Leased—expiring March 31, 2008
San Francisco, CA	Pharmacy	Leased—expired February 28, 2007*
San Diego, CA	Administration (Oris)	Leased—expiring June 30, 2008
San Diego, CA	Pharmacy	Leased—expiring January 31, 2009
Miami, FL	Pharmacy	Leased—expiring November 30, 2008
Seattle, WA	Pharmacy	Leased—expiring May 31, 2007

* We are currently in the process of negotiating a renewal of this lease.

At this time, we believe we have adequate space for our current operations. We plan to renew these leases prior to expiration or move to other comparable space. See Note 14 to our Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further information regarding our lease commitments.

Item 3. Legal Proceedings.

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

    Oris Medical Systems, Inc. v. Allion Healthcare, Inc., et al., Superior Court of California, San Diego County, Action No. GIC 870818. Oris Medical Systems, Inc., or OMS, filed a complaint against Allion, Oris Health, Inc., or Oris Health, and MOMS Pharmacy, Inc., or MOMS, on August 14, 2006, alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, specific performance, accounting, fraud, negligent misrepresentation, rescission, conversion and declaratory relief, allegedly arising out of a May 19, 2005 Asset Purchase Agreement between Oris Health and MOMS on the one hand, and OMS on the other hand. We filed a motion to challenge the negligent misrepresentation cause of action, which the court granted and dismissed that cause of action from the complaint. Allion, Oris Health and MOMS will continue to vigorously defend against the remaining claims.

In addition, Allion, Oris Health and MOMS have filed a cross-complaint against OMS, its majority shareholder Pat Iantorno, and the Iantorno Management Group, in which one or a number of the cross-complaints have alleged claims variously against either one or a number of the cross-defendants for deceit, negligent misrepresentation, breach of implied warranty, money had and received, rescission, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unfair competition, libel, false light, reformation and declaratory relief. Allion, Oris Health and MOMS intend to vigorously prosecute their cross-complaint.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On December 13, 2006, we held our annual meeting of stockholders. The purpose of the meeting was to elect six members to the board of directors to serve until the next annual meeting of stockholders and until their successors have been elected and qualified, to ratify the selection of BDO Seidman, LLP, or BDO, as our Independent Registered Public Accountants for the 2007 fiscal year, and to transact such other business as properly came before the annual meeting.

There were a total of 12,257,726 shares voted. All six nominees for director were elected to the Board of Directors of Allion with the voting as follows:

Director	FOR	Withheld
Gary P. Carpenter	12,222,274	35,452
Russell J. Fichera	12,222,274	35,452
Michael P. Moran	12,213,274	44,452
John Pappajohn	12,215,994	41,732
Derace Schaffer, M.D.	12,009,871	247,855
Harvey Z. Werblowsky	12,222,174	35,552

Our stockholders ratified the selection of BDO by a vote of 12,042,158 shares FOR, 213,268 AGAINST, and 2,300 shares abstained. No other matters were submitted to a vote of security holders during the fourth quarter for the year ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock trades on the NASDAQ Global Market under the symbol “ALLI.” We completed our initial public offering on June 22, 2005; prior to that there was no public market for our common stock. The following table sets forth the quarterly high and low closing sale prices for our common stock for the periods indicated, as reported by NASDAQ.

	High	Low
2005:
Second quarter (beginning June 22, 2005)	$17.89	$16.19
Third quarter	$19.74	$15.95
Fourth quarter	$18.21	$11.17
2006:
First quarter	$16.95	$11.20
Second quarter	$13.51	$7.24
Third quarter	$8.93	$3.29
Fourth quarter	$7.31	$4.21

    The last reported sale price of our common stock on March 13, 2007 was $4.89 per share. As of March 13, 2007, we had 113 stockholders of record.

Dividends

We have not declared or paid cash dividends on our common stock in the last two fiscal years and we do not plan to pay cash dividends to our stockholders in the near future.

Recent Sales of Unregistered Securities

The following information relates to all securities issued or sold by us during the 2006 fiscal year that were not registered under the Securities Act.

During the fiscal year ended December 31, 2006, we issued an aggregate of 361,399 shares of common stock, upon the net issue exercise of 446,909 warrants, with a weighted average exercise price of $4.99.  The share issuances described above were issued to U.S. investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Rule 506 promulgated thereunder, related to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required. No underwriters were involved in the foregoing sales of securities.

Use of Proceeds from Registered Securities

We have used all of the proceeds from our initial public offering in June 2005.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the cumulative total returns on our common stock with (1) the NASDAQ Stock Market (U.S. Companies) Index and (2) the NASDAQ Healthcare Services Index for the period from June 22, 2005, the date our common stock began to trade on NASDAQ, through December 31, 2006. We believe the NASDAQ Healthcare Services Index includes companies that are comparable to the Company in terms of their businesses.

For purposes of preparing the graph, the Company assumed that an investment of $100 was made on June 22, 2005 with reinvestment of any dividends, at the time they were paid. We did not pay any dividends during the period indicated.

    The comparison in the graph below is based on historical data and is not necessarily indicative of future performance of the Company’s common stock.

	06/22/05	06/30/05	09/30/05	12/31/05	03/31/06	06/30/06	09/30/06	12/31/06
Allion Healthcare, Inc	100.0	126.2	138.5	89.6	104.3	66.8	32.2	55.1
NASDAQ Stock Market (U.S. Companies)	100.0	98.4	104.0	105.8	112.2	104.6	108.7	116.2
NASDAQ - HC Services	100.0	99.4	105.8	114.8	120.3	114.1	110.4	114.6

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with, and is qualified in its entirety by reference to, our historical financial statements, the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. The selected financial data as of December 31, 2005 and 2006 and for the fiscal years ended December 31, 2004, 2005 and 2006 have been derived from our audited financial statements included in this Annual Report. The selected financial data as of December 31, 2002, 2003 and 2004 and for the fiscal years ended December 31, 2002 and 2003 have been derived from our audited financial statements that are not included in this Annual Report. The information set forth below is not necessarily indicative of the results of future operations.

	Years Ended December 31,
(in thousands, except per share)	2002	2003	2004	2005	2006
Statement of Operations Data:
Net sales	$21,441	$42,502	$60,080	$123,108	$209,503
Cost of sales	18,062	37,036	53,162	103,246	178,862
Gross profit	3,379	5,466	6,918	19,862	30,641
Operating expenses
Selling, general and administrative expenses	3,718	7,699	9,163	18,350	27,698
Legal settlement (income) expense	(150)	200	—	—	—
Operating income (loss)	(189)	(2,433)	(2,245)	1,512	2,943
Other income
Interest income (expense)	(69)	(244)	(233)	(1,059)	1,254
Costs of withdrawn public offering and other	(479)	—	—	—	—
Other income (expense)	—	—	4	(1,133)	—
Income (loss) before income taxes and discontinued operations	(737)	(2,677)	(2,474)	(680)	4,197
Provision for taxes	35	20	76	329	1,007
Income (loss) from continuing operations	(772)	(2,697)	(2,550)	(1,009)	3,190
Discontinued operations	(267)	(258)	(130)	(36)	—
Net income (loss)	(1,039)	(2,955)	(2,680)	(1,045)	3,190
Deemed dividend on preferred stock	—	—	—	(1,338)	—
Net income (loss) available to common stockholders	$(1,039)	$(2,955)	$(2,680)	$(2,383)	$3,190

Basic income (loss) per common share
Income(loss) before discontinued operations	$(0.25)	$(0.87)	$(0.82)	$(0.29)	$0.20
Loss from discontinued operations	(0.09)	(0.08)	(0.04)	0.00	0.00
Net income (loss) per share	$(0.34)	$(0.95)	$(0.86)	$(0.29)	$0.20

Diluted income (loss) per common share
Income(loss) before discontinued operations	$(0.25)	$(0.87)	$(0.82)	$(0.29)	$0.19
Loss from discontinued operations	(0.09)	(0.08)	(0.04)	0.00	0.00
Net income (loss) per share	$(0.34)	$(0.95)	$(0.86)	$(0.29)	$0.19

Basic weighted average of common shares outstanding	3,100	3,100	3,100	8,202	15,951
Diluted weighted average of common shares outstanding	3,100	3,100	3,100	8,202	16,967

	Years Ended December 31,
(in thousands, except per share)	2002	2003	2004	2005	2006
Balance Sheet Data:
Cash and cash equivalents	$213	$641	$6,980	$3,845	$17,062
Investments in short-term securities	$—	$—	$—	$23,001	$6,450
Total assets	$4,622	$12,415	$19,996	$86,289	$121,603
Notes payable-subordinated	$—	$1,150	$1,250	$1,358	$700
Total liabilities	$5,365	$10,022	$8,481	$18,946	$19,796
Total stockholders’ equity (deficit)	$(744)	$2,393	$11,514	$67,343	$101,807
Working Capital	$(261)	$(1,884)	$4,848	$27,488	$29,535

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto, which appear in Item 8 of this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review "Item 1A. Risk Factors" of this Annual Report for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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
  Reimbursement experience that assists patients and healthcare providers with the complex reimbursement processes and that optimizes collection of payment;
  Arrangement for the timely delivery of medications as directed by our patients or their physicians in a discreet and convenient manner;
  Specialized pharmacists who consult with patients, physicians, nurses and ASOs to provide education, counseling, treatment coordination, clinical information and compliance monitoring; and
  Information systems and prescription automation solutions that make the provision of clinical data and the transmission of prescriptions more efficient and accurate.
    Geographic Footprint. We operate our business as a single segment configured to serve key geographic areas most efficiently. In 2006, we completed two acquisitions in California and two acquisitions in New York. We will continue to evaluate acquisition opportunities as they arise in both our existing markets and markets where we do not currently have operations. As of December 31, 2006, we operated ten distribution centers, which are located strategically in California (six separate locations), New York (two separate locations), Florida and Washington to serve major metropolitan areas in which high concentrations of HIV/AIDS patients reside. In discussing our results of operations, we address changes in the net sales contributed by each of these distribution centers because we believe this provides a meaningful indication of the historical performance of our business.

We ceased operating our Austin, Texas distribution center as of June 30, 2005. A significant portion of the operations of our Austin, Texas distribution center was dedicated to serving organ transplant and oncology patients. Consistent with our strategy of focusing on the HIV/AIDS market, we decided not to continue this business. We did not record any material expense associated with the discontinuance of these operations and the closing of our Austin, Texas facility. In 2005, our Austin, Texas distribution center contributed approximately $1.5 million of net sales to our financial results. As a result of our decision to discontinue our Texas operations, we have presented the results of the Texas distribution center as “discontinued operations.” As required by generally accepted accounting principles in the United States, or GAAP, we have restated prior periods to reflect the presentation of the Texas facility as “discontinued operations,” so that period-to-period results are comparable.

Net Sales. As of December 31, 2006, approximately 65% of our net sales came from payments directly from government sources such as Medicaid, ADAP, and Medicare (excluding Part D, described below, which is administered through private payor sources). These are all highly regulated government programs subject to frequent changes and cost containment measures. We continually monitor changes in reimbursement for HIV/AIDS medications.

On December 8, 2003, the MMA was signed into law. This legislation made significant structural changes to the federal Medicare program, including the establishment of a new Medicare Part D outpatient prescription drug program. Effective January 1, 2006 under the MMA, Medicaid coverage of prescription drugs for Medicaid beneficiaries who were also eligible for Medicare transitioned to the Medicare program. These beneficiaries, referred to as “dual eligibles,” are now enrolled in the Medicare PDPs. We have agreements with most of these PDPs to provide prescription drugs to dual eligible beneficiaries that are our patients. Typically, the PDPs provide a lower reimbursement rate than the rates we received from the Medicaid programs. In December 2006, approximately 19.4% of our patients received coverage under a Medicare PDP.

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

For the year ended December 31, 2006, we recorded income of $3,190,240 from continuing operations. Our income is primarily attributed to increases in gross profit from acquisitions. Our gross profit increased while our overall gross margin declined. In 2006, our acquisitions increased our focus on HIV/AIDS patients, which reduced the relative contribution to gross profit provided by one of our operations, North American Home Health Supply, or NAHH, which we had acquired in January 2005. NAHH experiences a much higher gross margin due to a product mix that is reimbursed at higher amounts than the HIV/AIDS medications we sell; however, the purchasers of these higher margin products are primarily not HIV/AIDS patients. Consequently, as this business unit becomes a smaller percentage of our overall business, our gross margin will continue to decline to a level more consistent with our lower margin HIV/AIDS operations. For the three month period ended December 31, 2006, NAHH represented 4.9% of our total net revenue.

While we believe that we now have a sufficient revenue base to continue to operate profitably given our anticipated operating and other expenses, our business remains subject to uncertainties and potential changes that could result in losses. In particular, changes to reimbursement rates, unexpected increases in operating expenses, difficulty integrating acquisitions or declines in the number of patients we serve or the number of prescriptions we fill could adversely affect our future results. For a further discussion regarding these uncertainties and potential changes, see Item 1A. Risk Factors in this Annual Report.

Operating Expenses. Our operating expenses are made up of both variable and fixed costs. Variable costs increase as net sales increase. Our principal variable costs are labor and delivery. Fixed costs do not vary directly with changes in net sales. Our principal fixed costs are facilities, equipment and insurance.

We have grown our business by acquiring other specialty pharmacies and expanding our existing business. We will continue to evaluate acquisitions and to continue to expand our existing business. Since the beginning of 2003, we have acquired seven specialty pharmacies in California and two specialty pharmacies in New York. We also generate internal growth primarily by increasing the number of patients we serve and filling more prescriptions per patient.

Critical Accounting Policies

Management believes that the following accounting policies represent “critical accounting policies,” which the SEC defines as those that are most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often because management must make estimates about uncertain and changing matters. Our critical accounting policies affect the amount of income and expense we record in each period as well as the value of our assets and liabilities and our disclosures regarding contingent assets and liabilities. In applying these critical accounting policies, we make estimates and assumptions to prepare our financial statements that, if made differently, could have a positive or negative effect on our financial results. We believe that our estimates and assumptions are both reasonable and appropriate, in light of applicable accounting rules. However, estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control.  As a result, actual amounts could differ materially from estimates.

We discuss these and other significant accounting policies related to our continuing operations in Note 2 of the notes to our Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report.

Revenue Recognition. We are reimbursed for a substantial portion of our net sales by government and private payors. Net sales are recognized upon delivery, which occurs when medications or products are received by our customers and are recorded net of contractual allowances to patients, government and private payors and others in the period when delivery to our patients is completed. Contractual allowances represent estimated differences between billed sales and amounts expected to be realized from third-party payors under contractual agreements. Any patient can initiate the filling of prescriptions by having a doctor call in prescriptions to our pharmacists, faxing our pharmacists a prescription, or mailing prescriptions to one of our facilities. Once we have verified that the prescriptions are valid and have received authorization from a patient’s insurance company or state insurance program, the pharmacist then fills the prescriptions and ships the medications to the patient through our outside delivery service, an express courier service or postal mail, or the patient picks up the prescription at the pharmacy. In December 2006, we serviced 15,213 patients.

We receive premium reimbursement under the California HIV/AIDS Pharmacy Pilot Program, which we refer to as the California Pilot Program, and are certified as a specialized HIV pharmacy eligible for premium reimbursement under the New York State Medicaid program. Premium reimbursement for eligible prescriptions dispensed in the current period are recorded as a component of net sales in the period in which the patient receives the medication. We receive regular payments for premium reimbursement which are paid in conjunction with the regular reimbursement amounts due through the normal payment cycle for the California Pilot Program, and have received annual payment under the New York program in April 2006. For additional information regarding each of these reimbursement programs, please refer to Part I, Item 1. Business—Third Party Reimbursement, Cost Containment and Legislation.

Allowance for Doubtful Accounts. Management regularly reviews the collectibility of accounts receivable by tracking collection and write-off activity. Estimated write-off percentages are then applied to each aging category by payor classification to determine the allowance for estimated uncollectible accounts. The allowance for estimated uncollectible accounts is adjusted as needed to reflect current collection, write-off and other trends, including changes in assessment of realizable value. While management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter end and that we have made adequate provision for uncollectible accounts based on all available information, no assurance can be given as to the level of future provisions for uncollectible accounts or how they will compare to the levels experienced in the past. The Company’s ability to successfully collect its accounts receivable depends, in part, on its ability to adequately supervise and train personnel in billing and collections and minimize losses related to system changes.

Long-Lived Asset Impairment. In assessing the recoverability of our intangible assets, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If we determine that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions: cash flow deficits, a historic or anticipated decline in net sales or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset, and material decreases in the fair value of some or all of the assets. Changes in strategy or market conditions could significantly impact these assumptions, and as a result, we may be required to record impairment charges for these assets. We adopted Statement of Financial Accounting Standards, or SFAS, No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” or SFAS No. 144, effective January 1, 2002, and the adoption of SFAS No. 144 had no impact on our consolidated financial position or results of operations.

Goodwill and Other Intangible Assets. In accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets associated with acquisitions that are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Such impairment tests require the comparison of the fair value and the carrying value of reporting units. Measuring the fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present value technique, such as estimates of future cash flows. We assess the potential impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors that could trigger an interim impairment review include the following:
  Significant underperformance relative to expected historical or projected future operating results;
  Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
  Significant negative industry or economic trends.

If we determine through the impairment review process that goodwill has been impaired, we record an impairment charge in our consolidated statement of income. Based on our 2006 impairment review process, we have not recorded any impairment during the fiscal year ended December 31, 2006.

Recently Issued Accounting Pronouncements

We describe recent accounting pronouncements applicable to us in Item 8. Financial Statements and Supplementary Data of this Annual Report under Note 3 to our Consolidated Financial Statements.

Results of Operations

Fiscal Years Ended December 31, 2006 and 2005

The following table sets forth the net sales and operating data for each of our distribution centers for the 12 months ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006			2005
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months
California (1)(2)(3)	$138,290,544	595,208	124,891	$75,396,306	354,072	75,603
New York (4)(5)	65,250,427	249,427	37,858	42,904,453	162,108	22,995
Seattle (6)	3,864,003	20,440	3,642	2,778,208	16,617	2,867
Florida	2,098,330	10,861	1,527	2,028,705	12,488	1,486
Total	$209,503,304	875,936	167,918	$123,107,672	545,285	102,951

(1) California operations for the 12 months ended December 31, 2006 includes 12 months of contribution from the acquisitions of Specialty Pharmacies, Inc. (“SPI”), Frontier Pharmacy & Nutrition (“PMW”) and Priority Pharmacy (“Priority”). Additionally, it includes eight and one half months of contribution from H&H Drug Stores, Inc. (“H&H”) and eight months of contribution from Whittier Goodrich Pharmacy, Inc. (“Whittier”).
(2) California operations for the 12 months ended December 31, 2005 includes ten months of contribution from SPI, five months of contribution from PMW and one month of contribution from Priority.
(3) California operations for the 12 months ended December 31, 2006 includes $858,457 of retroactive premium reimbursement for prior periods in 2005 and 2004. For the 12 months ended December 31, 2005, California operations include retroactive premium reimbursement of $185,089 for prior periods in 2004.
(4) New York operations for the 12 months ended December 31, 2006 includes nine and one half months of contribution from H.S. Maiman Rx, Inc. (“Maiman”) and five and one half months of contribution from St. Jude Pharmacy & Surgical Supply Corp. (“St. Jude”).
(5) New York operations for the 12 months ended December 31, 2006 includes $58,105 of retroactive premium reimbursement for prior periods in 2005. For the 12 months ended December 31, 2005, New York operations include retroactive premium reimbursement of $99,183 for prior periods in 2004.
(6) Seattle operations for the 12 months ended December 31, 2005 includes ten months of contribution from SPI.

The prescription and patient month data has been presented to provide additional data about our operations. A prescription typically represents a 30-day supply of medication for an individual patient. “Patient months” represents a count of the number of months during a period that a patient received at least one prescription. If an individual patient received multiple medications during each month for a yearly period, a count of 12 would be included in patient months irrespective of the number of medications filled each month.

Net Sales. Net sales in 2006 increased to $209,503,304 from $123,107,672 in 2005, an increase of 70.2%. Included in net sales for the years ended December 31, 2006 and 2005, respectively, is $916,562 and $284,272 of retroactive premium reimbursement relating to prior periods. Net sales in California and New York increased by $62,894,238 and $22,345,974, respectively for the year ended December 31, 2006 as compared to the same period in 2005, primarily because of acquisitions completed during fiscal 2006, and, to a lesser extent, increases in the number of prescriptions filled at our existing facilities. Sales increased in Seattle primarily due to a full year’s contribution in 2006 as compared to ten months contribution in 2005. Florida’s revenue increased 3.4% year over year primarily due to an increase in the average revenue per prescription.

In 2005, we qualified for the California Pilot Program and for additional reimbursement in New York under specialized reimbursement for HIV pharmacies. Both states’ programs also provided for retroactive payment of prescriptions dating back to September 2004. In the second and third quarters of fiscal 2005, we began recognizing revenue relating to premium reimbursement in New York and California, respectively, under each state’s program for qualified pharmacies. These revenues are estimated at the time service is provided and accrued to the extent that payment has not been received.

As of December 31, 2006 and 2005, we had an outstanding accrued revenue balance of $606,127 and $2,412,282, respectively, relating to premium reimbursement in New York and California including retroactive payments for prior periods. The accrued revenue balance at December 31, 2006 consisted of $487,340 relating to the New York reimbursement program which pays us annually. The balance is related to the California Pilot Program, which has since been collected. Based on our experience in 2006, we expect to receive payment with respect to the New York program in the second quarter of 2007; however, there can be no assurance as to when payment will be released to us.

Gross Profit. Gross profit was $30,641,744 and $19,861,782 for the years ended December 31, 2006 and 2005, respectively, and represents 14.6% and 16.1% of net sales, respectively. Gross profit for the years ended December 31, 2006 and 2005 includes $916,562 and $284,272, respectively, related to the retroactive premium reimbursement (in net sales) from prior periods. Gross margin for the fiscal year ended December 31, 2006 decreased 1.5% as compared with the gross margin for the fiscal year ended December 31, 2005, primarily due to lower reimbursement on patients that moved from state Medicaid programs to Medicare Part D PDPs and the increased focus on our lower margin HIV business as our higher-margin NAHH business becomes a smaller portion of our overall business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2006 increased to $27,698,427 from $18,349,296 for the year ended December 31, 2005, but declined as a percentage of net sales to 13.2% in 2006 from 14.9% in 2005. The increase in selling, general and administrative expenses was primarily due to increased expenses related to acquisitions. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily due to integrating the acquisitions into our existing facilities, which improved operating efficiencies related to labor and other resources as prescription volumes increased.

 The increase in selling, general and administrative expenses for the year ended December 31, 2006 as compared to the same period in 2005 primarily consisted of the following components:

Components of Selling, General and Administrative Expense	Change ($)
Labor expenses	$3,961,078
Depreciation and amortization	1,607,337
Bad debt	948,686
Shipping and postage	598,235
Rent and facilities	383,140
Legal expenses	370,202
Stock compensation expense	310,023
Pharmacy supplies	198,298

Included in selling, general & administrative expenses for the fiscal year ended December 31, 2006 was approximately $607,000 of legal, accounting and printing expenses relating to the informal SEC inquiry, SEC comment letter review process and the restatement of our financial statements for prior periods in 2006 and 2005.

 Included in selling, general & administrative expenses for the fiscal year ended December 31, 2006 is $1,076,686 of bad debt expense. This balance includes a bad debt adjustment of $453,061 for retroactive premium reimbursement related to our San Francisco facility. The State of California issued payment to us for retroactive premium reimbursement for prior periods in 2004 and early 2005, which was less than the amount the State previously indicated we would receive. We are, however, receiving regular weekly payments for current transactions under the California Pilot Program through the normal reimbursement process. Excluding bad debt related to retroactive premium reimbursement, the bad debt expense for 2006 was $623,625, or 0.3% of net sales. In 2005, we recorded $128,000 in bad debt expense. This amount includes a recovery of $88,000 for accounts previously deemed uncollectible and recorded as bad debt in prior periods. Excluding these recoveries, the bad debt expense for 2005 was $216,000, or 0.2% of net sales. This resulted in a net increase in bad debt of $407,625 year over year; however, bad debt remained relatively flat as a percentage of sales.

Operating Income. Operating income for the year ended December 31, 2006 was $2,943,317 as compared to an operating income of $1,512,486 for the year ended December 31, 2005, which represented 1.4% and 1.2% of net sales, respectively. The increase in operating income is attributable to an increase in gross profit of $10,779,962, partially offset by an increase in selling, general and administrative expenses of $9,349,131. The overall increase in operating income resulted primarily from our acquisitions in 2006 and, to a lesser extent, growth at our existing pharmacies.

Interest Income (Expense). Interest income was $1,254,073 for the year ended December 31, 2006 as compared to interest expense of $1,059,135 for the year ended December 31, 2005. The decrease in interest expense is primarily attributable to our repayment of short term loans under our revolving credit facility during the second quarter of 2005 with proceeds from the IPO and the non-recurrence in 2006 of $966,000 of non-cash expense recorded in June 2005 related to the fair value of warrants that we issued in connection with the private placement of subordinated notes and that we issued to a director in exchange for the guarantee of a credit facility. Interest income for the year ended December 31, 2006 is primarily due to our investment in short-term securities and cash balances.

Other Income (Expense). Other income was $102 for the year ended December 31, 2006 as compared to other expense of $1,133,215 for the year ended December 31, 2005. Other expense recorded in the year ended December 31, 2005 related to the fair value adjustment of redeemable warrants that became non-redeemable upon the completion of our IPO. The fair value adjustment resulted in a charge to other expense of $1,133,215.

Provision for Taxes. We recorded a provision for taxes in the amount of $1,007,252 and $329,000 for the years ended December 31, 2006 and 2005, respectively. These provisions relate primarily to state income tax and federal alternative minimum tax, which would have been payable before income tax deductions relating to stock based compensation created a taxable loss, and deferred taxes relating to tax-deductible goodwill. Because the tax provisions are not payable by the Company, the amounts were credited to the additional paid in capital account. The effective tax rates for the years ended December 31, 2006 and 2005 are 24.0% and (48.4%), respectively. This low rate is a result of the utilization of prior year net operating loss carry forwards.

Fiscal Years Ended December 31, 2005 and 2004

The following table sets forth the net sales and operating data for each of our distribution centers for the fiscal years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005 (5)			2004 (5)
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months
California (1)(2)	$75,396,306	354,072	75,603	$21,803,119	93,566	13,634
New York (3)	42,904,453	162,108	22,995	36,507,850	146,055	21,536
Seattle (4)	2,778,208	16,617	2,867	—	—	—
Florida	2,028,705	12,488	1,486	1,769,034	10,931	1,247
Total	$123,107,672	545,285	102,951	$60,080,003	250,552	36,417

(1) California operations for the 12 months ended December 31, 2005 included ten months of contribution from SPI, five months of contribution from PMW and one month of contribution from Priority.
(2) California operations for the 12 months ended December 31, 2005 includes retroactive payments of $185,089 for prior periods in 2004.
(3) New York operations for the 12 months ended December 31, 2005 includes retroactive payments of $99,183 for prior periods in 2004.
(4) Seattle operations for the 12 months ended December 31, 2005 included ten months contribution from SPI.
(5) As required by generally accepted accounting principles, we have restated current and prior periods to reflect the presentation of the Austin, Texas facility as discontinued operations, so that period-to-period results are comparable.

The prescription and patient month data has been presented to provide additional data about our operations. A prescription typically represents a 30-day supply of medication for an individual patient. “Patient months” represents a count of the number of months during a yearly period that a patient received at least one prescription. If an individual patient received multiple medications during each month for a yearly period, a count of 12 would be included in patient months irrespective of the number of medications filled each month.

Net Sales. Net sales in 2005 increased to $123,107,672 from $60,080,003 in 2004, an increase of 104.9%. Net sales in California increased by $53,593,187 for the year ended December 31, 2005 as compared to 2004, primarily because of our acquisitions in California completed during 2005 and increases in the number of prescriptions filled at our existing facilities. Net sales in New York increased by $6,396,603 for the year ended December 31, 2005, as compared to the same period in 2004. Net sales in Florida increased by $259,671 for the year ended December 31, 2005, as compared to the same period in 2004. Our net sales growth in New York and Florida was due primarily to an increase in the number of prescriptions filled from our existing facilities.

    Gross Profit. Gross profit for the year ended December 31, 2005 increased to $19,861,782 from $6,917,802 for the year ended December 31, 2004, an increase of 187.1%. Our gross profit increased primarily due to an increase in net sales. Our gross margin increased to 16.1% for the year ended December 31, 2005 from 11.5% for the year ended December 31, 2004. Our overall gross margin for the year ended December 31, 2005 was approximately 460 basis points higher than the gross margin for the year ended December 31, 2004. This was primarily due to the acquisition of NAHH, which had a gross margin of 38% for the year ended December 31, 2005. NAHH predominantly fills prescriptions for Enteral products, which are reimbursed at a higher gross margin. During 2005, we recognized revenue in the amount of $284,272 for periods prior to December 31, 2004 relating to retroactive premium reimbursement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2005 increased to $18,349,296 from $9,162,734 for the year ended December 31, 2004, but declined as a percentage of net sales to 14.9% in 2005 from 15.3% in 2004. The increase in selling, general and administrative expenses was primarily due to increased expenses related to our acquisitions. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to improved efficiencies in labor and other general costs.

The increase in selling, general and administrative expenses for the year ended December 31, 2005 as compared to the same period in 2004 consisted primarily of the following components:

Components of Selling, General and Administrative Expense	Change ($)
Labor costs	$5,278,340
Shipping and postage	981,347
Consulting and accounting services relating to Sarbanes-Oxley 404 compliance	528,586
Franchise and Property Taxes	153,167
Supplies (pharmacy and office)	151,283

Operating Income (Loss). Operating income for the year ended December 31, 2005 was $1,512,486 as compared to an operating loss of $2,244,932 for the year ended December 31, 2004, which represented 1.2% and (3.7%) of net sales, respectively. The increase in operating income is attributable to an increase in gross profit of $12,943,980, partially offset by an increase in selling, general and administrative expenses of $9,186,563. The overall increase resulted primarily from our acquisitions in 2005 and growth at our existing pharmacies.

Interest Expense. Interest expense was $1,059,135 and $233,460 for the year ended December 31, 2005 and 2004, respectively. The increase in interest expense is primarily the result of a non-cash interest expense of $966,000 relating to warrants to purchase 140,000 shares of the Company’s common stock that were issued in two financing transactions in 2005 prior to our IPO, including warrants to purchase 100,000 shares issued to a director of the Company.

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

Provision for Taxes. We recorded a provision for taxes in the amount of $329,000 for the year ended December 31, 2005. The 2005 provision relates primarily to state income tax and federal alternative minimum tax, which would have been payable before income tax deductions relating to stock based compensation created a taxable loss and deferred taxes relating to tax-deductible goodwill. Because the 2005 tax provision is not payable by the Company, the amount was credited to the additional paid in capital account. We recorded a tax provision for $76,202 for the year ended December 31, 2004, which related primarily to an increase in state tax payments.

Liquidity and Capital Resources

On June 22, 2005, we completed our initial public offering of common stock, which generated proceeds to us, net of underwriters’ discounts and commissions of $55,614,000, less expenses incurred of $2,060,399. We used a portion of the IPO proceeds to repay approximately $12,000,000 of our debt on June 27, 2005.

On January 25, 2006, we completed a secondary offering of common stock, which generated proceeds to us, net of underwriters’ discounts and commissions of $29,892,197, less expenses incurred of $3,505,723. In addition, for the fiscal year ended December 31, 2006, we received gross proceeds of $2,153,395 from the exercise of options, $1,777,413 of which resulted from the exercise price of options and warrants to purchase shares of our common stock that were sold as part of the secondary offering.

 Since the completion of our IPO, until December 31, 2006, we have completed six specialty pharmacy acquisitions, which have used approximately $54,834,358 of our IPO and secondary offering proceeds.

 Accounts receivable, net of allowance, increased $3,656,780 in the fiscal year ended December 31, 2006 from December 31, 2005, which includes a write off of approximately $1,000,000 for accounts deemed uncollectible. This increase is primarily due to revenue growth in our business, both from historical operations and from our acquisitions. Revenue growth from the acquisitions of Priority, Maiman, H&H, Whittier and St. Jude resulted in a $4,797,510 increase in outstanding receivables during fiscal 2006, which was offset by the collection of $2,412,282 of retroactive premium reimbursement outstanding at December 31, 2005.

On April 21, 2006, we allowed our credit facility agreement with GE HFS Holdings, Inc. f/k/a Heller Healthcare Finance, or GE, to expire. The GE credit facility had provided us with the ability to borrow up to a maximum of $6,000,000, based on our accounts receivable. As of February 5, 2007 this agreement had been fully terminated and the UCC financing statement removed.

During the fourth quarter of 2006, we serviced 955 total patients that were monitored under the LabTracker and/or Oris software. The number of patients monitored under the LabTracker and/or Oris software and covered under the Oris earn-out formula increased by 26 patients from the third quarter of 2006. Since acquiring the assets of OMS, a total of 342 patients have been subject to the Oris earn-out formula as set forth in the asset purchase agreement, with $342,000 earned by OMS and Ground Zero under the agreement.

Operating Requirements. Our primary liquidity need is cash to purchase medications to fill prescriptions. Our primary vendor, AmerisourceBergen, requires payment within 31 days of delivery of the medications to us. We are reimbursed by third-party payors, on average, within 30 days after a prescription is filled and a claim is submitted in the appropriate format.

Our operations provided $5,131,291 of cash over the fiscal year ended December 31, 2006, while our operations used $496,582 of cash during fiscal 2005. The change in cash provided by operations was primarily a result of an increase in net income to $3,190,240 for the fiscal year ended December 31, 2006 from a loss of $1,044,989 for the same period in 2005.

Cash flows used in investing activities were $22,349,395 and $52,073,251 for the years ended December 31, 2006 and 2005, respectively. This included payments of $38,315,969 and $28,781,794 for acquisitions, net investments in short term securities of $16,500,604 and $22,962,000 and the purchase of property and equipment of $534,130 and $329,457 for the years ended December 31, 2006 and 2005, respectively.

Cash flows provided by financing activities were $30,434,798 and $49,435,240 for the years ended December 31, 2006 and 2005, respectively. This included net proceeds from the secondary offering of $28,851,942 for the year ended December 31, 2006 and net proceeds from the IPO of $53,553,601 for the year ended December 31, 2005. Also included were net proceeds of $2,153,395 and $449,592 from the exercise of employee stock options and warrants for the years ended December 31, 2006 and 2005, respectively. The cash flows were net of the repayment of various obligations (principally debt) of $782,380 and $4,983,584 for the years ended December 31, 2006 and 2005, respectively.

The five-year purchase agreement that we signed with AmerisourceBergen in September 2003 improved our supplier payment terms from an original payment period of 13 days to 31 days. These payment terms improved our liquidity and enabled us to reduce our working capital. Since entering into the agreement with Amerisource Bergen, we have purchased the majority of our medications from AmerisourceBergen. If we do not meet the aggregate minimum purchase commitments under our agreement with AmerisourceBergen by the end of the five-year term, we will be charged 0.2% of the un-purchased volume commitment. We have purchased approximately $298,710,000 under the agreement with Amerisource Bergen, and we believe we will be able to meet our minimum purchase obligations under this agreement. Pursuant to the terms of this agreement, AmerisourceBergen has a subordinated security interest in all of our assets.

 Capital Resources. As of December 31, 2006, we had $23,511,891 in cash and short term investments as compared to cash and short term investments of $26,845,590 as of December 31, 2005. The decrease in 2006 from 2005 resulted from acquisitions, and was offset by additional capital raised from the secondary offering of our common stock.

As of March 9, 2007, we had approximately $23,073,000 in cash and short term investments. We believe that our cash balances will be sufficient to provide us with the capital required to fund our working capital needs and operating expense requirements for at least the next 12 months. We expect to use these capital resources to for general corporate purposes for at least the next 12 months.

Long-Term Requirements. We expect that the cost of additional acquisitions will be our primary long-term funding requirement. In addition, as our business grows, we anticipate that we will need to invest in additional capital equipment, such as the machines we use to create the MOMSPak for dispensing medication to our patients. We also may be required to expand our existing facilities or to invest in modifications or improvements to new or additional facilities. If our business operates at a loss in the future, we will also need funding for such losses.

Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements beyond the next 12 months, unanticipated events and opportunities may make it necessary for us to return to the public markets or establish new credit facilities or raise capital in private transactions in order to meet our capital requirements.

Contractual Obligations. At December 31, 2006, our contractual cash obligations and commitments over the next five years were as follows:

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt Obligation (1)	$700,000	$700,000	$—	$—	$—
Capital Lease Obligations (1)	92,817	45,681	47,136	—	—
Operating Leases	1,708,996	707,066	797,362	204,568	—
Purchase Commitments (2)	101,289,671	30,414,671	70,875,000	—	—
Total	$103,791,484	$31,867,418	$71,719,498	$204,568	$—

(1) Interest payments on these amounts will be approximately $28,787 over the next three years.
(2) If we fail to satisfy the minimum purchase obligation under our purchase agreement with AmerisourceBergen, we would be required to pay an amount equal to 0.2% of the un-purchased commitments at the end of the five-year term of the contract.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We have limited exposure to financial market risks, including changes in interest rates. At March 9, 2007, we had cash and cash equivalents of approximately $12.8 million and short-term investments of approximately $10.3 million. Cash and cash equivalents consisted of demand deposits, money market accounts and government obligations. Short-term investments consisted of highly liquid investments in auction rate securities and government obligations with maturities of one year or less. These investments are classified as available-for-sale and are considered short-term, because we expect to sell them within 12 months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates continue to rise, the value of our short-term investments would decrease. We may sell these investments prior to maturity, and therefore, we may not realize the full value of these investments. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest only in short-term, investment grade, interest-bearing instruments and thus do not expect future interest rate risk to be significant. The interest rates on our outstanding notes payable are not subject to change with changes in market interest rates. We have not hedged against our interest rate risk exposure for our cash, investments or the notes payable. As a result, our interest income will increase from increasing interest rates and our interest income will decrease from declining rates.

Other Market Risk

We are not subject to other market risks such as currency risk, commodity price risk or equity price risk.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are included in this Report.
Report of the Independent Registered Public Accounting Firm—Financial Audit
Report of the Independent Registered Public Accounting Firm—Audit of Internal Controls
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Allion Healthcare, Inc.
Melville, New York

We have audited the accompanying consolidated balance sheets of Allion Healthcare, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in Part IV, Item 15(2) of this Annual Report, for each of the three years ended December 31, 2006. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allion Healthcare, Inc. and Subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 Allion Healthcare, Inc. and Subsidiaries changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Allion Healthcare, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Melville, New York
March 15, 2007

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$17,061,731	$3,845,037
Short term investments	6,450,160	23,000,553
Accounts receivable, (net of allowance for doubtful accounts of $424,735 in 2006 and $282,824 in 2005)	18,297,084	14,640,304
Inventories	5,036,900	3,228,225
Prepaid expenses and other current assets	634,421	762,466
Deferred tax asset	401,754	—
Total Current Assets	47,882,050	45,476,585

Property and equipment, net	890,478	671,396
Goodwill	42,066,932	19,739,035
Intangible assets, net	30,682,630	20,314,866
Other assets	80,888	87,123
Total Assets	$121,602,978	$86,289,005

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$16,339,289	$13,915,036
Accrued expenses	1,262,408	3,290,941
Notes payable-subordinated	700,000	675,000
Current portion of capital lease obligations	45,681	107,379
Total Current Liabilities	18,347,378	17,988,356

Long Term Liabilities:
Notes payable—subordinated	—	682,710
Capital lease obligations	47,136	92,818
Deferred tax liability	1,342,674	153,000
Other	58,788	28,892
Total Liabilities	19,795,976	18,945,776

Commitments And Contingencies
Stockholders’ Equity
Convertible preferred stock, $.001 par value; shares authorized 20,000,000; issued and outstanding -0- in 2006 and 2005	—	—
Common stock, $.001 par value; shares authorized 80,000,000; issued and outstanding 16,203,666 in 2006 and 12,956,382 in 2005	16,204	12,956
Additional paid-in capital	111,548,738	80,228,664
Accumulated deficit	(9,746,704)	(12,936,944)
Accumulated other comprehensive income	(11,236)	38,553
Total stockholders’ equity	101,807,002	67,343,229
Total Liabilities And Stockholders’ Equity	$121,602,978	$86,289,005

See accompanying notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Statement of Operations Data:
Net sales	$209,503,304	$123,107,672	$60,080,003
Cost of goods sold	178,861,560	103,245,890	53,162,201
Gross profit	30,641,744	19,861,782	6,917,802
Operating expenses:
Selling, general and administrative expenses	27,698,427	18,349,296	9,162,734
Operating income (loss)	2,943,317	1,512,486	(2,244,932)
Other expense:
Interest income (expense)	1,254,073	(1,059,135)	(233,460)
Other income (expense)	102	(1,133,215)	4,466
Income (loss) before income taxes and discontinued operations	4,197,492	(679,864)	(2,473,926)
Provision for taxes	1,007,252	329,000	76,202
Income (loss) from continuing operations	3,190,240	(1,008,864)	(2,550,128)
Loss from discontinued operations	—	(36,125)	(130,020)
Net income (loss)	3,190,240	(1,044,989)	(2,680,148)
Deemed dividend on preferred stock	—	1,338,047	—
Net income (loss) available to common stockholders	$3,190,240	$(2,383,036)	$(2,680,148)

Basic income (loss) per common share:
Income (loss) before discontinued operations	$0.20	$(0.29)	$(0.82)
Loss from discontinued operations	0.00	0.00	(0.04)
Net income (loss) per share	$0.20	$(0.29)	$(0.86)

Diluted income (loss) per common share
Income (loss) before discontinued operations	$0.19	$(0.29)	$(0.82)
Loss from discontinued operations	0.00	0.00	(0.04)
Net income (loss) per share	$0.19	$(0.29)	$(0.86)

Basic weighted average of common shares outstanding	15,950,896	8,201,565	3,100,000
Diluted weighted average of common shares outstanding	16,966,706	8,201,565	3,100,000

See accompanying notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Preferred Stk. $.001 par value		Common Stk. $.001 par value		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2003	2,414,168	$2,414	3,100,000	$3,100	$10,261,526	$(7,873,760)	$—	$2,393,280
Net Loss	—	—	—	—	—	(2,680,148)	—	(2,680,148)
Issuance of Preferred Stock	2,155,841	2,156	—	—	11,799,207	—	—	11,801,363
Balance, December 31, 2004	4,570,009	4,570	3,100,000	3,100	22,060,733	(10,553,908)	—	11,514,495

Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	—	38,553	38,553
Net loss	—	—	—	—	—	(1,044,989)	—	(1,044,989)
Total comprehensive loss								(1,006,436)

Issuance of warrants for:
Acquisition	—	—	—	—	558,504	—	—	558,504
Services	—	—	—	—	966,000	—	—	966,000

Issuance of Common Stock:
Public Offering	—	—	4,600,000	4,600	53,549,001	—	—	53,553,601
Conversion of Preferred to Common Stock	(4,570,009)	(4,570)	4,794,897	4,795	1,337,822	—	—	1,338,047
Exercise of options	—	—	213,000	213	448,387	—	—	448,600
Exercise of warrants	—	—	248,485	248	694	—	—	942

Additional cost for prior year issuance of preferred shares	—	—	—	—	(1,692)	—	—	(1,692)
Mandatory redeemable warrants	—	—	—	—	1,133,215	—	—	1,133,215
Deemed Dividend	—	—	—	—	—	(1,338,047)	—	(1,338,047)
Tax benefit from exercise of employee stock options	—	—	—	—	176,000	—	—	176,000
Balance, December 31, 2005	—	—	12,956,382	12,956	80,228,664	(12,936,944)	38,553	67,343,229

Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	—	(49,789)	(49,789)
Net income	—	—	—	—	—	3,190,240	—	3,190,240
Total comprehensive income								3,140,451

Issuance of Common Stock:	—	—	—	—	—	—	—	—
Public offering	—	—	2,465,468	2,467	28,849,475	—	—	28,851,942
Exercise of options	—	—	420,417	420	1,249,390	—	—	1,249,810
Exercise of warrants	—	—	361,399	361	903,224	—	—	903,585

Cost of secondary offering	—	—			(203,879)	—	—	(203,879)
Stock based compensation					310,023			310,023
Tax benefit from exercise of employee stock options	—	—	—	—	211,841	—	—	211,841
Balance, December 31, 2006	—	$—	16,203,666	$16,204	$111,548,738	$(9,746,704)	$(11,236)	$101,807,002

See accompanying notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,190,240	$(1,044,989)	$(2,680,148)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,539,564	1,935,442	716,981
Deferred rent	29,896	7,483	21,409
Mandatory redeemable warrants	—	1,133,215	—
Non-cash interest expense	—	966,000	—
Amortization of debt discount on acquisition notes	17,290	33,963	—
Provision for doubtful accounts	1,076,686	128,000	(140,711)
Loss on sale of asset	411	—	—
Tax benefit realized from the exercise of employee stock options	—	176,000
Non-cash stock compensation expense	310,023	—	—
Deferred taxes	795,411	153,000	—
Changes in operating assets and liabilities exclusive of acquisitions:
Accounts receivable	(4,733,466)	(6,161,188)	(1,463,397)
Inventories	(699,182)	(810,018)	563,075
Prepaid expenses and other assets	(76,529)	(458,243)	(491,413)
Accounts payable and accrued expenses	1,680,947	3,444,753	1,078,083
Net cash provided by (used in) operating activities:	5,131,291	(496,582)	(2,396,121)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(534,130)	(329,457)	(138,208)
Sale of property and equipment	100	—	27,500
Investment in short term securities	(90,857,578)	(22,962,000)	—
Sale of short term securities	107,358,182	—	—
Payments for acquisition of North American	(16,614)	(5,409,360)	—
Payments for acquisition of Specialty Pharmacy	(8,815)	(5,060,661)	—
Payments for investment in Oris Medical’s Assets	(371,639)	(1,396,316)	—
Payments for acquisition of PMW	—	(9,997,144)	—
Payments for acquisition of Priority	(1,399,158)	(6,918,313)	—
Payments for acquisition of Maiman	(5,812,729)	—	—
Payments for acquisition of H&H	(4,743,803)	—	—
Payments for acquisition of Whittier	(15,891,093)	—	—
Payments for acquisition of St. Jude	(10,072,118)	—	—
Net cash used in investing activities	(22,349,395)	(52,073,251)	(110,708)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Preferred Stock -Net of fees	—	103,554	11,607,449
Net proceeds from line of credit	—	43,252,082	33,590,405
Repayment of line of credit	—	(43,253,236)	(33,589,251)
Net Proceeds from IPO/ Secondary Offering	28,851,942	53,553,601	—
Net Proceeds—Exercise of Employee Stock Options and Warrants	2,153,395	449,542	—
Tax benefit realized from the exercise of employee stock options	211,841	—	—
Notes Payable and Warrants from Acquisitions	—	(2,982,840)	—
Repayment of Notes & Capital Leases	(782,380)	(4,983,584)	(2,762,934)
Proceeds from Notes Payable	—	3,500,000	—
Follow-on offering costs	—	(203,879)	—
Net cash provided by financing activities	30,434,798	49,435,240	8,845,669
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,216,694	(3,134,593)	6,338,840
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,845,037	6,979,630	640,790
CASH AND CASH EQUIVALENTS, END OF YEAR	$17,061,731	$3,845,037	$6,979,630
SUPPLEMENTAL DISCLOSURE
Income Taxes Paid	$103,400	$—	$75,407
Interest Paid	$51,568	$537,398	$225,830
Assets acquired by capital lease	$—	$—	$165,623
See accompanying notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Allion Healthcare, Inc. (the “Company” or “Allion”) is the parent corporation of several subsidiaries that operate under the MOMS Pharmacy name as one reportable segment. These subsidiaries are located in California, New York, Florida and Washington. In March 2005, the Company decided to cease operations in Texas and these operations have been reflected as a discontinued operation in the statements of operations. The Company is a national provider of specialty pharmacy and disease management services focused on HIV/AIDS patients. The Company sells HIV/AIDS medications, ancillary drugs and nutritional supplies under its trade name MOMS Pharmacy. Most of the Company’s patients rely on Medicare, Medicaid and other state-administered programs, such as the AIDS Drug Assistance Program (“ADAP”), to pay for their HIV/AIDS medications.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the year ended December 31, 2005 are presented based upon the restatements of the consolidated financial statements on the Company’s Form 10-K/A filed on November 17, 2006 with the Securities and Exchange Commission (the “SEC”). The financial statements were restated in 2005 to record the fair value of various warrants issued in 2005.

Inventories. Inventories consist entirely of pharmaceuticals available for sale. Inventories are recorded at lower of cost or market, cost being determined on a first-in, first-out (“FIFO”) basis.

Use of Estimates by Management. The preparation of the Company’s financial statements, in conformity with United States generally accepted accounting principles (“GAAP”), requires the Company’s management to make certain estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Such estimates primarily relate to accounts receivable, deferred tax valuation and intangibles. Actual results could differ from those estimates.

Property and Equipment. Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life. Machinery and equipment under capital leases is amortized over the life of the respective lease or useful life of the asset, whichever is shorter.

Revenue Recognition. Net sales are recognized upon delivery, which occurs when medications or products are received by customers. A substantial portion of the Company’s net sales are billed to third-party payors, including insurance companies, managed care plans and governmental payors. Sales are recorded net of contractual adjustments and related discounts. Contractual adjustments represent estimated differences between billed sales and amounts expected to be realized from third-party payors under contractual agreements. Any customer can initiate the filling of prescriptions by having a doctor call in prescriptions to one of the Company’s pharmacists, faxing over a prescription to the Company’s pharmacists, or mailing prescriptions to one of the Company’s facilities. Once the Company has verified that the prescriptions are valid and has received authorization from a customer’s insurance company or state insurance program, the pharmacist fills the prescriptions and ships the medications to the customers through the Company’s outside delivery service, an express courier service or postal mail, or the patient picks up the prescription at the pharmacy.

The Company receives premium reimbursement under the California HIV/AIDS Pharmacy Pilot Program (the “California Pilot Program”) and is certified as a specialized HIV pharmacy eligible for premium reimbursement under the New York State Medicaid program. Premium reimbursement for eligible prescriptions dispensed in the current period are recorded as a component of net sales in the period in which the patient receives the medication. Payments for premium reimbursement are paid to the Company in conjunction with the regular reimbursement amounts due through the normal payment cycle for the California Pilot Program and the Company receives annual payment under the New York program.

Income Taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount currently estimated to be realized.

Cash Equivalents. For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Short Term Investments. The Company’s short term investments consist of certificates of deposit and available for sale securities (principally auction rate securities), which are carried at fair value. Unrealized gains and losses are reported as accumulated comprehensive income in stockholders equity until realized.

Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company has substantially all of its cash, cash equivalents and short-term investments with two financial institutions. Such cash balances, at times, may exceed FDIC limits. To date, the Company has not experienced any losses in such accounts. The Company’s trade receivables represent a broad customer base, and the Company routinely assesses the financial strengths of its customers. As a consequence, concentrations of credit risk are limited.

Net Earnings (Loss) Per Share Information. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive. For the year ended December 31, 2006 the fully diluted shares outstanding using this method was 16,966,706 and resulted in diluted earnings per share of $0.19. For the years ended December 31, 2006, 2005 and 2004, the diluted earnings (loss) per share does not include the impact of common stock options and warrants then outstanding of 150,000, 2,602,737, and 2,830,137, respectively, as the effect of their inclusion would be anti-dilutive.

Stock-Based Compensation Plans. Under the terms of the Company’s stock option plans, the Board of Directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of the Company.

 On January 1, 2006, the Company adopted Financial Accounting Standards Board Statement on Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share Based Payment” (“SFAS 123R”), which requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as compensation expense over the requisite service period. The Company adopted SFAS 123R by applying the modified prospective transition method and therefore, (i) did not restate any prior periods and (ii) is recognizing compensation expense for all share-based option awards granted in 2006 and that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the Company’s SFAS 123 pro-forma disclosures.

Prior to adopting SFAS 123R, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its employee share-based compensation. Under APB No. 25, compensation expense was recorded if, on the date of grant, the market price of the underlying share exceeded its exercise price. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123” (“SFAS No. 148”), the Company had retained the accounting prescribed by APB No. 25 and presented the disclosure information prescribed by SFAS No. 123 and SFAS No. 148.

 Had compensation expense for stock option awards issued been determined under the fair value method of SFAS No. 123, the Company’s net loss and EPS for the 12-month periods ended December 31, 2005 and 2004 would have been:

	Year ended December 31,
	2005	2004
Net loss available to common shareholders	$(2,383,036)	$(2,680,148)
Stock-based compensation cost	(361,270)	(441,485)
Pro-forma net loss available to common shareholders	$(2,744,306)	$(3,121,633)
Reported basic and diluted EPS	$(0.29)	$(0.86)
Pro-forma basic and diluted EPS	$(0.33)	$(1.01)

During the year ended December 31, 2006, the Company recorded $310,023 in non-cash compensation expense related to its share-based compensation awards. The Company recognizes compensation expense for share-based option awards on a straight-line basis over the requisite service period of the entire award. Compensation expense related to share-based option awards is recorded in selling, general and administrative expenses. The grant-date fair value of share-based payment awards is determined using a Black-Scholes model. The weighted average grant-date fair value of options granted during 2006, 2005 and 2004 were $4.29, $4.43 and $1.76, respectively.

The following table summarizes the assumptions used for option grants during the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Risk-free interest rate	5.23%	3.96%	4.40%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	44.81%	20.00%	1.00%
Weighted average expected life	6.5 years	8 years	8 years

The risk-free interest rate used in the Black-Scholes valuation model is based on the market yield currently available in U.S. Treasury securities with equivalent maturities. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period during which the share-based awards are expected to be outstanding and were determined based on contractual terms of the share-based awards and vesting schedules. Expected volatility is based on market prices of traded shares for comparable entities within the Company’s industry. Prior to the June 22, 2005 IPO, Allion used the minimum value method to calculate volatility.

 The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

Allowance for Doubtful Accounts. Management regularly reviews the collectibility of accounts receivable by tracking collection and write-off activity. Estimated write-off percentages are then applied to each aging category by payor classification to determine the allowance for estimated uncollectible accounts. The allowance for estimated uncollectible accounts is adjusted as needed to reflect current collection, write-off and other trends, including changes in assessment of realizable value. While management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter end and that the Company has made adequate provisions for uncollectible accounts based on all information available, no assurance can be given as to the level of future provisions for uncollectible accounts, or how they will compare to the levels experienced in the past. The Company’s ability to successfully collect its accounts receivable depends, in part, on its ability to adequately supervise and train personnel in billing and collections and minimize losses related to system changes.

Shipping and Handling Costs. Incurred shipping and handling costs are not included in cost of sales; they are included in selling, general and administrative expenses. Shipping and handling costs were approximately $2,313,000, $1,715,000 and $819,400, in 2006, 2005, and 2004, respectively. Shipping and handling costs are not billed to customers.

Long-Lived Assets. Amortization of intangible assets is provided using the straight-line method over the estimated useful lives of the assets. The carrying values of intangible and other long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions: cash flow deficits, a historic or anticipated decline in net sales or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset, and a material decrease in the fair market value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment existed at December 31, 2006.

Goodwill and Other Indefinite-Lived Intangible Assets. In accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets associated with the Company’s acquisitions that are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Such impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present-value technique, such as estimates of future cash flows. The Company assesses the potential impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors considered important which could trigger an interim impairment review include the following:
  Significant underperformance relative to expected historical or projected future operating results;
  Significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business; and
  Significant negative industry or economic trends.

    If the Company determines through the impairment review process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of operations. Based on the 2006 review process, there was no impairment.

Advertising Costs. Advertising costs are expensed as incurred. Advertising costs in 2006, 2005 and 2004, were approximately $74,000, $30,000, and $78,000, respectively, and were included in selling, general and administrative expenses.

Reclassifications. Certain prior years’ balances have been reclassified to conform with the current year’s presentation.

Note 3. Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt FIN 48 in the first quarter of 2007. Based on the Company’s evaluation as of December 31, 2006, the Company does not believe that FIN 48 will have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet evaluated the impact of implementation of SFAS No. 157 on its consolidated financial statements.

Note 4. Discontinued Operations

In March 2005, the Company decided to cease its operations in Texas and closed its Texas facility in June 2005. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the results of operations for the Company’s Texas operations have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations. The Texas results for those periods are below.

	Year Ended December 31,
	2005	2004
Revenue	$1,512,125	$4,525,719
Net loss	$(36,125)	$(130,020)

Note 5. Acquisitions

    On March 13, 2006, MOMS Pharmacy of Brooklyn, Inc. (“MOMS of Brooklyn”), a New York corporation and wholly owned subsidiary of the Company, purchased certain assets of H.S. Maiman Rx, Inc. (“Maiman”), a Brooklyn, New York pharmacy. Under the terms of the asset purchase agreement between MOMS of Brooklyn and Maiman, MOMS of Brooklyn acquired selected assets, including Maiman’s customer list of HIV/AIDS patients and inventory, for the following consideration:
  $5,381,158 of cash paid, including $131,158 of direct acquisition costs paid; and
  $431,571 cash paid for inventories.
    The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its presence in the New York City HIV/AIDS market as a result of the acquisition. The acquisition was recorded by allocating the purchase price to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess cost over the net amounts assigned to the fair value of the assets acquired is recorded as goodwill. The results of operations from the acquisition are included in Allion’s consolidated operating results as of the date the assets were acquired.

On April 6, 2006, Medicine Made Easy (“MME”), a California corporation and wholly owned subsidiary of the Company, purchased certain assets of the HIV business of H&H Drug Stores, Inc. (“H&H”), a Glendale, California based pharmacy doing business as Western Drug, for the following consideration:
  $4,673,125 of cash paid, including $73,125 of direct acquisition costs paid (total direct acquisition costs have been estimated at $165,000; $91,875 remains accrued at December 31, 2006); and
  $70,678 cash paid for inventories.
    The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its presence in the Los Angeles metropolitan HIV/AIDS market as a result of the acquisition. The acquisition was recorded by allocating the purchase price to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess cost over the net amounts assigned to the fair value of the assets acquired is recorded as goodwill. The results of operations from the acquisition are included in Allion’s consolidated operating results as of the date the assets were acquired.

On May 1, 2006, MME purchased substantially all of the assets of Whittier Goodrich Pharmacy, Inc. (“Whittier”), a Los Angeles, California based specialty pharmacy, and its two shareholders, for the following consideration:
  $15,290,544 of cash paid (of which $6,695 was paid in 2005 and included as a component of prepaid expenses and other current assets, and $339,465 remained in escrow at December 31, 2006 pending completion of certain conditions), including $290,544 of direct acquisition costs paid (no acquisition costs remained accrued at December 31, 2006); and
  $607,244 cash paid for inventories.
    The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its presence in the Los Angeles HIV/AIDS market as a result of the acquisition. The acquisition was recorded by allocating the purchase price to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess cost over the net amounts assigned to the fair value of the assets acquired is recorded as goodwill. Upon completion of an independent valuation, $5.1 million was allocated to goodwill from the initial amount recorded as referral list. The results of operations from the acquisition are included in Allion’s consolidated operating results as of the date the assets were acquired.

On July 14, 2006, MOMS of Brooklyn purchased certain assets of the HIV business of St. Jude Pharmacy & Surgical Supply Corp. (“St. Jude”), a Brooklyn, New York pharmacy, for the following:
  $10,072,118 of cash paid, including $72,118 of direct acquisition costs paid (total direct acquisition costs have been estimated at $155,000; $82,882 remains accrued at December 31, 2006).
    The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its presence in the New York City HIV/AIDS market as a result of the acquisition. The acquisition was recorded by allocating the purchase price to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess cost over the net amounts assigned to the fair value of the assets acquired is recorded as goodwill. The results of operations from the acquisition are included in Allion’s consolidated operating results as of the date the assets were acquired.

The goodwill recorded as the result of the Maiman, H&H, Whittier, and St. Jude acquisitions is expected to be deductible for tax purposes.

The following summary table shows the allocation of the purchase price for these four acquisitions.

Purchase Price Paid	Maiman	H&H	Whittier	St. Jude
Cash paid	$5,250,000	$4,600,000	$15,000,000	$10,000,000
Inventories	431,571	70,678	607,244	—
Direct acquisition costs	131,158	165,000	290,544	155,000
Total Purchase Price	5,812,729	4,835,678	15,897,788	10,155,000
less: inventories	(431,571)	(70,678)	(607,244)	—
fixed assets	—	—	(93,662)	—
	$5,381,158	$4,765,000	$15,196,882	$10,155,000
Allocation of Purchase Price
Referral Lists (15 year life)	$1,992,946	$1,687,981	$4,068,229	$4,116,739
Covenant Not to Compete (5 year life)	25,000	281,728	654,015	425,940
Workforce (part of goodwill)	120,158	35,060	167,905	—
Goodwill	3,243,054	2,760,231	10,306,733	5,612,321
	$5,381,158	$4,765,000	$15,196,882	$10,155,000

On January 4, 2005, the Company acquired 100% of the outstanding stock of North American Home Health Supply, Inc. (“NAHH”) for $6,937,872 pursuant to a stock purchase agreement; on February 28, 2005, the Company acquired 100% of the outstanding stock of Specialty Pharmacies, Inc. (“SPI”) for $9,730,094 pursuant to a stock purchase agreement; on August 5, 2005, the Company acquired the business of Frontier Pharmacy & Nutrition, Inc., d/b/a PMW Pharmacy (“PMW”) for $9,845,379 pursuant to an asset purchase agreement; and on December 9, 2005, the Company acquired certain assets of Priority Pharmacy, Inc. (“Priority”) for 7,928,244 pursuant to an asset purchase agreement. The results of operations from the acquisitions are included in Allion’s consolidated operating results as of the date of acquisition. The following summary table shows the allocation of the purchase price for these acquisitions.

Purchase Price Paid	NAHH	Specialty	PMW	Priority
Cash paid	$5,141,996	$5,000,000	$9,700,000	$7,695,001
Notes Payable	1,375,000	1,401,369	—	—
Fair value of warrants issued	241,760	1,898,215	—	—
Inventories	—	—	151,765	379,192
Direct acquisition costs	473,999	655,017	145,379	251,528
Total Purchase Price	7,232,755	8,954,601	9,997,144	8,325,721
less: net (assets) liabilities	(243,630)	415,493	—	—
inventories	—	—	(151,765)	(379,192)
fixed assets	—	—	—	(10,035)
debt discount	(51,253)	—	—	—
operating expense	—	—	—	(8,250)
	$6,937,872	$9,370,094	$9,845,379	$7,928,244
Allocation of Purchase Price
Covenant Not to Compete (5 year life)	$50,000	$75,000	$—	$443,561
Covenant Not to Compete (3 year life)	—	222,672	876,822	—
Referral Lists (15 year life)	4,514,331	4,153,386	5,819,174	2,577,240
Workforce (part of goodwill)	—	400,190	110,350	118,661
Goodwill	2,373,541	4,518,846	3,039,033	4,788,782
	$6,937,872	$9,370,094	$9,845,379	$7,928,244

The following pro forma results were developed assuming the acquisitions of NAHH, SPI, PMW, and Priority all occurred on January 1, 2004, and Maiman, H&H, Whittier, and St. Jude all occurred on January 1, 2005. The pro forma results do not purport to represent what our results of operations actually would have been if the transactions set forth above had occurred on the date indicated or what the Company’s results of operations will be in future periods. The financial results for the periods prior to the acquisition were based on audited or reviewed financial statements, where required, or internal financial statements as provided by the sellers.

	Year ended December 31,
	2006	2005	2004
Revenue	$233,833,653	$231,380,720	$145,415,621
Net income (loss)	3,657,841	(742,816)	316,450
Earnings (loss) per common share:
Basic	$0.23	$(0.09)	$0.10
Diluted	$0.22	$(0.09)	$0.05

On June 30, 2005, Oris Health, Inc., a newly-formed California corporation and wholly owned subsidiary of the Company, acquired, pursuant to an asset purchase agreement dated May 19, 2005, all right, title and interest in and to certain intellectual property and other assets owned, leased or held for use by Oris Medical System, Inc. (“OMS”), a development-stage company incorporated in Washington. The acquisition included an assignment of OMS’ license to use Ground Zero Software, Inc.’s computer software program known as LabTracker—HIV™, and Oris System, an electronic prescription writing system. Pursuant to the terms of an earn-out formula set forth in the asset purchase agreement, OMS and Ground Zero may receive up to an additional $40,000,000 in the aggregate, paid on a quarterly basis, based on the net number of new HIV patients of physician customers utilizing the LabTracker—HIV™ software or the Oris System to fill their prescriptions at a MOMS Pharmacy or an affiliate of a MOMS Pharmacy.

OMS’ and Ground Zero’s rights to these additional payments terminate 40 months after the closing of the acquisition and, under certain circumstances set forth in the asset purchase agreement; portions of these additional payments may be made in stock of the Company. Earn-out payments are recorded quarterly as earned. Earn-out payments made to OMS in reference to patients served from existing clinics will be allocated to the clinic list and amortized over a fixed 15-year period beginning from when OMS was acquired, and earn-out payments made to OMS in reference to patients served from new clinics will be expensed. Earn-out payments made to Ground Zero in reference to patients served from both new and existing clinics will be allocated to the exclusive LabTracker license agreement and will be amortized over its remaining life. OMS does not qualify as a business so the transaction was accounted for as the acquisition of certain assets and liabilities of OMS.

Purchase Price Paid	OMS
Cash paid	$1,000,000
Earn out obligation	342,000
Operating expenses paid to seller	250,000
Employee severance payments	72,520
Direct acquisition costs	103,435
Total Purchase Price	1,767,955
less: net tangible assets	(29,000)
$1,738,955
Allocation of Purchase Price
License agreement—LabTracker—exclusive rights (40 month life)	$1,194,534
Clinic List (15 year life—from date of purchase)	258,300
Computer software (3 year life)	86,121
Non compete (40 month life)	200,000
$1,738,955

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Beginning balance as of December 31,	$19,739,035	$4,472,068
Goodwill acquired during the year	22,327,897	15,266,967
Ending balance as of December 31,	$42,066,932	$19,739,035

Note 6. Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash approximates its fair value. The short-term securities are generally government obligations and are carried at amortized cost, which approximates fair market value. The gross unrealized loss at December 31, 2006 was $18,491 ($11,095, net of tax) and is recorded as a component of accumulated other comprehensive income. There were no short term securities included in cash and cash equivalents at December 31, 2005. Cash and cash equivalents consisted of the following at December 31, 2006:

Cash	$6,792,631
Short-term securities	10,269,100
Total	$17,061,731

Note 7. Short-Term Investments

Investments in short-term securities include available-for-sale securities, which are carried at amortized cost. Due to the short term nature of these investments, the amortized cost approximates fair market value. The gross unrealized loss at December 31, 2006 was $235 ($141, net of tax) and the gross unrealized gain at December 31, 2005 was $38,553, and is recorded as a component of accumulated other comprehensive income. All of these investments mature within 12 months and consist of approximately $5.9 million of auction rate securities and $501,000 in government obligations at December 31, 2006.

Note 8. Initial and Secondary Public Offerings

On June 22, 2005, the Company completed an initial public offering of its common stock. The Company sold 4,000,000 shares of its common stock at a price of $13.00 per share, less an underwriting discount and commission of $0.91 per share. In addition, the Company granted the underwriters an over-allotment option, exercisable until July 21, 2005, to purchase up to an additional 600,000 shares at the initial public offering price, less the underwriting discount and commission. On July 8, 2005, the underwriters exercised their over-allotment option in full. The Company used the proceeds from its initial public offering to repay approximately $12.0 million of debt on June 27, 2005. The Company received proceeds net of underwriting discount and commissions, of $48.4 million from the initial public offering and $7.3 million from the exercise of the over-allotment option, less costs incurred of $2.1 million.

On January 26, 2006, the Company along with certain selling stockholders completed a secondary public offering of its common stock. The Company sold 1,800,000 shares of its common stock and participating stockholders sold 2,636,454 shares of common stock at a price of $12.83 per share less an underwriting discount and commission of $0.71 per share. In addition, the Company granted the underwriters an option, exercisable until February 27, 2006, to purchase up to an additional 665,468 shares at the secondary public offering price, less the underwriting discount and commission. On January 27, 2006, the underwriters exercised their over-allotment option in full. The Company received net proceeds of $21.7 million and $8.1 million from the secondary public offering and from the exercise of the over-allotment option, respectively, less expenses incurred of $929,000. The Company did not receive any proceeds from the sale of shares by the participating stockholders.

Note 9. Intangible Assets

Intangible assets as of December 31, 2006 and 2005 are as follows:

	Weighted Average Amortization Period	December 31,
		2006		2005
Intangibles		Cost	Accumulated Amortization	Cost	Accumulated Amortization
California license	Perpetual	$ 478,616	$ —	$ 478,616	$ —
Customer lists	15 Months	2,200,256	(1,885,241)	2,155,256	(1,480,442)
Referral list	160 Months	29,152,699	(2,444,020)	17,286,803	(762,354)
Non-compete covenant	36 Months	3,179,074	(954,982)	1,792,390	(308,650)
Software	17 Months	136,121	(79,727)	136,121	(41,022)
Lab tracker license	22 Months	1,136,834	(511,576)	1,084,005	(160,877)
Clinic List	162 Months	316,000	(41,425)	132,550	(2,780)
Other		—	—	45,000	(39,750)
Total	108 Months	$ 36,599,600	$ (5,916,970)	$ 23,110,741	$ (2,795,875)

Amortization of intangible assets for the years ended December 31, 2006, 2005 and 2004 was approximately $3,124,000, $1,613,000, and $474,000, respectively. The estimated annual amortization expense, based on current intangible balances, for the next five fiscal years beginning January 1, 2007 is as follows:

Years	Amount
2007	$3,400,174
2008	$2,965,901
2009	$2,337,453
2010	$2,311,257
2011	$2,059,731

Note 10. Property and Equipment

	Useful Lives in Years	December 31,
		2006	2005
Machinery and equipment under capital lease obligations	4	$ 165,623	$ 530,623
Machinery and equipment	3-5	1,521,517	685,679
Leasehold Improvements	1-3	274,322	162,316
Furniture and fixtures	3-7	176,137	122,754
		2,137,599	1,501,372
Less: accumulated depreciation and amortization		(1,247,121)	(829,976)
		$ 890,478	$ 671,396

     Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2006, 2005 and 2004 was approximately $417,000, $322,000 and $243,000, respectively.

Note 11. Issuance of Subordinated Notes

In May 2005, the Company completed a private placement with an institutional accredited investor pursuant to which the Company issued warrants to purchase 40,000 shares of common stock of the Company and issued subordinated notes in an amount equal to $2,000,000. The warrants expire in five years and have an exercise price of $13.00 per share. The notes and accrued interest were repaid with the proceeds of the Company’s initial public offering in June 2005. The Company paid placement agent fees and legal expenses of $176,000 and recorded $214,000 related to the value of the warrants in connection with the private placement. These fees were recognized as interest expense in June 2005 when the notes were repaid.

Note 12. Notes Payable

As part of the acquisition of NAHH, the Company issued two notes. The Company paid one note for $675,000 on January 2, 2006 and the second note for $700,000 on January 2, 2007. The notes accrued interest at an imputed rate of 5.25% per year. The discount as of December 31, 2006 was fully amortized. The discount amortization reported as interest in 2006 and 2005 was $17,290 and $33,963, respectively.

As part of the acquisition of SPI, the Company issued promissory notes for $1,900,000. The promissory notes accrued interest at the prime rate plus 2% per annum. At the closing of the Company’s initial public offering on June 22, 2005, the notes were paid-off.

Note 13. Income Taxes

The income tax expense (benefit) computed at the statutory federal income tax rate reconciled to the reported amount is as follows:
	Year Ended December 31,
	2006	2005	2004
Federal statutory rate:	34%	34%	34%
Tax expense (benefit) at federal statutory rates	$1,427,147	$(243,436)	$(885,342)
Change in valuation allowance	(913,140)	(211,595)	938,894
Permanent differences	19,907	707,471	113,191
State income taxes	473,338	76,560	(90,541)
	$1,007,252	$329,000	$76,202

At December 31, 2006, the Company had net operating loss carryforwards for tax purposes of approximately $10,200,000 expiring at various dates from 2018 through 2025, including approximately $8,300,000 generated by stock-based compensation deductions, which are not included in the Company’s deferred taxes.

Deferred tax assets (liabilities) comprise the following:
	2006	2005
Current:
Assets:
Allowance for doubtful accounts	$170,000	$99,000
Inventory	92,000	140,000
Non deductible accruals	132,000	83,000
Investments	8,000	—
	402,000	322,000
Less valuation allowance	—	(307,000)
Subtotal current assets	402,000	15,000
Liabilities:
Investments	—	(15,000)
Current deferred tax asset	402,000	—
Non-Current:
Assets:
Tax carry forwards	769,000	3,508,000
Fixed assets	65,000	—
Stock based compensation	75,000	—
	909,000	3,508,000
Less valuation allowance	—	(1,873,000)
Subtotal non-current assets	909,000	1,635,000
Liabilities:
Fixed assets	—	(20,000)
Deductible goodwill	(976,000)	(153,000)
Intangible assets	(1,276,000)	(1,615,000)
Non-current deferred tax liability	(1,343,000)	(153,000)
Overall deferred tax liability	$(941,000)	$(153,000)

During the year ended December 31, 2006, the valuation allowance decreased by approximately $2,180,000 due to current year taxable income and the determination that the remaining deferred tax asset was realizable by the Company. In addition to this decrease, the valuation allowance was adjusted by approximately $1,267,000 relating to U.S. income tax benefits of stock option deductions, the benefit of which will be credited to additional paid-in capital when and if realized, which were derecognized as a result of the adoption of FAS 123(R).
Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, future ownership changes and other limitations may apply to the utilization of the company’s net operating loss carry forwards.

The provisions for income taxes for the years ended December 31, 2006, 2005 and 2004 consist of the following:

Federal:	2006	2005	2004
Current	$—	$60,000	$—
Deferred	693,435	130,000	—
State:
Current:	211,841	116,000	76,202
Deferred	101,976	23,000	—
Total	$1,007,252	$329,000	$76,202

 Note 14. Lease Commitments

The Company leases commercial property as follows:

Location	Principal Use	Property Interest
Melville, NY	Pharmacy and Executive Offices	Leased—expiring August 31, 2009
Brooklyn, NY	Pharmacy	Leased—expiring June 30, 2008
Gardena, CA	Pharmacy	Leased—expiring March 31, 2011
Van Nuys, CA	Pharmacy	Leased—expiring December 31, 2007
Los Angeles, CA	Pharmacy	Leased—expiring December 31, 2007
La Jolla, CA	Billing Center	Leased—expiring July 1, 2008
San Francisco, CA	Pharmacy	Leased—expiring March 31, 2008
San Francisco, CA	Pharmacy	Leased—expired February 28, 2007*
San Diego, CA	Administration (Oris)	Leased—expiring June 30, 2008
San Diego, CA	Pharmacy	Leased—expiring January 31, 2009
Miami, FL	Pharmacy	Leased—expiring November 30, 2008
Seattle, WA	Pharmacy	Leased—expiring May 31, 2007

* The Company is currently in the process of negotiating a renewal of this lease.

At December 31, 2006, the Company’s lease commitments provide for the following minimum annual rentals.

Year	Minimum Rent
2007	$707,066
2008	525,487
2009	271,875
2010	163,509
2011	41,059
Total	$1,708,996

During the years ended December 31, 2006, 2005 and 2004, rental expense approximated to $761,087, $573,459, and $413,606, respectively.

Note 15. Contingencies—Legal Proceedings

On March 9, 2006, the Company alerted the staff of the SEC’s Division of Enforcement to the issuance of its press release of that date announcing the Company’s intent to restate its financial statements for the periods ended June 30, 2005 and September 30, 2005 relating to the valuation of warrants. On March 13, 2006, the Company received a letter from the Division of Enforcement notifying it that the Division of Enforcement had commenced an informal inquiry and requested that the Company voluntarily produce certain documents and information. In that letter, the SEC also stated that the informal inquiry should not be construed as an indication that any violations of law have occurred. The Company is cooperating fully with the Division of Enforcement’s inquiry.

    Oris Medical Systems Inc. v. Allion Healthcare, Inc., et al., Superior Court of California, San Diego County, Action No. GIC 870818. OMS filed a complaint against Allion on August 14, 2006, alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, specific performance, accounting, fraud, negligent misrepresentation, rescission, conversion and declaratory relief, allegedly arising out of the May 19, 2005 Asset Purchase Agreement between Allion and OMS. Allion filed a motion to challenge the negligent misrepresentation cause of action, which the court granted and dismissed that cause of action from the complaint. Allion will continue to vigorously defend against the remaining claims.

In addition, Allion has filed a cross-complaint against OMS, OMS’ majority shareholder Pat Iantorno, and the Iantorno Management Group, in which one or a number of the cross complaints have alleged claims variously against either one or a number of the cross-defendants for deceit, negligent misrepresentation, breach of implied warranty, money had and received, rescission, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unfair competition, libel, false light, reformation and declaratory relief. Allion intends to vigorously prosecute its cross-complaint.

The Company is involved from time to time in legal actions arising in the ordinary course of our business. Other than as set forth above, the Company currently has no pending or threatened litigation that it believes will result in an outcome that would materially adversely affect its business. Nevertheless, there can be no assurance that current or future litigation to which the Company is or may become a party will not have a material adverse effect on its business.

Note 16. Concentrations of Credit Risk and Major Customers

The Company provides prescription medications to its customers in the United States. Credit losses relating to customers historically have been minimal and within management’s expectations.

Federal and state third-party reimbursement programs represented approximately 65%, 87% and 88% of total sales for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, the Company had an aggregate outstanding receivable from federal and state agencies of $12,032,707 and $11,736,073, respectively.

Note 17. Capital Lease Obligation

Future minimum commitments under non-cancelable capital leases are as follows:

Leases	Capital
2007	$52,524
2008	49,620
Total minimum lease payments	102,144
Amounts representing interest	(9,327)
Present value of net minimum lease payments (including current portion of $45,681)	$92,817

Note 18. Stockholder’s Equity

A. Common shares outstanding

Common shares outstanding at December 31, 2006, are as follows:

Stock option plans	1,336,167
Warrants	703,828

B. Stock Options

Under the terms of the Company’s stock option plans, the Board of Directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of the Company. In connection with the 2002 Stock Option Plan and the 1998 Stock Option Plan, 2,750,000 shares of common stock have been reserved for issuance. The Company grants stock options with exercise prices equal to the fair market value of the common stock on the date of the grant. Options generally vest over a two-year to five-year period and expire ten years from the date of the grant.

A summary of the status of the Company’s stock option plans as of December 31, 2006, 2005, 2004 and changes during the years then ended is presented below:

	2006		2005		2004
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,452,000	$3.21	1,682,750	$3.06	1,365,200	$1.80
Granted	455,000	8.11	10,000	13.00	604,250	6.02
Exercised (1)	(420,417)	2.97	(213,000)	2.11	—	—
Forfeited or expired	(150,416)	5.83	(27,750)	5.91	(286,700)	3.09
Outstanding, end of year	1,336,167	$4.66	1,452,000	$3.21	1,682,750	$3.06
Options exercisable at year end	760,973	$2.42	1,110,195	$2.29	1,133,758	$1.75
Weighted average fair value of options under the plan granted during the year		$4.29		$4.43		$1.76

(1)   The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $4,128,614 and $2,109,437, respectively. There was no public market for our common stock in 2004.

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2006 was $3,793,841 and $3,622,166, respectively.

As of December 31, 2006, the Company had approximately $1,507,574 of unrecognized compensation expense related to its unvested share options and expects to recognize this compensation expense over a weighted average period of 2.7 years.

C. Warrants

In April and May 2004, the Company issued warrants to purchase 114,759 shares of common stock with an exercise price of $6.00 per share to the placement agents in conjunction with the Company’s Series D private placement. These warrants expire five years and ten years, respectively, from the date of issue. The fair value at the date of issuance was $120,360 and was recorded as an adjustment to additional paid in capital. Valuation was based on a Black-Scholes calculation that assumed a volatility of 1%, a stock price of $6.00 and the expected term equivalent to the contractual life of each warrant.

In December 2004, the Company issued warrants to purchase 53,121 shares of common stock, which have an exercise price of $6.25 per share to the placement agent, in conjunction with the Company’s Series E convertible preferred stock. These warrants expire five years from the date of issue. The fair value at the date of issuance was $84,500 and was recorded as an adjustment to additional paid in capital. Valuation was based on a Black-Scholes calculation that assumed a volatility of 1%, a stock price of $6.25 and an expected term equivalent to the contractual life of each warrant.

In January 2005, as part of the NAHH acquisition, the Company issued warrants, which have an exercise price of $6.26 per share, to purchase 150,000 shares of common stock to the former owners of NAHH. These warrants expire five years from the date of issuance. The fair value of each warrant was $241,760 and was estimated on the date of the issuance using the Black-Scholes option-pricing model. Valuation assumptions used in the Black-Scholes calculation consisted of a volatility of 20%, a stock price of $6.25 and an expected term equivalent to the contractual life of each warrant. These warrants were recorded as part of acquisition cost. In addition, the Company entered into a registration rights agreement on January 4, 2005, as amended on May 19, 2005, with the former owners of NAHH covering the common shares issued or issuable upon exercise of the warrants. Under the terms of the registration rights agreement, the warrant holders are entitled to one demand registration on a form selected by the Company’s legal counsel, but are not entitled to any piggyback registration rights. Upon receiving a demand registration notice from the holders, and subject to certain limited deferral rights, the Company shall as soon as practicable, but in no event more than 90 days after the date on which it receives such notice, file the registration statement and use its reasonable best efforts to cause the registration statement to become effective within 180 days of such filing. If the registration statement is declared effective, the Company must maintain the effectiveness of the registration statement for a period of 60 days or until each holder has completed the distribution covered by the registration statement, whichever occurs first. The registration rights agreement does not require the Company to pay penalties or liquidated damages for a failure to achieve or maintain effectiveness of a registration statement. The Company will pay all registration expenses except for underwriting discounts. The registration rights terminate when the warrant shares are eligible to be sold or transferred in compliance with Rule 144 or any other exemption from registration.

In February 2005, pursuant to the terms of the stock purchase agreement with the owners of SPI, the Company issued warrants to purchase 351,438 shares of common stock with an exercise price of $6.26 per share. These warrants expire five years from the date of issuance. The warrants required the Company to redeem and acquire 50% of these warrants following its IPO. During June 2005, the Company redeemed 175,719 of the shares covered by these warrants.

The February 2005 warrants were initially recorded as a $1,898,215 liability, which represented the fair market value of the mandatorily redeemable warrants as of the acquisition date. The 351,438 warrants had a fair market value of $1,898,215 and were recorded as a liability because the warrants were redeemable in full at the option of the holders if the Company failed to complete an IPO by a specified date, or 50% mandatorily redeemable upon a qualifying IPO. The valuation of the warrants was based on the value of the various financial outcomes to the holders of the warrants, which were in turn, based on the Company’s ability to complete an IPO by June 1, 2006. A value was determined under each scenario and then the probability of the outcome was applied to the value of each outcome to get a weighted average value. Upon completion of an IPO, the Company would be required to redeem 50% of the warrants; therefore, 50% of the warrants were valued at $9.00 per share, which is the fixed price at which the Company would redeem such warrants. The fair value of the remaining 50% of the warrants was valued using the Black-Scholes option-pricing model. Valuation assumptions used in the Black-Scholes calculation consisted of a volatility of 20% (based on the company being a private company considering a public offering), a stock price of $6.25, and an expected term equivalent to the contractual life of each warrant. If the Company was unable to complete an IPO by June 1, 2006, the holders of these warrants had the right to have the Company acquire 100% of their warrants at a price of $6.26 per share. In this scenario, 100% of the warrants were valued using the Black-Scholes option-pricing model using the same assumptions set forth above.

Upon completion of its IPO in June 2005, Allion redeemed and acquired 50% of the warrants issued to the former owners of SPI. at a price of $9.00 per share in accordance with the terms of the warrants. Allion paid $1,581,471 of proceeds from the IPO to repurchase 175,719 shares, or 50%, of the warrants issued to the SPI sellers. The warrants for the remaining 50%, or 175,719 shares, were revalued at fair value and re-classified to equity. Valuation was based on a Black-Scholes calculation that assumed a volatility of 40%, a stock price of $13.00 and an expected term of 56 months (the remaining life of the warrants). The fair value of the remaining 50% was $1,449,959 and resulted in a fair value adjustment of $1,133,215 that was recorded as other expense.

In April 2005, the Company issued a warrant to purchase 100,000 shares of common stock to a director for the extension of his guaranty of a $1.5 million line of credit. This warrant has an exercise price of $13.00 per share (equal to the stock price at the initial public offering) and expires ten years from the date of issuance. The fair value of the warrant was determined using the Black-Scholes pricing model. The fair value at the date of issuance was $752,563 and was recognized as interest expense. Valuation was based on a Black-Scholes calculation that assumed a volatility of 40%, a stock price of $13.00 and an expected term equivalent to the contractual life of the warrant.

In May 2005, the Company granted a warrant to purchase 40,000 shares of the Company’s common stock in connection with a private placement to an institutional accredited investor. (This placement is discussed in Note 11 above). This warrant has an exercise price of $13.00 per share (equal to the stock price at the initial public offering) and expires five years from the date of issuance. The fair value of the warrant was determined using Black-Scholes pricing model. The fair value at the date of issuance was $213,747 and was recognized as interest expense. Valuation was based on a Black-Scholes calculation that assumed a volatility of 40%, a stock price of $13.00 and an expected term equivalent to the contractual life of the warrant. In addition, the Company entered into a registration rights agreement on May 13, 2005 with the accredited investor, covering the common shares issued or issuable upon exercise of the warrant. Under the terms of the registration rights agreement, the warrant holder is entitled to one demand registration on a form selected by the Company’s legal counsel, but is not entitled to any piggyback registration rights. Upon receiving a demand registration notice from the holder, and subject to certain limited deferral rights, the Company shall as soon as practicable, but in no event more than 60 days after the date on which it receives such notice, file the registration statement and use its reasonable best efforts to cause the registration statement to become effective within 90 days of such filing. If the registration statement is declared effective, the Company must maintain the effectiveness of the registration statement until the holder has completed the distribution covered by the registration statement, the warrant expires unexercised or two years elapse from the warrant issue date, whichever occurs first. The registration rights agreement does not require the Company to pay penalties or liquidated damages for a failure to achieve or maintain effectiveness of a registration statement. The Company will pay all registration expenses except for underwriting discounts. The registration rights terminate when the warrant shares are eligible to be sold or transferred in compliance with Rule 144(k) or any other exemption from registration that does not contain a volume limitation.

A summary of the status of the Company’s warrants outstanding as of December 31, 2006, 2005, 2004 and changes during the years then ended is presented below:

	2006		2005		2004
Warrants	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,150,737	$4.60	1,162,387	$4.38	994,773	$4.09
Granted	—	—	641,438	7.73	167,614	6.08
Exercised (1)	(446,909)	4.99	(477,369)	7.66	—	—
Repurchased	—	—	(175,719)	6.26	—	—
Outstanding and Exercisable, end of year	703,828	$4.34	1,150,737	$4.60	1,162,387	$4.38

(1)   During the fiscal year ended December 31, 2006, we issued an aggregate of 361,399 shares of common stock, upon the net issue exercise of 446,909 warrants, with a weighted average exercise price of $4.99.

D. Convertible Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, $.001 par value, which the Board of Directors has authority to issue from time to time in series. The Board of Directors also has the authority to fix, before the issuance of each series, the number of shares in each series and the designation, preferences, rights and limitations of each series. Upon the IPO in June 2005 all of the preferred stock outstanding was converted to common stock.

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

Deemed Dividend: In 2005, the Company recognized a deemed dividend of $1,338,047 for additional shares of common stock, par value $.001 per share, issued in connection with the conversion of preferred stock immediately prior to the Company’s IPO. These additional shares were issued in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation and the Certificate of Designation of Rights and Preferences for the Series D and Series E Preferred Stock as follows:

Series C	31,667 shares of common stock at $5.00 per share;
Series D	113,151 shares of common stock at $6.00 per share; and
Series E	80,129 shares of common stock at $6.25 per share.

Note 19. Related Party Transaction

In April 2005, the Company issued warrants to purchase 100,000 shares of common stock to John Pappajohn at a price of $13.00 per share in consideration for the renewal of his guarantee of the Company’s West Bank loan through September 2005. See Note 18 for a complete description of these warrants issued.

Note 20. Major Suppliers

During the years ended December 31, 2006, 2005 and 2004, the Company purchased approximately $130,541,000, $99,437,000 and $55,707,000, respectively, from one major drug wholesaler. Amounts due to this supplier at December 31, 2006 and 2005 were approximately $12,952,000 and $12,358,000, respectively.

In September 2003, the Company signed a five-year agreement with this drug wholesaler that requires certain minimum purchases. If the Company does not meet the minimum purchase commitments as set forth in the agreement, the Company will be charged a prorated amount of 0.20% of the projected volume remaining on the term of the Agreement. The agreement also provides that the Company’s minimum purchases during the term of the agreement will be no less than $400,000,000. The Company has purchased approximately $298,710,000 from this drug wholesaler since the beginning of the term of this agreement and believes it will be able to meet its minimum purchase obligations under this agreement. Pursuant to the terms of this agreement, this drug wholesaler has a subordinated security interest in the Company’s assets.

Note 21. Supplemental Disclosure of Non-cash Financing Activities

Interest paid on credit facilities, notes and capital leases for the years ended December 31, 2006, 2005, and 2004 was $51,568 and $537,398, and $225,830, respectively. During 2006 and 2005, the Company made eight acquisitions with part of the consideration to be paid with notes payable or having a portion of the purchase price paid in months following the acquisition. The detail for these transactions can be found in Note 5.

Note 22. Fair value of financial instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities: The carrying amount of cash, receivables and payables and certain other short-term financial instruments approximate their fair value.

Long-Term Debt: The carrying amount of the Company’s long term debt, including the current portions, approximated fair value, as the Company’s assumed incremental borrowing rates approximated the Company’s borrowing rate for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at December 31, 2005 approximates its fair value. The Company had no long term debt at December 31, 2006.

Note 23. Quarterly financial information (unaudited)

Quarterly financial information for the years ended December 31, 2006 and 2005 is summarized below:

	2006
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Total
Net sales	$41,285	$51,972	$58,349	$57,897	$209,503
Gross profit	$6,654	$7,307	$8,378	$8,303	$30,642
Operating income	$854	$553	$1,292	$244	$2,943
Net income	$1,133	$662	$1,015	$380	$3,190
Basic income per common share	$0.07	$0.04	$0.06	$0.02	$0.20
Diluted income per common share	$0.07	$0.04	$0.06	$0.02	$0.19
Basic weighted average shares	15,192	16,190	16,204	16,204	15,951
Diluted weighted average shares	16,649	17,236	17,024	16,999	16,967

(1)   During the fourth quarter the Company determined that based on its history of profitability and its projections of future profitability, that it is more likely than not that it will be able to utilize its deferred tax assets. Accordingly, the Company reversed the valuation allowance that had been recorded against its deferred tax assets. The reversal of the valuation allowance reduced the Company's income tax provision by approximately $900,000.

	2005
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$22,696	$28,639	$33,927	$37,846	$123,108
Gross profit	$3,574	$4,198	$5,818	$6,272	$19,862
Operating (loss) income	$125	$211	$657	$519	$1,512
Discontinued operations	$(5)	$(5)	$(7)	$(19)	$(36)
Deemed dividend on preferred	$—	$(1,338)	$—	$—	$(1,338)
Net (loss) income	$13	$(3,683)	$909	$378	$(2,383)
Basic (loss) income per common share	$0.01	$(0.91)	$0.07	$0.03	$(0.29)
Diluted (loss) income per common share	$0.00	$(0.91)	$0.06	$0.03	$(0.29)
Basic weighted average shares	3,100	4,070	12,635	12,845	8,202
Diluted weighted average shares	8,870	4,070	14,921	14,890	8,202

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The acquisitions of Maiman on March 13, 2006 and Whittier on May 1, 2006, to the extent their operations remain segregated, which segregated operations are included in the Company’s 2006 consolidated financial statements and which segregated operations constituted approximately 20% of consolidated assets at December 31, 2006 and 13% of consolidated revenues for the year ended December 31, 2006, were excluded from the scope of management’s evaluation because their companies were acquired after December 31, 2005. Based on this evaluation, management concluded that the Company’s process related to internal control over financial reporting was effective as of December 31, 2006.

As previously disclosed in our Annual Report for the year ended December 31, 2005, we identified a material weakness relating to the valuation of warrants that were issued in the period ended June 30, 2005. As a result, we subsequently restated our second and third quarter 2005 financial statements as set forth in amendments to our quarterly reports on Form 10-Q/A for those periods, and filed with the SEC on April 19, 2006. We have consulted with our independent accountant and external Sarbanes Oxley Section 404 consultants to review valuation techniques for options and warrants. As a result, we instituted checklists and processes during the first quarter of 2006 that we believe strengthen our ability to identify and value option and warrant grants. As a result of the restatement, we have adjusted our valuation models and techniques and will continue to use these techniques for future option or warrant grants. There were no warrants issued in the year ended December 31, 2006. In June 2006, the Board of Directors approved a comprehensive option grant to substantially all of our employees issuing a total of 455,000 options that vest annually in equal installments over a period of five years. As part of this grant, we tested the procedures, systems and checklists implemented to rectify the material weakness found in the second quarter of 2005 around the valuation of options and warrants and determined that these controls as they relate to the valuation of options were effective as of December 31, 2006.

Management’s assessment of our internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman, LLP, our independent registered public accounting firm, and their attestation report appears below.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Allion Healthcare, Inc.
Melville, New York

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Allion Healthcare, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allion Healthcare Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

    As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of H.S. Maiman Rx, Inc. or Whittier Goodrich Pharmacy, Inc., to the extent that their operations remain segregated which is included in the 2006 consolidated financial statements of Allion Healthcare, Inc. and constituted approximately 20% of consolidated assets at December 31, 2006 and 13% of consolidated revenues for the year ended December 31, 2006. Management did not assess the effectiveness of internal control over financial reporting at these entities because the Company acquired these entities during 2006. Refer to Note 5 of the consolidated financial statements for further discussion of these acquisitions and their impact on the Company’s consolidated financial statements. Our audit of internal control over financial reporting of Allion Healthcare, Inc. also did not include an evaluation of the internal control over financial reporting of the entities referred to above.

In our opinion, management’s assessment that Allion Healthcare, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Allion Healthcare, Inc. maintained, effective internal control over financial reporting as of December 31, 2006 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allion Healthcare, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 15, 2007, expressed an unqualified opinion.

/s/ BDO Seidman, LLP
New York, New York
March 15, 2007

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table shows the names and ages of our executive officers and directors as of March 1, 2007.

Name	Age	Position
Michael P. Moran	46	Chairman, President and Chief Executive Officer
John Pappajohn	78	Director
Derace Schaffer, M.D (1)(2)(3)	59	Director
Harvey Z. Werblowsky, Esq. (2)(3)	59	Director
Russell J. Fichera (1)	54	Director
Gary P. Carpenter (1)(3)	50	Director
Robert E. Fleckenstein, R.Ph.	53	Vice President, Pharmacy Operations
James G. Spencer	38	Chief Financial Officer, Secretary and Treasurer
Anthony D. Luna	38	Vice President, HIV Sales and Oris Health, Inc.

(1) Member of the Audit Committee
(2) Member of the Nominating and Corporate Governance Committee
(3) Member of Compensation Committee

Biographical Information

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

Gary P. Carpenter, CPA has served as one of our directors since 2006. He has been a partner in charge of Healthcare Services at Holtz Rubenstein Reminick, LLP (“Holtz”) since 1998. Prior to joining Holtz, Mr. Carpenter founded his own healthcare consulting firm. He was also Vice President of Finance at a national healthcare corporation and has worked with healthcare companies in a variety of areas, including corporate organizational issues, profit maximization and representation before Medicare and Medicaid government representatives on various reimbursement issues. Mr. Carpenter has experience in mergers and acquisitions in the healthcare industry and has worked with a number of hospitals on their expansion plans into the home healthcare industry. Mr. Carpenter is a member of the New York State Society of CPAs. He is also a member of the Healthcare Financial Management Association where he is the chairman of the Continuing Care Committee. Mr. Carpenter serves on the Advisory Board for the Long Island chapter of the Multiple Sclerosis Society and is a Trustee of the Environmental Center of Smithtown. He also serves on the Pastoral Council of St. Patrick Church. Mr. Carpenter has previously served as a member of the Board of St. Patrick School and as an Associate Trustee of North Shore University Hospital. Mr. Carpenter earned his B.B.A. in Accounting from Adelphi University.

Russell J. Fichera has served as one of our directors since May 2006 and has served as the chairperson of the Audit Committee since August 2006. Mr. Fichera began his professional career with the public accounting firm of Arthur Andersen & Co and has over 20 years of experience in healthcare. Since 2001, he has served as Chief Financial Officer of EnduraCare Therapy Management, a national provider of contract rehabilitation services to skilled nursing facilities and hospitals. From 1999 to 2001, he served as the CFO of American Pharmaceutical Services, a national provider of institutional pharmacy services. From 1997 to 1999, he served as CFO of Prism Health Group, a privately held therapy program management firm. Mr. Fichera is a certified public accountant and a member of the Massachusetts Society of Certified Public Accountants and the American Institute of CPAs. Mr. Fichera received his B.S. in Accounting from Bentley College.

John Pappajohn has served as one of our directors since 1996. Since 1969, Mr. Pappajohn has served as the President and principal stockholder of Equity Dynamics, Inc., a financial consulting firm, and the sole owner of Pappajohn Capital Resources, a venture capital firm. Mr. Pappajohn has served on the boards of directors of over 40 public companies and currently serves as a director of the following public companies: Healthcare Acquisition Corp., MC Informatics, Inc., ConMed Healthcare Managment, Inc., American CareSource Holdings, Inc. and CareGuide, Inc. (f/k/a Patient Infosystems, Inc.). Mr. Pappajohn has been an active private equity investor in healthcare companies for more than 30 years. Mr. Pappajohn has also been a founder in several public healthcare companies including Caremark Rx, Inc., Quantum Health Resources and Radiologix, Inc. Mr. Pappajohn received his B.A. in Business from the University of Iowa.

Derace Schaffer, M.D. has served as one of our directors since 1996. Dr. Schaffer is the founder and Chief Executive Officer of The Lan Group, a venture capital firm specializing in healthcare and high technology investments. Dr. Schaffer currently serves as a director of the following public companies: Healthcare Acquisition Corp., American CareSource Holdings, Inc. and CareGuide, Inc. (f/k/a Patient Infosystems, Inc.). He also served as chairman of several healthcare companies including Radiologix, Inc. and Patient Infosystems, Inc. when those companies were private. From 1980 to 2001, Dr. Schaffer was Chief Executive Officer and Chairman of the Board of Imaging Group, P.C. Dr. Schaffer received his postgraduate radiology training at Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident. Dr. Schaffer is currently also a Clinical Professor of Radiology at Weill Cornell Medical School and a member of Alpha Omega Alpha, the national medical honor society.

Harvey Z. Werblowsky, Esq. has served as one of our directors since 2004. Since December 2003, he has been Counsel of Kushner Companies, a real estate organization. From December 1990 until December 2003, Mr. Werblowsky was a partner at the law firm of McDermott Will & Emery LLP. Mr. Werblowsky received a B.A. from Yeshiva University and a J.D. from New York University School of Law.

Robert E. Fleckenstein, R.Ph. has served as our Vice President, Pharmacy Operations since December 2003. Mr. Fleckenstein has held positions in pharmacy management for 20 years, with over 10 of those years in specialty pharmacy. In 2003, he served as Account Manager for US Oncology, Inc. From 2000 to 2002, Mr. Fleckenstein served as Vice President of Operations for CVS ProCare at its Pittsburgh distribution center. From 1997 to 2000, he served as Director of Pharmacy Services for Stadtlanders Drug Company. Prior to 1997, Mr. Fleckenstein held various management level positions in specialty and hospital pharmacy companies. Mr. Fleckenstein received his B.S. in Pharmacy from the University of Pittsburgh and his MBA from the Katz Graduate School of Business at the University of Pittsburgh.

Anthony D. Luna has served as our Vice President, Oris Health, Inc. since March 2006 and our Vice President, HIV Sales since January 2007. From November 2004 to March 2006, Mr. Luna was the Director of Sales, Western Region with our Company. Mr. Luna has held positions in the healthcare industry for more than 16 years, with over 12 of those years in specialty pharmacy. From 1996 until 2004, Mr. Luna served in roles of increasing responsibility, including Vice President of Sales and Marketing and Vice President of Corporate Programs for Modern Healthcare, Inc., a specialty pharmacy. Prior to 1996, Mr. Luna held various positions in patient advocacy and community outreach for various specialty pharmacy and other healthcare companies. Mr. Luna received his master’s degree in Psychology from Pepperdine University and his B.S. in Psychology from California State University Long Beach.

James G. Spencer has served as our Chief Financial Officer, Secretary and Treasurer since May 2004. From October 2003 to May 2004, Mr. Spencer was a consultant with our Company. From 2002 until 2003, Mr. Spencer served as a Vice President in the Health Care Investment Banking Group for Thomas Weisel Partners LLC. From 1999 to 2002, he served as Vice President in the Health Care Investment Banking Group for Credit Suisse First Boston. Prior to 1999, Mr. Spencer worked at Alex. Brown and Sons in Health Care Investment Banking. Mr. Spencer received his MBA from The Wharton School of the University of Pennsylvania and his B.S. in Economics and Management Statistics from the University of Maryland.

Audit Committee

Our Board of Directors has a separately-designated standing audit committee. The Audit Committee provides assistance to the Board of Directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal controls and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and determines whether they are independent of management. The Audit Committee currently consists of Messrs. Fichera and Carpenter and Dr. Schaffer, each of whom qualifies as independent for audit committee membership, as defined in the NASDAQ Rules and in accordance with Exchange Act Rule 10A-3. Mr. Fichera serves as the chairperson of our Audit Committee, and our Board of Directors has determined that he meets the definition of an “Audit Committee Financial Expert,” as defined by Item 407(d)(5) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and certain of our officers and persons who beneficially own more than ten percent of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.

Based solely on our receipt during the 2006 fiscal year of the copies of the reports of ownership and certifications from executive officers and directors that no other reports were required for such persons, we believe that during the 2006 fiscal year all filing requirements applicable to our executive officers, directors and such greater than ten percent stockholders were complied with on a timely basis, except that Messrs. Fichera and Carpenter failed to timely file a Form 3 upon appointment and/or election the Board of Directors and Mr. Luna failed to timely file a Form 3 upon becoming an executive officer; such forms were filed on June 30, 2006, January 25, 2007, and March 13, 2007, respectively.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. Our Code of Ethics has been filed with the SEC and is also available on our website located at www.allionhealthcare.com. We do not intend this internet address to be an active link and the content of this website is not part of this Annual Report.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The Compensation Committee, or for purposes of this analysis, the Committee, of the Board of Directors is responsible for determining the Company’s executive compensation policies, developing compensation incentive plans and programs, reviewing and approving the compensation of the Company’s chief executive officer and making grants of stock options.

Philosophy. The compensation philosophy of the Company is to maintain competitive compensation levels in order to attract, retain and reward executives who bring valuable experience and skills to the Company. We also seek to motivate our executives to achieve our overall business objectives, reward superior performance and align the interests of our executives with our shareholders. The Committee is composed of Harvey Z. Werblowsky, Derace Schaffer, M.D. and Gary Carpenter, with Mr. Werblowsky serving as the Committee Chairperson. Working with the Company, the Committee develops and implements compensation arrangements for the Company’s executive officers.

Objectives of our Compensation Program. The primary objective of our compensation program, including our executive compensation program, is to attract and retain qualified, energetic employees who are enthusiastic about the Company’s mission in servicing the HIV/AIDS community. We provide for discretionary bonuses in order to reward an executive officer’s performance as well as the overall performance of the company. We also seek to closely align our executive officers’ interests with those of our shareholders by making stock option incentives an element of our compensation. Finally, we endeavor to ensure that our compensation program is perceived as fundamentally fair to all stockholders.

Role of Executive Officers in Compensation Decisions. After considering management’s recommendations, the Committee makes all compensation decisions for the executive officers and approves equity awards to all executives and employees. Decisions regarding the non-equity compensation to other members of the management team, other than executive officers, are made by the Chief Executive Officer and the Chief Financial Officer.

The CEO reviews the performance of each executive officer other than himself, each of whom reports directly to him. The conclusions and recommendations reached from these reviews, including salary adjustments, bonus amounts, and equity awards, are presented to the Committee for review and approval. The Committee has sole discretion to modify any recommended adjustments or awards.

Setting Executive Compensation. In assessing an executive officer’s contribution to the Company, the Committee considers numerous factors such as our growth and financial performance reflected in such financial measures as revenue and earnings per share. The Committee also considers strategic initiatives such as raising capital, completing acquisitions, sales initiatives and reimbursement programs. Our compensation plan is also designed to reward teamwork and contribution to the Company.

Elements of compensation for our executives include salary, bonus, stock option awards, health, disability and life insurance, and perquisites. With respect to most compensation matters, including executive compensation, our management provides recommendations to the Committee; however, the Committee does not delegate any of its functions to consultants or others in setting compensation. We do not currently engage any consultant related to executive or director compensation matters.

The Committee has not used stock performance in the determination of cash compensation. The Committee believes that the stock option awards provided to our executives provide appropriate incentives. The Company does not have a formula for allocating between cash and non-cash compensation.

Elements of 2006 Executive Compensation Plan

There are three primary components of executive compensation for the Company’s executive officers: base salary, bonus and stock option awards. While the elements of compensation are considered separately, the Committee takes into account the total compensation package afforded by the Company to the individual executive.

Base Salary. Base salaries for the Company’s executive officers are determined initially by evaluating the responsibilities of the position held and the experience of the individual in light of the Company’s compensation philosophy described above. No specific formula is applied in setting an executive officer’s base salary, either with respect to the total amount of base salary or the relative value of base salary to the executive officer’s total compensation package. Salaries paid to executive officers (including the Chief Executive Officer) are reviewed annually by the Committee and are determined based on an assessment of the nature of the position; the individual’s contribution to the Company’s corporate goals; experience and tenure; comparable market salary data; growth in the Company’s size and complexity; and changes in the executive’s responsibilities. The Committee approves all changes to executive officers’ salaries.

In March 2006, Mr. Luna was promoted from Vice President of Sales, Western Region to Vice President, Oris Health, Inc. at a base salary of $175,000, which is consistent with the salary paid to the previous executive who served in this role.

In October 2006, Mr. Spencer and Mr. Moran received base salary increases of $90,000 and $100,000, respectively, which were implemented at the same time the Company finalized their employment agreements.   The employment agreements and salary increases were approved to take into account the fact that their responsibilities as the primary officers of a public company had increased significantly over the past two years, but that their compensation levels had not similarly increased.  The Board of Directors also felt that it was important to better secure the services of Mr. Moran and Mr. Spencer because of their Company and industry knowledge and their importance to the continued operations of the Company.  In addition, the salary increases were intended, in part, to compensate these executives for agreeing to non-compete agreements.  The Committee determined these increases to be reasonable and competitive for the size and location of our operations.

Bonus. The Committee, in its discretion, may award bonuses to executive officers. Such bonuses may be based upon an executive officer’s performance, as well as the overall performance of the Company. Bonuses may also be awarded for strategic transactions (such as acquisitions or partnerships), financing transactions or other significant contributions that benefit the Company. According to their employment agreements, Messrs. Moran and Spencer may receive discretionary bonus amounts of up to 40% of their base salary for that year. Unlike in prior years, in 2006 the Company did not award discretionary bonuses for its named executive officers, except for Mr. Fleckenstein. This was because the Compensation Committee decided to provide for significant option awards as described below, rather than cash awards. Mr. Fleckenstein’s 2006 bonus was intended to reward his performance in integrating acquisitions in California.

Stock Options. Stock options are designed to align the interests of executives with those of the Company’s stockholders. The vesting requirement of stock options also provides a strong retentive complement while keeping management focused on creating shareholder value. At this time, stock options are the only form of equity that the Company has granted to executive officers. Stock option grants may be made to executive officers: (i) upon initial employment, (ii) upon promotion to a new, higher position that entails increased responsibilities and accountability, (iii) for recognition of superior performance, or (iv) as a long term incentive for continued service with the Company. Determinations as to the number of options granted to our executives were based on an overall pool of options to be made available to all employees and were generally allocated to employees based on compensation, performance and classification within the organization. Emphasis was placed on granting more equity to the more senior executives based on their classification within the organization, and, as a result, Executive-level employees were granted 50,000 options and Vice President-level employees were granted 25,000 options.

The majority of the options granted to employees by the Committee vest at a rate of 20% to 25% per year for the first four or five years of the ten year option term. Vesting rights cease upon termination of employment and exercise rights cease 90 days after termination of employment, except that in the case of death, disability or retirement the Board may, in its sole discretion, approve a request to extend the exercise rights through the expiration date of the option. Options are awarded at the closing price of the Company’s common stock as reported by NASDAQ on the date of grant. While we do not have a grant policy, historically we have not timed the grant of equity awards to coincide with, precede or follow the release of material non-public information. Prior to the exercise of options, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights.

Retirement and Other Benefits

401(k) Savings Plan. Our 401(k) savings plan is a tax-qualified retirement savings plan pursuant to which all employees, including named executive officers, are able to contribute up to the annual limits prescribed by the Internal Revenue Service, or the IRS, on a before-tax basis. We do not currently provide for matching contributions.

Perquisites and Other Personal Benefits

While we limit the perquisites that we make available to our executive officers, our executives are entitled to few benefits that are not otherwise available to all of our employees. In this regard, it should be noted that we do not provide pension arrangements, post-retirement health coverage, or similar benefits to our executives or employees.

We provided the following perquisites to one or more of our named executive officers in fiscal 2006:
  Monthly automobile allowances ranging from $600-$800 per month.
  100% of health premiums for the base plans we offer, except that Mr. Spencer, our Chief Financial Officer, is self-insured and we reimburse his out of pocket premiums paid. The annual cost of his health coverage is generally less than the amount we pay for other employees under our health plan.
  We reimburse Mr. Spencer for commuting expenses from his home in Maryland to our offices as part of his employment agreement. Additionally we pay any gross up of taxes due as a result of commuting expenses that are deemed to be income by the IRS for tax purposes.
We provided no other perquisites or other benefits to any of our named executive officers in the fiscal year ended December 31, 2006.

Attributed costs of the personal benefits described above for our named executive officers apply to the fiscal year ended December 31, 2006 and are included in the All Other Compensation column of the “Summary Compensation Table” included in this section.

The Company has entered into employment agreements, which include severance provisions for a change of control, with our Chief Executive Officer and Chief Financial Officer. The change of control severance provisions are designed to promote stability and continuity of senior management. Information regarding applicable payments under the employment agreements for these officers is provided under the heading “Payments Made Upon a Change of Control” on page 70 of this Annual Report. There currently are no employment agreements in place for our other named executive officers.

DIRECTOR AND EXECUTIVE COMPENSATION

Executive Officer Compensation - Summary Compensation and Grants of Plan-Based Awards

The following tables set forth all plan and non-plan compensation earned by our named executive officers for the fiscal year ended December 31, 2006. The columns for Stock Awards, Non-Equity Incentive Plan Compensation and Change in Pension Value and Non-Qualified Deferred Compensation Earnings have been excluded because none of these compensation elements were earned or provided to any of our named executive officers in any of the presented periods.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Michael P. Moran Chairman, Chief Executive Officer and President	2006	$ 273,077	$ —	$ 21,808	$ 2,400	$ 297,285
James G. Spencer Chief Financial Officer, Secretary and Treasurer	2006	$ 220,769	$ —	$ 48,619	$ 69,462 (3)	$ 338,850
Robert E. Fleckenstein, R.Ph. Vice President, Pharmacy Operations	2006	$ 130,000	$ 35,000	$ 25,657	$ —	$ 190,657
Anthony D. Luna (4) Vice President, HIV Sales and Oris Health, Inc.	2006	$ 162,308	$ —	$ 21,053	$ 7,200	$ 190,561
MikeLynn Salthouse (5) Former, Vice President, Oris Sales	2006	$ 59,462	$ —	$ —	$ 1,200	$ 60,662

(1)   Figures shown in the salary column of this table reflect the amount actually received by our named executive officers during the fiscal year, not such officers’ rate of pay for the indicated fiscal year. Rates may be higher than the amounts shown due to mid-year salary adjustments.
(2)   Represents the proportionate amount of the total fair value of option awards recognized by the Company in fiscal 2006 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The fair value of these awards and the amounts expensed in 2006 were determined in accordance with SFAS 123R. Please refer to Note 2 to our Consolidated Financial Statements for a summary of the assumptions used in the Black-Scholes model to calculate the grant date fair value of the option awards. Please note that the grant date fair value may not reflect the actual compensation an executive received or may receive upon the exercise of the option awards as presented. Disclosure of actual compensation received for options exercised in 2006 appears in the “Option Exercise and Stock Vested” table on page 69 of this Annual Report.
(3)   Includes reimbursed commuting expenses of $38,132 considered earnings for income tax purposes, and includes taxes payable and any gross up of taxes that were paid by the Company in connection with these commuting expenses of $26,550. We paid the full amount these taxes in fiscal 2006. Also includes reimbursement of annual health insurance premiums and an automobile allowance that went into effect beginning October 2006, which are each less than $10,000.
(4)   Mr. Luna joined the company in November 2004 as the Director of Sales, Western Region and was promoted to Vice President, Oris Health, Inc., in March 2006. The Board elected him to serve as an officer of the Company in March 2007.
(5)   Ms. Salthouse resigned her position with the Company effective July 31, 2006 and is included in the table for informational purposes only pursuant to Item 402(a)(3)(iv) of Regulation S-K.

Grants of Plan-Based Awards in Fiscal Year 2006

The following table provides additional detail regarding stock options, restricted stock and other equity awards granted to our named executive officers during the 2006 fiscal year and amounts payable to the named executive officers under other compensation plans.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(#)	All Other Option Awards: Number of Securities Underlying Options(#) (1)	Exercise or Base Price of Option Awards ($/Share) (2)	Grant Date Fair Value of Stock and Option Awards (3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Michael P. Moran	6/28/06	n/a	n/a	n/a	n/a	n/a	n/a	n/a	50,000	$8.11	$214,500
James G. Spencer	6/28/06	n/a	n/a	n/a	n/a	n/a	n/a	n/a	50,000	$8.11	$214,500
Robert E. Flecken- stein, R.PH.	6/28/06	n/a	n/a	n/a	n/a	n/a	n/a	n/a	25,000	$8.11	$107,250
Anthony D. Luna	6/28/06	n/a	n/a	n/a	n/a	n/a	n/a	n/a	25,000	$8.11	$107,250

(1)   Options were granted to our named executive officers as part of a comprehensive stock option grant to substantially all of our employees. The Board determined the number of options granted based upon the employee’s classification within the company. In the case of our named executive officers, Executive-level employees were granted 50,000 options each and V.P. level employees were granted 25,000 options each. These options vest annually, in equal installments, over a term of five years and expire ten years from the date of the grant.
(2)   The option exercise price is equal to the closing price as reported by NASDAQ on the date of the grant.
(3)   Please refer to Note 2 to our Consolidated Financial Statements for a summary of the assumptions used in the Black-Scholes model to calculate the grant date fair value of the option awards presented for the year ended December 31, 2006. Please note that the grant date fair value may not reflect the actual compensation an executive may receive in the future, upon exercise of the option award.

Employment Agreements

On October 4, 2006, we entered into employment agreements, effective as of October 1, 2006, with each of Michael P. Moran, our Chairman, Chief Executive Officer and President, and James G. Spencer, our Chief Financial Officer. Mr. Moran’s and Mr. Spencer’s annual base salaries under their employment agreements are $350,000 and $290,000, respectively, subject to increases from time to time in the sole discretion of the Committee. In addition, the employment agreements provide that Messrs. Moran and Spencer may be awarded performance bonuses on an annual basis, commencing with the 2006 fiscal year, as determined by the Board of Directors or Committee. Nonetheless, the bonus for any year cannot exceed 40% of the executive’s base salary for that year. Messrs. Moran and Spencer are also entitled to participate in any employee benefit plans that we may from time to time have in effect for all or most of our senior executives. We will also provide Messrs. Moran and Spencer with an automobile allowance of $800 per month.

In addition, for a minimum of two years following the date of his employment agreement, we agreed to reimburse Mr. Spencer for travel and living expenses incurred by him in traveling from his residence in Maryland to Melville, New York or any other location where our offices are moved. We also agreed that if at any time reimbursement for such expenses is characterized by the IRS as compensation to Mr. Spencer, we will pay him an additional amount equal to the tax paid by Mr. Spencer on such reimbursement so that the amount retained by Mr. Spencer after payment of taxes on such reimbursement equals the tax imposed on the reimbursement. Furthermore, if Mr. Spencer relocates his  residence at any time, he will be reimbursed for relocation expenses.

The employment agreements with Messrs. Moran and Spencer provide for an initial term of one year and automatically renew for successive one-year periods unless notice of non-renewal is provided in writing by either party at least 90 days before the end of the then-current term. The employment agreements may also be earlier terminated by us with or without Cause (as defined in the employment agreements), by the executive with or without Good Reason (as defined in the employment agreements and including a Change in Control (as defined in the employment agreements)), or upon the executive’s death or disability, as further described in the employment agreements. Upon a termination by us for Cause, by the executive without Good Reason or upon a notice of non-renewal by the executive, the executive is entitled to received accrued but unpaid salary through the termination date, cash in lieu of any accrued but unused vacation through the termination date and any benefits accrued or payable to the executive under our benefit plans, which we refer to collectively as the Accrued Benefits. Upon a termination by the executive for Good Reason or by us without Cause, or upon a notice of non-renewal by us, the executive is entitled to receive certain termination benefits in addition to Accrued Benefits, including continuation of his then-current salary through the expiration of the then-current term, a lump sum payment equal to the executive’s initial base salary set forth above and, with respect to Mr. Spencer, accelerated vesting of all options if Mr. Spencer terminates his agreement upon a Change in Control. The terms of Mr. Moran’s and Mr. Spencer’s post-employment compensation and benefits are described in further detail under the heading, “Termination or Change of Control” below.

Pursuant to the employment agreements, Messrs. Moran and Spencer are subject to confidentiality provisions and certain non-compete and non-solicitation obligations during the term of their employment with the Company and for a one-year period following termination of employment. Notwithstanding the foregoing, if the employment agreement is terminated by us without Cause, by the executive for Good Reason or upon a notice of non-renewal by us with respect to Mr. Spencer, the executive will no longer be bound by a restriction preventing him from directly or indirectly engaging, participating, assisting or investing in any competing business.

Outstanding Equity Awards at 2006 Fiscal Year End

The following table presents information on outstanding equity awards held by our named executive officers at December 31, 2006, including the number of securities underlying both exercisable and unexercisable portions of unexercised stock options as well as the exercise price and expiration date of each outstanding option grant. In addition, this table provides information about stock awards, including the aggregate number and market value of shares that have not vested pursuant to such awards.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael P. Moran	305,000 100,000 50,000 —	— — — 50,000	n/a	$0.175 $1.000 $3.500 $8.110	02/01/09 01/11/10 07/01/12 06/28/16	n/a	n/a	n/a	n/a
James G. Spencer	56,250 —	31,250 50,000	n/a	$6.00 $8.11	5/18/14 6/28/16	n/a	n/a	n/a	n/a
Robert E. Fleckenstein, R.Ph.	12,500 —	25,000 25,000	n/a	$6.00 $8.11	05/18/14 06/28/16	n/a	n/a	n/a	n/a
Anthony D. Luna	6,250 —	12,500 25,000	n/a	$6.25 $8.11	11/03/14 06/28/16	n/a	n/a	n/a	n/a

Option Exercise and Stock Vested in Fiscal Year 2006

The following table shows amounts realized by our named executive officers on each option that was exercised and each stock award that vested during the 2006 fiscal year.

	Option Awards (1)		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael P. Moran (2)	195,000	$2,330,123	n/a	n/a
James G. Spencer (3)	37,500	$ 229,663	n/a	n/a
Robert E. Fleckenstein, R.Ph. (4)	12,500	$ 76,554	n/a	n/a
Anthony D. Luna (5)	6,250	$ 36,715	n/a	n/a
Mikelynn Salthouse (6)	34,500	$ 297,540	n/a	n/a

(1)   Each of our named executive officers participated with certain other selling stockholders in the Company’s secondary public offering in January 2006. This table summarizes the number of options exercised and the actual dollar amounts received by the executive, net of the underwriters discount and commissions, in the secondary offering. Please refer to Note 8 to the Consolidated Financial Statements for details regarding the terms of the secondary offering.
(2)   Mr. Moran partially exercised vested options from a grant received in 1999 at an option exercise price of $0.175 per share.
(3)   Mr. Spencer partially exercised the vested portion of options granted in May 2004 at an option exercise price of $6.00.
(4)   Mr. Fleckenstein fully exercised the vested portion of options granted in May 2004 at an option exercise price of $6.00.
(5)   Mr. Luna fully exercised the vested portion of options granted in November 2004 at an option exercise price of $6.25.
(6)   Ms. Salthouse partially exercised the vested options from a grant received in July 2002 at an option exercise price of $3.50.

TERMINATION OR CHANGE OF CONTROL

Payments Made Upon Termination

Regardless of the manner in which any named executive officer’s employment terminates, he may be entitled to receive amounts earned during his term of employment. Such amounts include:
  Accrued but unpaid salary;
  Cash in lieu of any accrued but unused vacation; and
  A 90 day option to exercise any vested portion of shares granted under our stock-based compensation program.
Payments Made Upon Death or Disability

In the event of the death or disability of a named executive officer, the named executive officer will also receive benefits under our disability plan or payments under our life insurance plan, as appropriate.

Additional Payment Provisions under Employment Agreements

We have entered into employment agreements with our Chief Executive Officer and Chief Financial Officer. Pursuant to these agreements, other payments or benefits may be made upon termination as outlined below:

(a) Termination by the Employer for Cause, by the Executive without Good Reason, Death, or Notice of Non-renewal by the Executive. If we terminate the executive’s employment for Cause, if the executive terminates his employment without Good Reason, or if the executive provides us with notice of non-renewal, the executive is entitled to:

  Accrued but unpaid salary through the termination date;
  Cash in lieu of any accrued but unused vacation through the termination date; and
  Any benefits accrued or payable to the executive under our benefit plans (in accordance with the terms of such benefit plans).
Upon payment or provision of the above Accrued Benefits, we have no further obligations to the executive under the employment agreement.

(b) Termination by the Executive for Good Reason, by Us Without Cause, or Notice of Non-renewal by Us. If the executive terminates his employment with us for Good Reason or if we terminate the executive’s employment without Cause, or if we terminate the executive’s employment by reason of having delivered a notice of non-renewal, the executive is entitled to:
  The Accrued Benefits;
  Continuation of salary, at the rate in effect on the termination date, that would have been paid to the executive as if there had been no termination, through the expiration of the then-current term, payable according to our normal payroll policies for senior executives;
  An amount equal to the initial annual salary at the time of the employment agreement, payable in a lump sum within five business days after the termination date;
  Continuation of group health plan benefits to the extent authorized by and consistent with 29 U.S.C. § 1161 et seq., commonly known as COBRA, with the cost of the regular premium for such benefits shared in the same relative proportion by us and the executive as in effect on the termination date, provided that the executive’s entitlements under COBRA shall terminate as of the date of commencement of eligibility for health insurance pursuant to other employment or self-employment; and
  In the case of Mr. Spencer, if termination is for Good Reason (as defined in his employment agreement), accelerated vesting of all options to purchase shares of common stock of the Company.
After the executive’s right to cost-sharing of COBRA benefits ceases under the employment agreement, the executive will have the right to receive COBRA continuation entirely at the executive’s own cost to the extent that the executive may continue to be entitled to COBRA continuation.

(c) Disability. If the executive is physically or mentally disabled so as to be unable to perform substantially all of the essential functions of the executive’s then-existing position or positions under the employment agreement with or without reasonable accommodation, the Board of Directors may remove the executive from any responsibilities and/or reassign the executive to another position with the Company for the remainder of the term or during the period of such disability. Notwithstanding any such removal or reassignment, the executive shall continue to be employed by us and continue to receive his salary (less any disability pay or sick pay benefits to which the executive may be entitled under the Company’s plans and policies) and other compensation and benefits pursuant to the employment agreement (except to the extent that the executive may be ineligible for one or more such benefits under applicable plan terms) until the earlier of (i) the date that is six months after the onset of the disability and (ii) the termination of the then-current term, at which time the employment agreement will terminate and the executive will be entitled only to the Accrued Benefits.

Payments Made Upon a Change of Control

In the event the executive resigns within 30 days following a change in control of the Company that is considered a termination by the executive with good reason, the executive will be entitled to the payments outlined in section (b) above. “Change in Control” shall mean the occurrence of one or more of the following events:

(i) Any “person” (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act becomes a “beneficial owner” (as such term is defined in Rule 13d-3 promulgated under the Exchange Act) (other than us, any trustee or other fiduciary holding securities under an employee benefit plan of ours, or any corporation owned, directly or indirectly, by our stockholders, in substantially the same proportions as their ownership of our stock), directly or indirectly, of our securities, representing fifty percent (50%) or more of the combined voting power of our then-outstanding securities; or

(ii) Persons who, as of the effective date of the employment agreement, constituted the Board of Directors, or the Incumbent Board, cease for any reason including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Board of Directors, provided that any person becoming a director subsequent to the effective date whose election was approved by at least a majority of the directors then comprising the Incumbent Board shall, for purposes of a change in control, be considered a member of the Incumbent Board; or

 (iii) Our stockholders approve a merger or consolidation with any other corporation or other entity, other than (1) a merger or consolidation that would result in our voting securities outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no “person” acquires more than fifty percent (50%) of the combined voting power of our then-outstanding securities; or

 (iv) Our stockholders approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by us of all or substantially all of our assets.

Potential Payments upon Termination or Change in Control

The tables below reflect the amount of compensation payable to each of our named executive officers in the event of termination of such executive’s employment. The amount of compensation payable to each named executive officer upon termination by us with or without cause, by the executive with or without good reason, following a change of control and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of December 31, 2006, and thus includes amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Michael P. Moran

The following table shows the potential payments upon termination or a change of control of the Company for Michael P. Moran, our Chairman, Chief Executive Officer and President.

Executive Benefit and Payments upon Termination	Termination by the Employer for Cause, by the Executive without Good Reason, Death, or notice of non-renewal by the Executive on December 31, 2006	Death on December 31, 2006	Termination by the Executive for Good Reason (including a Change of Control), by the Employer Without Cause, or by notice of nonrenewal by the Employer on December 31, 2006	Disability on December 31, 2006
Accrued Benefits (1)	$ 35,895	$ 385,895	$ 35,895	$ 35,895
Salary to expiration of Term	n/a	n/a	291,667	291,667
Lump Sum Payment	n/a	n/a	350,000	n/a
Shared COBRA premiums (2)	n/a	n/a	7,953	n/a
Exercise of vested options (3)	2,929,425	2,929,425	2,929,425	2,929,425
Total	$2,965,320	$3,315,320	$3,614,940	$3,256,987

(1)   We provide life insurance coverage equal to one year’s salary; therefore, in the case of death, Mr. Moran would receive a death benefit of $350,000.
(2)   Payment of the shared COBRA premiums assumes the lump sum present value of the maximum monthly premiums paid by us and that the executive doesn’t become employed prior to the end of the term of the employment agreement.
(3)   Assumes that all of the vested options disclosed in the “Outstanding Equity Awards at 2006 Fiscal Year End” table were exercised on December 31, 2006 at the last closing price of the Company’s stock on December 29, 2009, which was $7.16.

James G. Spencer

The following table shows the potential payments upon termination or a change of control of the Company for James G. Spencer, our Chief Financial Officer.

Executive Benefit and Payments upon Termination	Termination by the Employer for Cause, by the Executive without Good Reason, or notice of non-renewal by the Executive on December 31, 2006	Death on December 31, 2006	Termination by the Executive for Good Reason (excluding a Change of Control), by the Employer Without Cause, or by notice of nonrenewal by the Employer on December 31, 2006	Termination by the Executive for Good Reason in the event of a Change of Control on December 31, 2006	Disability on December 31, 2006
Accrued Benefits (1)	$24,724	$314,724	$ 24,724	$ 24,724	$ 24,724
Salary to expiration of Term	n/a	n/a	241,667	241,667	241,667
Lump Sum Payment	n/a	n/a	290,000	290,000	n/a
Shared COBRA premiums (2)	n/a	n/a	7,953	7,953	n/a
Exercise of vested options (3)	65,250	65,250	65,250 (4)	166,750 (4)	65,250
Total	$89,974	$379,974	$629,594 (4)	$731,094 (4)	$331,641

(1)   We provide life insurance coverage equal to one year’s salary; therefore, in the case of death, Mr. Spencer would receive a death benefit of $290,000.
(2)   Payment of the shared COBRA premiums assumes the lump sum present value of the maximum monthly premiums paid by us and that the executive doesn’t become employed prior to the end of the term of the employment agreement.
(3)   Assumes that all of the vested options disclosed in the “Outstanding Equity Awards at 2006 Fiscal Year End” table were exercised on December 31, 2006 at the last closing price of the Company’s stock on December 29, 2006, which was $7.16.
(4)   Assuming a change in control, Mr. Spencer would immediately vest all of the remaining options disclosed as un-exercisable in the “Outstanding Equity Awards at 2006 Fiscal Year End” table above. In that case, the value of vested options, exercised at a price of $7.16 would be $166,750, which does not include any vested options where the option exercise price was out of the money at December 31, 2006. Termination upon a change of control as of December 31, 2006 would result in a total payment of $731,094.

Robert E. Fleckenstein

The following table shows the potential payments upon termination or death for Robert Fleckenstein, our Vice President, Pharmacy Operations.

Executive Benefit and Payments upon Termination	Voluntary or Termination for Cause on December 31, 2006	Death on December 31, 2006
Accrued Benefits (1)	$18,501	$148,501
Exercise of vested options (2)	$14,500	$ 14,500
Total	$33,001	$163,001

(1)   We provide life insurance coverage equal to one year’s salary; therefore, in the case of death, Mr. Fleckenstein would receive a death benefit of $130,000.
(2)   Assumes that all of the vested options disclosed in the “Outstanding Equity Awards at 2006 Fiscal Year End” table were exercised on December 31, 2006 at the last closing price of the Company’s stock on December 29, 2006, which was $7.16.

Anthony D. Luna

The following table shows the potential payments upon termination or death for Anthony D. Luna, our Vice President, Oris Sales.

Executive Benefit and Payments upon Termination	Voluntary or Termination for Cause on December 31, 2006	Death on December 31, 2006
Accrued Benefits (1)	$17,391	$192,391
Exercise of vested options (2)	5,688	5,688
Total	$23,079	$198,079

(1)   We provide life insurance coverage equal to one year’s salary; therefore, in the case of death, Mr. Fleckenstein would receive a death benefit of $175,000.
(2)   Assumes that all of the vested options disclosed in the “Outstanding Equity Awards at 2006 Fiscal Year End” table were exercised on December 31, 2006 at the last closing price of the Company’s stock on December 29, 2006, which was $7.16.

Director Compensation

None of our directors received any cash or equity compensation for their services in the fiscal year ended December 31, 2006. We did not have a formal policy regarding compensation of our directors for their service as directors in 2006.

Historically, our non-employee directors have each been granted options to purchase 50,000 shares of common stock pursuant to our 1998 Stock Option Plan and 2002 Stock Incentive Plan as compensation for their initial term serving on our Board of Directors; however, neither of Messrs. Fichera or Carpenter has been granted any options. The options previously granted to our non-employee directors have an exercise price ranging from $2.00 to $6.00 per share, approximating the fair market value as of the date of grant, and vest monthly in equal amounts over either a two- or three-year period beginning one month following the date such option is granted, and cease vesting when a director ceases to serve on our Board of Directors. In 2004, we also granted our non-employee directors serving at the time options to purchase 20,000 shares of common stock pursuant to our 1998 Stock Option Plan and our 2002 Stock Incentive Plan upon the director’s re-election. These options have an exercise price approximating the fair market value as of the date of grant and vested monthly in equal amounts over a one-year period. Our non-employee directors have not received any other compensation for their service as directors. We reimburse all of our directors for expenses incurred in connection with attending meetings.

Directors who are employees or affiliates of ours have not received any compensation for their services as a director, other than Mr. Pappajohn, who may be deemed an affiliate. Mr. Moran has not been compensated for his services as a director.

For the fiscal year ended December 31, 2007, the Board has approved compensation of $1,500 for each board meeting attended in person or by telephone by a non-employee director and additional annual compensation of $2,500 to a director for service as the Audit Committee Chair or Compensation Committee Chair in recognition of the additional responsibilities and time required to serve in these roles. Additionally, a director will receive compensation of $500 for each specially called meeting of the Board, whether attended in person or by telephone.

Compensation Committee Interlocks and Insider Participation

During fiscal 2006, Harvey Werblowsky, John Colloton and Derace Schaffer, M.D., served on the Compensation Committee of the Board. No member of our Compensation Committee was during fiscal 2006, or formerly, an officer or employee of ours or any of our subsidiaries. None of our executive officer serves as a director or member of the compensation committee of any other entity that has one or more executive officers serving as one of our directors or member of our compensation committee.

Compensation Committee Report

As of the date of filing of this Annual Report, the Compensation Committee consists of Harvey Werblowsky, Derace Schaffer, M.D. and Gary Carpenter.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, or CD&A, required by Item 402(b) of Regulation S-K with management, and, based on such review and discussions, the Compensation Committee recommended to the Board that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for filing with the SEC.

By the Compensation Committee of the Board of Directors:

Harvey Z. Werblowsky, Chairman
Derace Schaffer, M.D.
Gary P. Carpenter

The foregoing Report of the Compensation Committee does not constitute “soliciting material” and should not be deemed to be “filed” with the Securities and Exchange Commission or incorporated by reference into any of our other filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this Report of the Compensation Committee by reference in any of those filings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners & Management

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 2, 2007, by the following individuals or groups:
  each of our current directors and named executive officers individually;
  all our directors and executive officers as a group; and
  each person (or group of affiliated persons) known by us to own beneficially more than 5% of our outstanding common stock.
The percentage of beneficial ownership is based on 16,203,666 shares of common stock deemed outstanding as of March 2, 2007. In preparing the following table, we relied upon statements filed with the SEC by beneficial owners of more than 5% of the outstanding shares of our common stock pursuant to Section 13(d) or 13(g) of the Exchange Act, unless we knew or had reason to believe that the information contained in such statements was not complete or accurate, in which case we relied upon information that we considered to be accurate and complete. We have determined beneficial ownership in accordance with the rules of the SEC. Except as otherwise indicated, we believe, based on information furnished to us, that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws.

	Shares Beneficially Owned
Name and Addresses (1)	Number	Percent
Directors and Officers
John Pappajohn (2)	867,500	5.2%
Michael P. Moran (3)	455,000	2.7%
Derace Schaffer, M.D. (4)	120,000	0.7%
James G. Spencer (5)	56,250	0.4%
Harvey Z. Werblowsky (6)	23,611	0.2%
Robert E. Fleckenstein (7)	12,500	0.1%
Anthony D. Luna (8)	6,250	0.0%
Russell J. Fichera	—	0.0%
Gary P. Carpenter	—	0.0%
All directors and officers (9)	1,541,111	8.9%

5% Stockholders
Bonanza Capital, Ltd. et al. (10)	1,396,000	8.6%
HealthInvest Partners AB et al. (11)	1,376,130	8.5%
Royce & Associates, LLC (12)	1,311,900	8.1%
Kennedy Capital Management, Inc.(13)	1,207,671	7.0%
Gruber & McBaine Capital Management LLC (14)	1,058,225	6.5%
Cortina Asset Management, LLC (15)	856,920	5.3%
WS Capital, L.L.C. (16)	818,200	5.0%

(1)	Except as otherwise noted, the address of each beneficial owner listed in the table is c/o Allion Healthcare, Inc., 1660 Walt Whitman Road, Suite 105, Melville, New York 11747.

(2)
Includes 20,000 shares of common stock issuable upon the exercise of options and 442,500 shares of common stock issuable upon the exercise of warrants currently exercisable or exercisable within 60 days of March 2, 2007.

(3)	Includes 455,000 shares of common stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of March 2, 2007.

(4)	Includes 120,000 shares of common stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of March 2, 2007.

(5)	Includes 56,250 shares of common stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of March 2, 2007.

(6)	Includes 23,611 shares of common stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of March 2, 2007.

(7)	Includes 12,500 shares of common stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of March 2, 2007.

(8)	Includes 6,250 shares of common stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of March 2, 2007.

(9)
Includes 693,611 shares of common stock issuable upon the exercise of options and 442,500 shares of common stock issuable upon the exercise of warrants currently exercisable or exercisable within 60 days of March 2, 2007.

(10)
The number of shares reported and the information included in this footnote were derived from a Schedule 13G filed jointly on August 18, 2006 by Bonanza Capital, Ltd. (“Bonanza Capital”) and Bonanza Master Fund, Ltd. (“Bonanza Master Fund”). According to the Schedule 13G, each of Bonanza Capital and Bonanza Master Fund beneficially owns 1,396,000 shares of Allion common stock, with shared voting power and shared dispositive power over all such shares. Each of Bonanza Capital and Bonanza Master Fund disclaim beneficial ownership in the reported shares except to the extent of their pecuniary interest therein. The address for Bonanza Capital and Bonanza Master Fund is 300 Crescent Court, Suite 250, Dallas, Texas 75201.

(11)
The number of shares reported and the information included in this footnote were derived from an amended Schedule 13G filed jointly on February 12, 2007 by HealthInvest Global Long/Short Fund (“HealthInvest Global”) and Healthinvest Partners AB (“Healthinvest Partners”). According to the Schedule 13G, each of HealthInvest Global and Healthinvest Partners beneficially owns 1,376,130 shares of Allion common stock. According to the Schedule 13G, Healthinvest Partners has sole voting power and role dispositive power over all such shares and HealthInvest Global has shared voting power and shared dispositive power over all such shares. Healthinvest Partners is the investment advisor and control person of HealthInvest Global, a holder of Allion’s securities. The address for HealthInvest Global and Healthinvest Partners is Arsenalsgatan 4, SE-111 47 Stockholm, Sweden.

(12)
The number of shares reported and the information included in this footnote were derived from a Schedule 13G filed on January 17, 2007 by Royce & Associates, LLC (“Royce”). According to the Schedule 13G, Royce has sole voting power and sole dispositive power over the 1,311,900 shares of Allion common stock. The address for Royce is 1414 Avenue of the Americas, New York, NY 10019.

(13)
The number of shares reported and the information included in this footnote were derived from a Schedule 13G filed on February 13, 2007 by Kennedy Capital Management, Inc. (“Kennedy”). According to the Schedule 13G, Kennedy has sole voting power with respect to 1,188,221 shares and sole dispositive power over 1,207,671 shares of Allion common stock. The address for Kennedy is 10829 Olive Blvd., St. Louis, MO 63141.

(14)
The number of shares reported and the information included in this footnote were derived from a Schedule 13G filed jointly on January 25, 2007 by Gruber & McBaine Capital Management, LLC (“GMCM”), Jon D. Gruber, J. Patterson McBaine, and Eric Swergold. According to the Schedule 13G, each of GMCM and Mr. Swergold beneficially owns 943,250 shares of Allion common stock, with shared voting power and shared dispositive power over all such shares; Mr. Gruber beneficially owns 1,058,225 shares of Allion common stock, with sole voting power and sole dispositive power over 114,975 shares and shared voting power and shared dispositive power over 943,250 shares; and Mr. McBaine beneficially owns 1,056,675 shares of Allion common stock, with sole voting power and sole dispositive power over 113,425 shares and shared voting power and shared dispositive power over 943,250 shares. According to the Schedule 13G, GMCM is an investment advisor whose clients have the right to receive or the power to direct the receipt of dividends, or the proceeds from the sale of the Allion common stock. No individual client of GMCM holds more than 5% of Allion common stock. According to the Schedule 13G, Messrs. Gruber and McBaine are the managers, controlling persons and portfolio managers of GMCM, and GMCM and Messrs. McBaine and Swergold constitute a group under Rule 13d-5(b). The address for GMCM and Messrs. Gruber, McBaine and Swergold is 50 Osgood Place, Penthouse, San Francisco, CA 94133.

(15)
The number of shares reported and the information included in this footnote were derived from a Schedule 13G filed on February 15, 2007 by Cortina Asset Management, LLC (“Cortina”). According to the Schedule 13G, Cortina has sole voting power with respect to 417,676 shares and sole dispositive power over 856,920 shares of Allion common stock. The address for Cortina is 330 E. Kilbourn Avenue, Suite 850, Milwaukee, WI 53202.

(16)
The number of shares reported and the information included in this footnote were derived from a Schedule 13G filed jointly on January 11, 2007 by WS Capital, L.L.C. (“WS Capital”), WS Capital Management, L.P. (“WSC Management”), WSV Management, L.L.C. (“WSV”), WS Ventures Management, L.P. (“WSVM”), Reid S. Walker, G. Stacy Smith and Patrick P. Walker. According to the Schedule 13G, each of Reid Walker and Stacy Smith beneficially owns 818,200 shares of Allion common stock, with sole voting power and sole dispositive power over all such shares; each of Patrick Walker, WSV and WSVM beneficially owns 718,200 shares of Allion common stock, with sole voting power and sole dispositive power over all such shares; and each of WS Capital and WSC Management beneficially owns 100,000 shares of Allion common stock, with sole voting power and sole dispositive power over all such shares. According to the Schedule 13G, WS Capital is the general partner of WSC Management, which is an investment advisor with beneficial ownership over the securities held by its clients. According to the Schedule 13G, Reid Walker and Stacy Smith are the sole principals of WS Capital and therefore exercise investment discretion and control over the securities held by WSC Management’s clients. According to the Schedule 13G, WSV is an investment advisor and the general partner of WSVM and has beneficial ownership over the securities held by its clients, and Reid Walker, Stacy Smith and Patrick Walker are the sole principals of WSV and therefore exercise investment discretion and control over the securities held by WSV’s clients. WS Capital, WSC Management, WSV, WSVM, Reid Walker, Stacy Smith and Patrick Walker disclaim membership in a group under Section 13(d) of the Securities Exchange Act of 1934. The address for WS Capital, WSC Management, WSV, WSVM, Reid Walker, Stacy Smith and Patrick Walker is 300 Crescent Court, Suite 1111, Dallas, TX 75201.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2006 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)	1,336,167	$4.66	680,416
Equity Compensation Plans not Approved by Security Holders (2)	703,828	$4.34	—
Total	2,039,995	$4.55	680,416

(1)  Includes options granted pursuant to our 1998 Stock Option Plan and 2002 Stock Option Plan.
(2)   Includes warrants granted to individuals and corporations as consideration for services provided within the meaning of Statement of Financial Accounting Standards No. 123 and for purchase consideration for acquisitions. The warrants were granted by us upon authorization of our Board of Directors and were not issued pursuant to a single equity compensation plan that exists to grant warrants in exchange for goods and services. The terms of the warrants vary from grant to grant and are disclosed in Note 18 to the Consolidated Financial Statements.
    Each of the above plans provides that the number of shares with respect to which options may be granted, and the number of shares of common stock subject to an outstanding option, shall be proportionately adjusted in the event of a subdivision or consolidation of shares, and the purchase price per share of outstanding options shall be proportionately revised.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The following directors are “independent” as such term is defined by the NASDAQ Rules, or the NASDAQ Rules: Harvey Z. Werblowsky, Dr. Derace Schaffer, Russell J. Fichera and Gary P. Carpenter. The Company has not engaged in any transactions, relationships or arrangements with Messrs. Werblowsky, Fichera, Carpenter and Dr. Schaffer not otherwise disclosed below under “Certain Transactions” in this Annual Report.

The Audit Committee currently consists of Messrs. Fichera and Carpenter and Dr. Schaffer, each of whom qualifies as independent for audit committee membership, as defined in the NASDAQ Rules and in accordance with Exchange Act Rule 10A-3. The current members of the Compensation Committee are Messrs. Werblowsky and Carpenter and Dr. Schaffer, each of whom is an independent director as defined in the NASDAQ Rules. The current members of the nominating and corporate governance committee are Mr. Werblowsky and Dr. Schaffer, each of whom is independent as defined in the NASDAQ Rules.

Certain Transactions

Transactions with Related Persons. There were no transactions with related persons in fiscal 2006.

In April 2005, the Company issued warrants to purchase 100,000 shares of common stock to Mr. Pappajohn at a price of $13.00 per share in consideration for the renewal of his West Bank loan guarantee through September 2005.

Review and Approval of Transactions with Related Persons. Our Board of Directors has adopted the Allion Healthcare, Inc. Statement of Policy with respect to Related Person Transactions, which sets forth in writing the policies and procedures for the review, approval or ratification of any transaction (or any series of similar transactions) in which we, including any of our subsidiaries, were, are or will be a participant, in which the amount involved exceeds $5,000, and in which any related person had, has or will have a direct or indirect material interest. For purposes of the policy, a “related person” is:
  Any person who is, or at any time since the beginning of our last fiscal year was, our executive officer or director or a nominee to become one of our directors;
  Any shareholder beneficially owning in excess of 5% of our outstanding common stock;
  Any immediate family member of any of the foregoing persons; or
  Any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest.
Other than a transaction involving compensation that is approved by our Compensation Committee, we will only consummate or continue a related person transaction if it has been approved or ratified by our Audit Committee in accordance with the guidelines set forth in the policy and the transaction is on terms comparable to those that could be obtained in arm’s length dealings with unrelated third parties.

Our Board of Directors has determined that the Audit Committee is best suited to review and approve related person transactions. Prior to the consummation or material amendment of a related person transaction, our Audit Committee reviews the transaction and considers all relevant facts and circumstances, including, but not limited to:
  The benefits to us from the transaction;
  The impact on a director’s independence, if applicable;
  The availability of other sources for comparable products or services;
  The terms of the transaction; and
  The terms available to unrelated third parties or employees generally.
The Audit Committee approves only those related person transactions that are in, or are not inconsistent with, the best interests of our company and our stockholders. If a related person transaction is ongoing or completed and was not previously approved, it is promptly submitted to our Audit Committee for review and consideration. Based on the conclusions reached, our Audit Committee evaluates all options, including, but not limited to, ratification, amendment, rescission or termination of the related person transaction.

Item 14.  Principal Accountant Fees and Services.

Accountant Fees

The aggregate fees billed for professional services rendered for the Company by BDO Seidman, LLP, our independent registered public accounting firm, for the years ended December 31, 2006 and 2005 were:

	2006	2005
Audit Fees	$648,499	$592,462
Audit related fees	214,802	47,719
Tax Fees	6,728	20,000
Total Fees	$870,029	$660,181

     Audit Fees. BDO Seidman billed us $648,499 for fiscal year 2006 and $592,462 for fiscal year 2005 for professional services rendered in connection with the following:
  Audit of the Company’s annual financial statements.
  Reviews of the Company’s quarterly financial statements.
  Review of the Company’s S-1 registration statements associated with our IPO and secondary offering.
  Audit of our internal control over financial reporting for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
Audit fees include non-recurring expenses associated with our IPO and secondary offering of $354,299 and $77,565 in 2005 and 2006, respectively. Excluding these non-recurring expenses, the adjusted audit fees would have been $238,163 for 2005 and $570,934 for 2006. The increase in adjusted audit fees between 2005 and 2006 is related to the additional costs associated with accounting fees related to the internal control over financial reporting attestation report required by all public companies under Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Services. BDO Seidman billed us $214,802 for fiscal year 2006 and $47,719 for fiscal year 2005 for professional services rendered in connection with audit-related services. The aggregate audit-related fees billed during the fiscal year ended December 31, 2006 were primarily related to accounting issues related to the inquiry by the SEC and the SEC comment letters and the associated restatement and filing of Forms 10-K/A and Forms 10-Q/A. The aggregate audit-related fees billed during the fiscal year ended December 31, 2005 were primarily related to acquisition audits and reviews of filings on Form 8-K/A.

Audit-related services for accounting fees related to the inquiry by the SEC, the SEC comment letters, and associated restatements of filings on Form 10-K/A and Forms 10-Q/A accounted for $155,656 of the increase between fiscal 2005 and 2006.

Tax Fees. BDO Seidman billed us $6,728 for fiscal year 2006 and $20,000 for fiscal year 2005 for professional services rendered in connection with tax fees. The aggregate tax fees billed during the fiscal year ended December 31, 2006 were primarily related to corporate tax returns and compensation issues associated with our acquisition of Specialty Pharmacies, Inc. in 2005. The aggregate tax fees billed during the fiscal year ended December 31, 2005 were primarily related to the review of our net operating losses from previous years.

All Other Fees. No other professional services were rendered or fees were billed by BDO Seidman for the fiscal years ended December 31, 2006 and 2005.

Audit Committee Pre-Approval Policy

As required by Section 10A(i)(1) of the Exchange Act, all non-audit services to be performed by BDO Seidman must be approved in advance by the Audit Committee, subject to certain exceptions relating to non-audit services accounting for less than five percent of the total fees paid to BDO Seidman that are subsequently ratified by the Audit Committee (the de minimus exception).

The Audit Committee approves all audit engagement fees and all other significant compensation to be paid to our independent accountant and the terms of the engagement. The Audit Committee has adopted policies and procedures for the pre-approval of the above fees. All requests for services to be provided by BDO Seidman are submitted to the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report.

(1) Financial Statements.

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2006
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2004, 2005 and 2006
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2005 and 2006
Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2005 and 2006
Notes to Consolidated Financial Statements

(2) Schedules. An index of Exhibits and Schedules follows below in this Annual Report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereon.

Index to Financial Statements, Supplementary Data and Financial Statement Schedules

Schedules:	Page Numbering Form 10-K
Valuation and Qualifying Accounts	84

(3) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLION HEALTHCARE, INC.

Date: March 16, 2007	By:	/s/ James G. Spencer
James G. Spencer Secretary, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael P. Moran Michael P. Moran	Chief Executive Officer and Director (principal executive officer)	March 16, 2007
/s/ James G. Spencer James G. Spencer	Chief Financial Officer (principal financial and accounting officer)	March 16, 2007
/s/ Gary P. Carpenter Gary P. Carpenter	Director	March 16, 2007
/s/ Russell J. Fichera Russell J. Fichera	Director	March 16, 2007
/s/ John Pappajohn John Pappajohn	Director	March 16, 2007
/s/ Derace Schaffer, M.D. Derace Schaffer, M.D.	Director	March 16, 2007
/s/ Harvey Z. Werblowsky, Esq. Harvey Z. Werblowsky, Esq.	Director	March 16, 2007

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act

Allion Healthcare, Inc. furnished a 2005 annual report to its stockholders in 2006 covering the 2005 fiscal year and intends to furnish a proxy statement and the 2006 annual report to its stockholders in 2007.

EXHIBIT INDEX

2.1
Stock Purchase Agreement, dated as of May 1, 2003, among MOMS Pharmacy, Inc. as buyer, Allion Healthcare, Inc. as parent, and Darin A. Peterson and Allan H. Peterson collectively as sellers. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2003.)

2.2
Stock Purchase Agreement by and among MOMS Pharmacy, Inc. as buyer and Michael Stone and Jonathan Spanier collectively as sellers dated as of January 4, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2005.)

2.3
Stock Purchase Agreement by and among MOMS Pharmacy, Inc. as buyer and Pat Iantorno, Eric Iantorno, Jordan Iantorno, Jordan Iantorno A/C/F Max Iantorno, Michael Winters and George Moncada collectively as sellers dated as of February 28, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2005.)

2.4
Asset Purchase Agreement by and between MOMS Pharmacy, Inc. and Oris Medical Systems, Inc. dated as of May 19, 2005. (Incorporated by reference to Exhibit 2.6 to the Registrant’s Registration Statement on Form S-1/A filed on May 24, 2005.)

2.5
Asset Purchase Agreement by and among Medicine Made Easy and Priority Pharmacy, Inc., the David C. Zeiger Trust UTD 4/30/93, David C. Zeiger and Peter Ellman dated as of December 9, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2005.)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit C to the Registrant’s proxy statement filed on June 4, 2003.)

3.2
Certificate of Designation of Rights and Preferences of Series D Preferred Stock of Allion Healthcare, Inc. (Incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)

3.3
Certificate of Designation of Rights and Preferences of Series E Preferred Stock of Allion Healthcare, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2004.)

3.4
Certificate of Correction of Allion Healthcare, Inc., relating to the Certificate of Designation of Rights and Preferences of Series D Preferred Stock. (Incorporated by reference to Exhibit 3.9 to the Registrant’s Registration Statement on Form S-1/A filed on May 24, 2005.)

3.5
Certificate of Correction of Allion Healthcare, Inc., relating to the Certificate of Designation of Rights and Preferences of Series E Preferred Stock. (Incorporated by reference to Exhibit 3.10 to the Registrant’s Registration Statement on Form S-1/A filed on May 24, 2005.)

3.6
Certificate of Correction of Allion Healthcare, Inc., relating to the Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.12 to the Registrant’s Registration Statement on Form S-1/A filed on May 24, 2005.)

3.7	Third Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.8 to the Registrant’s Registration Statement on Form S-1/A filed on May 24, 2005.)

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

4.3
Form of Subordinated Secured Promissory Notes of MOMS Pharmacy, Inc., dated as of January 4, 2005, in the aggregate amount of $1,375,000, issued to the former owners of North American Home Health Supply, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 10, 2005.)

4.4
Guaranty given by Allion Healthcare, Inc. to and for the benefit of Michael Stone and Jonathan Spanier dated as of January 4, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 10, 2005.)

4.5
Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to John Pappajohn on January 11, 2000. (Incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-1/A filed on May 24, 2005.)

4.6
Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to John Pappajohn on April 15, 2005. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2005.)

4.7
Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to Crestview Capital Master, LLC on May 13, 2005. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 18, 2005.)

4.8	Form of Stock Certificate. (Incorporated by reference to Exhibit 4.16 to the Registrant’s Registration Statement on Form S-1/A filed on May 24, 2005).

10.1
Registration Rights Agreement, dated as of October 30, 2001, by and between Allion Healthcare, Inc. and Gainesborough, L.L.C. (Incorporated by reference to Exhibit 3.(I)D) to the Registrant’s Annual Report on 10-KSB/A filed April 29, 2004.)

10.2
Registration Rights Agreement issued to the holders of Series E convertible preferred stock, dated as of December 17, 2004. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2004.)

10.3	1998 Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)

10.4	Amendment No. 1 to the 1998 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed on November 14, 2005).

10.5	Amended and Restated 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed on November 14, 2005).

10.6
Agreement of Lease Between Reckson Operating Partnership, L.P and Allion Healthcare, Inc. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004.)

10.7	AmerisourceBergen Prime Vendor Agreement dated September 15, 2003. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)**

10.8
Registration Rights Agreement, dated as of January 4, 2005, by and between Allion Healthcare, Inc. and Michael Stone and Jonathan Spanier. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)

10.9
Amendment to Registration Rights Agreement dated as of May 19, 2005, between Allion Healthcare, Inc. and Michael Stone and Jonathan Spanier. (Incorporated by reference to Exhibit 10.15A to the Registrant’s Registration Statement on Form S-1/A filed on May 24, 2005.)

10.10
Registration Rights Agreement, dated as of April 4, 2003 issued to the holders of Series C convertible preferred stock. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A filed on May 24, 2005.)

10.11
Form of Registration Rights Agreement, dated as of April 16, 2004 issued to the holders of Series D convertible preferred stock. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A filed on May 24, 2005.)

10.12
Form of Registration Rights Agreement, dated as of March 30, 2001 issued to the holders of Series A convertible preferred stock. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A filed on May 24, 2005.)

10.13
Registration Rights Agreement dated as of May 13, 2005 by and between Allion Healthcare, Inc. and Crestview Capital Master, LLC. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 18, 2005.)

10.14
Non-competition and non-solicitation agreement by and between Allion Healthcare, Inc. and MikeLynn Salthouse dated as of August 27, 2002. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A filed on May 24, 2005.)

10.15
Asset Purchase Agreement by and among Medicine Made Easy and Frontier Pharmacy & Nutrition, Inc. dated as of August 4, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 15, 2005.)

10.16
Agreement with the California Department of Health Services dated as of August 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005.)

10.17
Agreement of Sublease for 191 Golden Gate Avenue, San Francisco, CA 94102, dated as of February 25, 2005, by and between Tenderloin AIDS Resource Center and Specialty Pharmacies, Inc. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005.)

10.18
Agreement of Lease for 19300 S. Hamilton Ave, Gardena, CA 90248, dated as of August 23, 2005, by and between Kroeze Koncepts, Inc, and Medicine Made Easy. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006.).

10.19
Agreement of Lease for 3940-58 Fourth Avenue, San Diego, CA 92103, dated as of January 9, 2006, by and between Acadia Corporation and Medicine Made Easy DBA Priority Pharmacy. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006.).

10.20
Asset Purchase Agreement among Medicine Made Easy and Priority Pharmacy, Inc., the David C. Zeiger Trust UTD 4/30/93, David C. Zeiger and Peter Ellman dated as of December 9, 2005. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006.).

10.21
Asset Purchase Agreement Among MOMS Pharmacy of Brooklyn, Inc., H.S. Maiman Rx, Inc. and Scott Maiman and Nancy Maiman, dated as of March 10, 2006. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006.).

10.22
Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to John Pappajohn Revocable Trust on April 1, 2003. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K/A filed on November 17, 2006.)

10.23
Asset Purchase Agreement by and among Medicine Made Easy and H&H Drug Stores, Inc., The Youredjian Family Trust, H&H Drug Stores, Inc. Employee Stock Ownership Trust and Hagop Youredjian, dated as of April 6, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2006.)

10.24
Asset Purchase Agreement by and among Medicine Made Easy and Whittier Goodrich Pharmacy, Inc., Eddie Gozini and Chen Jing, dated as of April 28, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2006.)

10.25
Form of Nonqualified Stock Option Agreement to the Amended and Restated 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2006.)

10.26
Asset Purchase Agreement by and among MOMS Pharmacy of Brooklyn, Inc., Allion Healthcare, Inc., St. Jude Pharmacy & Surgical Supply Corp., Millie Chervin and Mitchell Chervin, dated as of July 14, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2006.)

10.27	Employment Agreement by and between Allion Healthcare, Inc. and Michael P. Moran. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2006.)

10.28	Employment Agreement by and between Allion Healthcare, Inc. and James G. Spencer. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 5, 2006.)

21.1	Subsidiaries of the Registrant. *

23.1	Consent of BDO Seidman, LLP. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1
Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14b/13d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 Section 906 of the Sarbanes-Oxley Act of 2002. *

* - Filed herewith
** - Certain portions of this document have been omitted pursuant to a request for confidential treatment. We have filed non-redacted copies of this agreement with the Securities and Exchange Commission.

 SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at beginning of period	Charge to Cost and Expense	Charged to Other Accounts	Deductions	Balance at End of period
Deducted from asset accounts
Year ended December 31, 2006:
Allowance for doubtful accounts	$282,824	$1,076,686	$—	$934,775 (1)	$424,735
Valuation allowance on net deferred tax assets	2,180,000	(913,000)	(1,267,000)	—	—
	2,462,824	163,686	(1,267,000)	934,775	424,735
Deducted from asset accounts
Year ended December 31, 2005:
Allowance for doubtful accounts	296,320	128,000	—	141,496 (1)	282,824
Valuation allowance on net deferred tax assets	3,802,000	201,000	668,000	2,491,000	2,180,000
	4,098,320	329,000	668,000	2,632,496	2,462,824
Deducted from asset accounts
Year ended December 31, 2004:
Allowance for doubtful accounts	437,032	80,200	—	220,912 (1)	296,320
Valuation allowance on net deferred tax assets	2,864,000	—	938,000	—	3,802,000
	$3,301,032	$80,200	$938,000	$220,912	$4,098,320

(1) Consists primarily of direct write offs net of any recoveries of accounts previously deemed uncollectible.