Form 10-Q
period 2007-03-31
ALLION HEALTHCARE INC
filed 2007-05-10
CIK 847935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 4, 2007 there were 16,203,666 shares of the Registrant’s common stock, $.001 par value, outstanding.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

Forward-Looking Statements

Some of the statements made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including, but not limited to:

• The effect of regulatory changes, including but not limited to, the Medicare Prescription Drug improvement and Modernization Act of 2003;

• The reduction of reimbursement rates for primary services provided by government and other third-party payors;

• Changes in reimbursement policies and possible other potential reductions in reimbursements by other state agencies;

• Our ability to market our customized packaging system and the acceptance of such system by healthcare providers and patients;

• Our ability to manage our growth with a limited management team; and

• The availability of appropriate acquisition candidates and our ability to successfully complete and integrate acquisitions.

These and other risks and uncertainties are discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, and should be reviewed carefully. All forward-looking statements included or incorporated by reference in this Quarterly Report on Form 10-Q are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

Item 1. FINANCIAL STATEMENTS
ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	At March 31, 2007 (UNAUDITED)	At December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$16,659	$17,062
Short term investments	8,320	6,450
Accounts receivable (net of allowance for doubtful accounts of $345 in 2007 and $425 in 2006)	17,676	18,297
Inventories	6,508	5,037
Prepaid expenses and other current assets	447	634
Deferred tax asset	425	402
Total current assets	50,035	47,882

Property and equipment, net	808	890
Goodwill	42,068	42,067
Intangible assets, net	29,424	30,683
Other assets	80	81
Total assets	$122,415	$121,603

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$16,914	$16,339
Accrued expenses	1,805	1,262
Notes payable-subordinated	0	700
Current portion of capital lease obligations	46	46
Total current liabilities	18,765	18,347

Long Term Liabilities:
Capital lease obligations	36	47
Deferred tax liability	1,418	1,343
Other	55	59
Total liabilities	20,274	19,796

Commitments & Contingencies
Stockholders' Equity:
Preferred stock, $.001 par value, shares authorized 20,000; issued and outstanding -0- at March 31, 2007 and December 31, 2006	—	—
Common stock, $.001 par value; shares authorized 80,000; issued and outstanding 16,204 at March 31, 2007 and December 31, 2006	16	16
Additional paid-in capital	111,696	111,549
Accumulated deficit	(9,562)	(9,747)
Accumulated other comprehensive income	(9)	(11)
Total stockholders’ equity	102,141	101,807
Total liabilities and stockholders’ equity	$122,415	$121,603

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands except per share data)	Three months ended March 31,
	2007	2006
Net sales	$58,967	$41,285
Cost of goods sold	50,539	34,631
Gross profit	8,428	6,654
Operating expenses:
Selling, general and administrative expenses	7,690	5,800
Impairment of long-lived asset	599	—
Operating income	139	854
Interest income	166	411
Income from operations before taxes	305	1,265
Provision for taxes	120	132
Net income	$185	$1,133

Basic earnings per common share	$0.01	$0.07
Diluted earnings per common share	$0.01	$0.07

Basic weighted average of common shares outstanding	16,204	15,192
Diluted weighted average of common shares outstanding	17,003	16,649

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$185	$1,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	965	737
Impairment of long-lived asset	599	—
Deferred rent	(4)	18
Provision for doubtful accounts	50	49
Amortization of debt discount on acquisition notes	—	4
Non-cash stock compensation expense	93	39
Deferred income taxes	52	86
Changes in operating assets and liabilities:
Accounts receivable	571	(1,624)
Inventories	(1,471)	274
Prepaid expenses and other assets	188	(353)
Accounts payable and accrued expenses	941	(331)
Net cash provided by operating activities:	2,169	32

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20)	(265)
Purchases of short term securities	(18,028)	(31,332)
Sales of short term securities	16,160	38,756
Payments for acquisition of North American	—	(17)
Payments for acquisition of Specialty Pharmacy	—	(9)
Payments for acquisition of Oris Medical’s Assets	(26)	(153)
Payments for acquisition of Priority’s Assets	—	(1,317)
Payments for acquisition of Maiman’s Assets	—	(5,243)
Payments for acquisition of H&H’s Assets	—	(3)
Payments for acquisition of Whittier’s Assets	(1)	(27)
Net cash (used in) provided by investing activities	(1,915)	390

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from secondary public offering	—	28,987
Proceeds from exercise of employee stock options and warrants	—	1,816
Tax benefit realized from the exercise of employee stock options	54	46
Repayment of notes payable and capital leases	(711)	(711)
Net cash (used in) provided by financing activities	(657)	30,138

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(403)	30,560
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,062	3,845
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,659	$34,405

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands except per share and patient data)

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

(b) The condensed consolidated financial statements include the accounts of Allion Healthcare, Inc. and its subsidiaries. The condensed consolidated balance sheet as of March 31, 2007, the condensed consolidated statements of income for the three months ended March 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 are unaudited and have been prepared by the Company. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying condensed consolidated balance sheet at December 31, 2006 has been derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2007.

The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Certain information and footnote disclosures normally included in the audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other interim period.

NOTE 2 EARNINGS PER SHARE

The Company presents earnings per share in accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, “Earnings per Share.”  All per share amounts have been calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive. Options and warrants to purchase approximately 2,009 and 1,796 shares of common stock were outstanding at March 31, 2007 and 2006, respectively. The diluted shares outstanding for the three month periods ended March 31, 2007 and 2006 were 17,003 and 16,649, respectively, and resulted in diluted earnings per share of $0.01 and $0.07, respectively. For the three month periods ended March 31, 2007 and 2006, the diluted earnings per share does not include the impact of common stock options and warrants then outstanding of 1,002 and 0 respectively, as the effect of their inclusion would be anti-dilutive.

NOTE 3 CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash approximates its fair value. The short-term securities are generally government obligations and are carried at amortized cost, which approximates fair market value. The gross unrealized loss at March 31, 2007 was $6 ($3, net of tax) and is recorded as a component of accumulated other comprehensive income. The gross unrealized loss at December 31, 2006 was $18 ($11, net of tax) and is recorded as a component of accumulated other comprehensive income. Cash and cash equivalents consisted of the following:

	At March 31, 2007	At December 31, 2006
Cash	$11,336	$6,793
Short-term securities	5,323	10,269
Total	$16,659	$17,062

NOTE 4 SHORT TERM INVESTMENTS

        Investments in short-term securities include available-for-sale securities, which are carried at amortized cost. Due to the short term nature of these investments, the amortized cost approximates fair market value. The gross unrealized loss at March 31, 2007 was $10 ($6, net of tax), and is recorded as a component of accumulated other comprehensive income. All of these investments mature within 12 months and consist of $5,418 of auction rate securities and $2,902 of government obligations at March 31, 2007.

NOTE 5 SECONDARY PUBLIC OFFERING

On January 26, 2006, the Company along with certain selling stockholders completed an underwritten secondary public offering of its common stock. The Company sold 1,800 shares of its common stock and participating stockholders sold 2,636 shares of common stock at a price of $12.83 per share less an underwriting discount and commission of $0.71 per share. In addition, the Company granted the underwriters an option, exercisable until February 27, 2006, to purchase up to an additional 665 shares of common stock at the secondary public offering price, less the underwriting discount and commission. On January 27, 2006, the underwriters exercised their over-allotment option in full. The Company received net proceeds of $21.7 million and $8.1 million from the secondary public offering and from the exercise of the over-allotment option, respectively, less expenses incurred of $929. The Company did not receive any proceeds from the sale of shares by the participating stockholders.

NOTE 6 ACQUISITIONS

In 2006, the Company purchased certain assets of H.S. Maiman Rx, Inc. (“Maiman”) on March 13, 2006, H&H Drug Stores, Inc. (“H&H”) on April 6, 2006, Whittier Goodrich Pharmacy, Inc. (“Whittier”) on May 1, 2006 and St. Jude Pharmacy and Surgical Supply Corp. (“St. Jude”) on July 14, 2006. The following pro forma results were developed assuming the four 2006 acquisitions (Maiman, H&H, Whittier, and St. Jude) all occurred on January 1, 2006. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions set forth above had occurred on the date indicated or what the Company’s results of operations will be in future periods. The financial results for the periods prior to the acquisition were based on audited or reviewed financial statements, where required, or internal financial statements as provided by the sellers.

Three months ended March 31,
2006
Revenue	$57,980
Net income	$1,660
Earnings per common share:
Basic	$0.11
Diluted	$0.10

On April 2, 2007 Ground Zero Software, Inc. (“Ground Zero”) formally notified the Company of the termination of the Oris Medical Systems, Inc. (“OMS”) license to use LabTracker—HIV™ software. As a result of the termination of the license agreement, the Company has recognized an impairment loss of $599 ($1,228 less accumulated amortization of $629) to its consolidated statement of income for the three months ended March 31, 2007 to reflect an impairment of its long-lived asset related to the LabTracker license.

The changes in the cost of intangible assets that relate to OMS are as follows:

	Clinic List	License Agreement -Labtracker Exclusive Rights	Computer Software	Non Compete	Total
Beginning Balance as of December 31, 2006	$258	$1,195	$86	$200	$1,739
Earn out payments	170	33			203
Gross Impairment write off*		(1,228)			(1,228)
Ending Balance as of March 31, 2007	$428	$—	$86	$200	$714

*Before accumulated amortization of $629.

NOTE 7 CONTINGENCIES - LEGAL PROCEEDINGS

    On March 9, 2006, the Company alerted the Staff of the SEC’s Division of Enforcement to the issuance of its press release of that date announcing the Company’s intent to restate its financial statements for the periods ended June 30, 2005 and September 30, 2005 relating to the valuation of warrants. On March 13, 2006, the Company received a letter from the Division of Enforcement notifying it that the Division of Enforcement had commenced an informal inquiry and requesting that the Company voluntarily produce certain documents and information. In that letter, the SEC also stated that the informal inquiry should not be construed as an indication that any violations of law have occurred. The Company is cooperating fully with the Division of Enforcement’s inquiry.

        Oris Medical Systems, Inc. v. Allion Healthcare, Inc., et al., Superior Court of California, San Diego County, Action No. GIC 870818.  OMS filed a complaint against Allion, Oris Health, Inc. ("Oris Health") and MOMS Pharmacy, Inc. ("MOMS") on August 14, 2006, alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, specific performance, accounting, fraud, negligent misrepresentation, rescission, conversion and declaratory relief, allegedly arising out of the May 19, 2005 Asset Purchase Agreement between Oris Health and MOMS on the one hand , and OMS on the other hand.  Allion, Oris Health and MOMS filed a motion to challenge the negligent misrepresentation cause of action, which the court granted and the court dismissed that cause of action from the complaint.  Allion, Oris Health and MOMS will continue to vigorously defend against the remaining claims.

        In addition, Allion, Oris Health and MOMS have filed a cross-complaint against OMS, OMS' majority shareholder Pat Iantorno, and the Iantorno Management Group, in which one or a number of the cross-complaints have alleged claims variously against either one or a number of the cross-defendants for deceit, negligent misrepresentation, breach of implied warranty, money had and received, rescission, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unfair competition, libel, false light, reformation and declaratory relief.  Allion, Oris Health and MOMS intend to vigorously prosecute their cross-complaint.

    In addition to the matters noted above, the Company is involved from time to time in legal actions arising in the ordinary course of its business. Other than as set forth above, the Company currently has no pending or threatened litigation that it believes will result in an outcome that would materially affect its business. Nevertheless, there can be no assurance that current or future litigation to which the Company is or may become a party will not have a material adverse effect on its business.

NOTE 8 STOCK-BASED COMPENSATION PLAN

       The Company maintains stock option plans that include both incentive and non-qualified options reserved for issuance to employees, officers and directors. All options are issued at fair market value at the grant date and vesting terms vary according to the plans. The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite vesting period. For the three months ended March 31, 2007 and 2006, the Company recorded non-cash compensation expense in the amount of $93 and $39, respectively, relating to stock options which were recorded as part of selling, general and administrative expenses.

NOTE 9 INCOME TAXES

        In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted FIN 48 effective January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. The adoption of FIN 48 did not have a material effect on the Company’s financial statements and the Company does not expect the change to have a significant impact on its results of operations or financial position during the next twelve months.

As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At March 31, 2007, the Company does not have accrued interest and penalties related to any unrecognized tax benefits. The years subject to potential audit varies depending on the tax jurisdiction. Generally, the Company’s statutes are open for tax years ended December 31, 2003 and forward. The Company’s major taxing jurisdictions include the U.S., New York and California.

NOTE 10 CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

       The Company provides prescription medications to its customers in the United States. Credit losses relating to customers historically have been minimal and within management’s expectations.

Federal and state third-party reimbursement programs represented approximately 66% and 67% of total sales for the three month periods ended March 31, 2007 and 2006, respectively. At March 31, 2007 and December 31, 2006, the Company had an aggregate outstanding receivable from federal and state agencies of $12,445 and $12,033, respectively.

NOTE 11 MAJOR SUPPLIERS

During the three months ended March 31, 2007 and 2006, the Company purchased approximately $34,155 and $28,305, respectively, from one major drug wholesaler. Amounts due to this supplier at March 31, 2007 and December 31, 2006 were approximately $13,084 and $12,952, respectively.

In September 2003, the Company signed a five-year agreement with this drug wholesaler that requires certain minimum purchases. If the Company does not meet the minimum purchase commitments as set forth in the agreement, the Company will be charged a prorated amount of 0.20% of the projected volume remaining on the term of the agreement. The agreement also provides that the Company’s minimum purchases during the term of the agreement will be no less than $400,000. The Company has purchased approximately $332,865 from this drug wholesaler since the beginning of the term of this agreement and believes it will be able to meet its minimum purchase obligations under this agreement. Pursuant to the terms of this agreement, this drug wholesaler has a security interest in the Company’s assets.

NOTE 12 SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Interest paid on notes and capital leases for the three months ended March 31, 2007 and 2006 was $41 and $29, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except per share and patient data)
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

   • Arrangement for the timely delivery of medications as directed by our patients or their physicians in a discreet and convenient manner;

   • Specialized pharmacists who consult with patients, physicians, nurses and ASOs to provide education, counseling, treatment coordination, clinical information and compliance monitoring; and

   • Information systems and prescription automation solutions that make the provision of clinical data and the transmission of prescriptions more efficient and accurate.

Geographic Footprint.  We operate our business as a single reporting segment configured to serve key geographic areas most efficiently. In 2006, we completed two acquisitions in California and two acquisitions in New York. We will continue to evaluate acquisition opportunities as they arise in both our existing markets and markets where we do not currently have operations. As of March 31, 2007, we operated ten distribution centers, which are located strategically in California (six separate locations), New York (two separate locations), Florida and Washington to serve major metropolitan areas in which high concentrations of HIV/AIDS patients reside. In discussing our results of operations, we address changes in the net sales contributed by each of these regional distribution centers because we believe this provides a meaningful indication of the historical performance of our business. On March 15, 2007, we announced plans to open a new HIV pharmacy in Oakland, CA.

Net Sales.  As of March 31, 2007, approximately 66% of our net sales came from payments directly from government sources such as Medicaid, ADAP, and Medicare (excluding Part D, described below, which is administered through private payor sources). These are all highly regulated government programs subject to frequent changes and cost containment measures. We continually monitor changes in reimbursement for HIV/AIDS medications.

Effective January 1, 2006, Medicaid coverage of prescription drugs for Medicaid beneficiaries who were also eligible for Medicare transitioned to the Medicare program. These beneficiaries, referred to as “dual eligibles,” are enrolled in Medicare Prescription Drug Programs, or PDPs. We have agreements with most of these PDPs to provide prescription drugs to dual eligible beneficiaries that are our patients. Typically, the PDPs provide a lower reimbursement rate than the rates we receive from the Medicaid programs. In March 2007 and 2006, approximately 20% and 18% of our patients respectively, received coverage under a Medicare PDP.

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

While we believe that we now have a sufficient revenue base to continue to operate profitably given our current level of operating and other expenses, our business remains subject to uncertainties and potential changes that could result in losses. In particular, changes to reimbursement rates, unexpected increases in operating expenses, difficulty integrating acquisitions or declines in the number of patients we serve or the number of prescriptions we fill could adversely affect our future results. For a further discussion regarding these uncertainties and potential changes, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

Operating Expenses.  Our operating expenses are made up of both variable and fixed costs. Variable costs increase as net sales increase. Our principal variable costs are drug costs, labor and delivery. Fixed costs do not vary directly with changes in net sales. Our principal fixed costs are facilities, equipment and insurance.

We have grown our business mostly by acquiring other specialty pharmacies and expanding our existing business. Since the beginning of 2003, we have acquired seven specialty pharmacies in California and two specialty pharmacies in New York. We also generate internal growth primarily by increasing the number of patients we serve and filling more prescriptions per patient. We will continue to evaluate acquisitions and expand our existing business as opportunities arise or circumstances warrant.

Critical Accounting Policies

Management believes that the following accounting policies represent “critical accounting policies,” which the Securities and Exchange Commission, or the SEC, defines as those that are most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often because management must make estimates about uncertain and changing matters. Our critical accounting policies affect the amount of income and expense we record in each period as well as the value of our assets and liabilities and our disclosures regarding contingent assets and liabilities. In applying these critical accounting policies, we make estimates and assumptions to prepare our financial statements that, if made differently, could have a positive or negative effect on our financial results. We believe that our estimates and assumptions are both reasonable and appropriate, in light of applicable accounting rules. However, estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could differ materially from estimates.

We discuss these and other significant accounting policies related to our continuing operations in Note 2 of the notes to our Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2006.

Revenue Recognition.  We are reimbursed for a substantial portion of our net sales by government and private payors. Net sales are recognized upon delivery, which occurs when medications or products are received by our customers and are recorded net of contractual allowances to patients, government, private payors and others. Contractual allowances represent estimated differences between billed sales and amounts expected to be realized from third-party payors under contractual agreements. Any patient can initiate the filling of prescriptions by having a doctor call in prescriptions to our pharmacists, faxing our pharmacists a prescription, or mailing prescriptions to one of our facilities. Once we have verified that the prescriptions are valid and have received authorization from a patient’s insurance company or state insurance program, the pharmacist then fills the prescriptions and ships the medications to the patient through our outside delivery service, an express courier service or postal mail, or the patient picks up the prescription at the pharmacy. During March 2007, we serviced 15,775 patients.

We receive premium reimbursement under the California HIV/AIDS Pharmacy Pilot Program, which we refer to as the California Pilot Program, and are certified as a specialized HIV pharmacy eligible for premium reimbursement under the New York State Medicaid program. Premium reimbursement for eligible prescriptions dispensed in the current period are recorded as a component of net sales in the period in which the patient receives the medication. We receive regular payments for premium reimbursement, which are paid in conjunction with the regular reimbursement amounts due through the normal payment cycle for the California Pilot Program, and we received the annual payment under the New York program in April 2006. We expect to receive our annual payment under the New York program by the end of May 2007. For additional information regarding each of these reimbursement programs, please refer to Part I, Item 1. Business—Third Party Reimbursement, Cost Containment and Legislation in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Long-Lived Asset Impairment.  In assessing the recoverability of our intangible assets, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If we determine that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions: cash flow deficits, a historic or anticipated decline in net sales or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset, and material decreases in the fair value of some or all of the assets. Changes in strategy or market conditions could significantly impact these assumptions, and as a result, we may be required to record impairment charges for these assets. We adopted Statement of Financial Accounting Standards, or SFAS, No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144, effective January 1, 2002, and the adoption of SFAS No. 144 had no impact on our consolidated financial position or results of operations. In the three months ended March 31, 2007, we recorded a non-cash charge of $599 to our results of operations to reflect the impairment of our intangible asset related to the termination of our license for the Labtracker-HIVTM software from Ground Zero Software, Inc., or Ground Zero.

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

If we determine through the impairment review process that goodwill has been impaired, we record an impairment charge in our consolidated statement of income. Based on our impairment review process, we have not recorded any impairment to goodwill and other intangible assets that have indefinite lives during the three month period ended March 31, 2007.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 157, “Fair Value Measurements” or SFAS No. 157. SFAS No. 157 establishes a common definition for fair value to be applied to general accepted accounting principle guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not yet evaluated the impact of implementation of SFAS No. 157 on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” or SFAS 159. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet evaluated the impact of implementation of SFAS No. 159 on our consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2007 and 2006

The following table sets forth the net sales and operating data for each of our distribution centers for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007			2006
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months
California (1)	$37,630	155,903	34,037	$27,731	117,319	25,730
New York (2)	19,824	74,118	11,208	12,310	45,834	6,333
Florida	538	2,448	393	414	2,484	325
Seattle	975	5,177	969	830	4,936	890
Total	$58,967	237,646	46,607	$41,285	170,573	33,278

(1) California operations for the three months ended March 31, 2006 includes $858 of retroactive premium reimbursement for prior periods in 2005 and 2004. California operations for the three months ended March 31, 2007 include contributions from the acquisitions of H&H Drug Stores, Inc., or H&H, and Whittier Goodrich Pharmacy, Inc., or Whittier.
(2) New York operations for the three months ended March 31, 2006 include a partial month of contribution from the acquisition of H.S. Maiman Rx, Inc., or Maiman. New York operations for the three months ended March 31, 2007 includes three months contribution from the Maiman and St. Jude Pharmacy & Surgical Supply Corp., or St. Jude, acquisitions.

The prescription and patient month data has been presented to provide additional data about operations.  A prescription typically represents a 30-day supply of medication for an individual patient.  Patient months represents a count of the number of months during a period that a patient received at least one prescription.  If an individual patient received multiple medications during each month of a three month period, a count of three would be included in patient months irrespective of the number of medications filled in each month.

Net Sales.  Net sales for the three months ended March 31, 2007 increased to $59.0 million from $41.3 million for the three months ended March 31, 2006, an increase of 42.8%. The increase in net sales for the three months ended March 31, 2007 as compared to the same period in 2006 is primarily attributable to the acquisitions of Maiman, H&H, Whittier and St. Jude and, to a lesser extent, the increase in volume from the addition of new patients in California and New York.

For the three month period ended March 31, 2006, we recognized $858 of net sales for retroactive premium reimbursement relating to prior periods in 2005 and 2004 for the California Pilot Program. The accrued revenue balance at March 31, 2007 relating to premium reimbursement was $779. For the three month period ending March 31, 2007, we accrued revenue of $658 relating to premium reimbursement.

Gross Profit.  Gross profit was $8,428 and $6,654 for the three months ended March 31, 2007 and 2006 respectively, and represents 14.3% and 16.1% of net sales, respectively. Gross profit for the three month period ended March 31, 2006 includes $858 related to the retroactive premium reimbursement (in net sales) from prior periods.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three month period ended March 31, 2007 increased to $7,690 from $5,800 for the three month period ended March 31, 2006, but declined as a percentage of net sales to 13.0% in 2007 from 14.0% in 2006. The increase in selling, general and administrative expenses was primarily due to increased expenses related to acquisitions. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily due to integrating the acquisitions into our existing facilities, which improved operating efficiencies related to labor and other resources as prescription volumes increased.

 The increase in selling, general and administrative expenses for the three month period ended March 31, 2007 as compared to the same period in 2006 primarily consisted of the following components:

Components of Selling, General and Administrative Expense	Change ($)
Labor expenses	$792
Accounting expenses	296
Legal expenses	295
Depreciation and amortization	228
Shipping and postage	160

Included in selling, general and administrative expenses for the three month period ended March 31, 2007 was approximately $170 of legal expenses relating to the OMS litigation discussed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Impairment of Long-Lived Assets.  As a result of the termination of the LabTracker license agreement with Ground Zero, we recorded a charge of $599 ($1,228 less accumulated amortization of $629) for the three months ended March 31, 2007 to reflect the impairment of a long-lived asset related to the LabTracker license.

Operating Income.  Operating income was $139 and $854 for the three months ended March 31, 2007 and 2006, respectively and represents 0.2% and 2.1% of net sales, respectively. Operating income for the period ended March 31, 2006 included $858 of retroactive premium reimbursement from prior periods in 2005 and 2004 for the California Pilot Program. Operating income for the three months ended March 31, 2007 includes an impairment of long-lived assets expense of $599. Operating income decreased by $715 primarily due to the impairment of long-lived assets expense.

Interest Income.  Interest income was $166 and $411 for the three months ended March 31, 2007 and 2006, respectively. The decrease in interest income is attributable to our increased use of cash to finance acquisitions during 2006 rather than investing those cash amounts. Interest income is due primarily to our investment in short-term securities and other investment of cash.

      Provision for Taxes.  We recorded a provision for taxes in the amount of $120 and $132 for the three month periods ended March 31, 2007 and 2006, respectively. The provision for the three month period ended March 31, 2007 relates to the federal, state and local income tax as adjusted for certain permanent differences. The provision for the three month period ended March 31, 2006 relates primarily to state income tax and federal alternative minimum tax that would have been payable, after applying the net operating loss deduction that was created from prior years’ income tax deductions related to stock based compensation and deferred taxes related to tax-deductible goodwill. Since the tax amount related to stock based compensation is not payable by the Company, the amount was credited to additional paid in capital.

The increase in the effective tax rate of 39.3% for the three month period ended March 31, 2007 from 10.4% for the three month period ended March 31, 2006 is due principally to the recognition of tax benefits through the release of the valuation reserve in 2006.

Net Income.  For the three months ended March 31, 2007, we recorded net income of $185 as compared to a net income of $1,133 for the comparable period in the prior year. Net income for the period ended March 31, 2006 included $858 of retroactive premium reimbursement from prior periods in 2005 and 2004. Net income for the period ended March 31, 2007 includes an impairment of long-lived assets expense of $599. The decrease in net income is primarily attributable to the impairment of long-lived asset.

Liquidity and Capital Resources

 Accounts receivable, net of allowance, decreased $621 in the three months ended March 31, 2007 from December 31, 2006. This decrease is primarily due to improved collections as a result of the centralization of our accounts receivable department collection efforts partially offset by increased receivables of $3,149 from revenue growth associated with the acquisitions of H&H, Whittier and St. Jude.

On April 21, 2006, we allowed our credit facility agreement with GE HFS Holdings, Inc. f/k/a Heller Healthcare Finance, or GE, to expire. The GE credit facility had provided us with the ability to borrow up to a maximum of $6,000, based on our accounts receivable. As of February 5, 2007 this agreement had been fully terminated and the UCC financing statement removed.

During the first quarter of 2007, we serviced 1,121 total patients that were monitored under the LabTracker software and/or Oris System, an electronic prescription writing system, both of which are subject to an earn-out formula that gives OMS and Ground Zero the right to receive quarterly payments based on the net number of new HIV patients of physician customers who utilize the LabTracker software or the Oris System. The number of patients monitored under the LabTracker software and/or Oris System and covered under the Oris earn-out formula increased by 191 patients from the fourth quarter of 2006. Since acquiring the assets of OMS, a total of 533 patients have been subject to the Oris earn-out formula as set forth in our asset purchase agreement with OMS, with $533 earned by OMS and Ground Zero under the agreement.

On April 2, 2007, Ground Zero formally notified us of the termination of the OMS license to use the LabTracker—HIV™ software. Notwithstanding the termination, additional earn-out payments will continue to be recorded as earned, over the succeeding 19 months. OMS’ and Ground Zero’s rights to the additional payments terminate 40 months after the closing of the acquisition.

Operating Requirements.  Our primary liquidity need is cash to purchase medications to fill prescriptions. Our primary vendor, AmerisourceBergen, requires payment within 31 days of delivery of the medications to us. We are reimbursed by third-party payors, on average, within 30 days after a prescription is filled and a claim is submitted in the appropriate format.

Our operations provided $2,169 of cash over the three month period ended March 31, 2007, while our operations provided $32 of cash during the same period in 2006. The change in cash provided by operations was primarily a result of an increase in cash provided from the collections of accounts receivable and an increase in accounts payable, partially offset by an increase in inventories.

Cash flows used in investing activities was $1,915 and provided by investing activities was $390 for the three month periods ended March 31, 2007 and 2006, respectively. This included payments of $27 and $6,770 for acquisitions, net investments in short term securities of ($1,868) and $7,424 and the purchase of property and equipment of $20 and $265 for the three month periods ended March 31, 2007 and 2006, respectively.

Cash flows used in financing activities was $657 and provided by financing activities was $30,138 for the three month periods ended March 31, 2007 and 2006, respectively. This included net proceeds from the secondary offering of $28,987 for the three month period ended March 31, 2006. Also included were net proceeds of $1,816 from the exercise of employee stock options and warrants for the three month period ended March 31, 2006. The cash flows were net of the repayment of various obligations (principally debt) of $711 for each of the three month periods ended March 31, 2007 and 2006.

The five-year purchase agreement that we signed with AmerisourceBergen in September 2003 improved our supplier payment terms from an original payment period of 13 days to 31 days. These payment terms improved our liquidity and enabled us to reduce our working capital. Since entering into the agreement with Amerisource Bergen, we have purchased the majority of our medications from AmerisourceBergen. If we do not meet the aggregate minimum purchase commitments under our agreement with AmerisourceBergen by the end of the five-year term, we will be charged 0.2% of the un-purchased volume commitment. We have purchased approximately $332,865 under the agreement with Amerisource Bergen, and we believe we will be able to meet our minimum purchase obligations under this agreement. Pursuant to the terms of this agreement, AmerisourceBergen has a security interest in all of our assets.

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

Contractual Obligations. At March 31, 2007, our contractual cash obligations and commitments over the next five years were as follows:

(in thousands)	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Capital Lease Obligations (1)	82	46	36	—	—
Operating Leases	1,610	724	722	164	—
Purchase Commitments (2)	67,135	19,885	47,250	—	—
Total	$68,827	$20,655	$48,008	$164	$—

(1) Interest payments on these amounts will be approximately $7 over the next three years.
(2) If we fail to satisfy the minimum purchase obligation under our purchase agreement with AmerisourceBergen, we would be required to pay an amount equal to 0.2% of the un-purchased commitments at the end of the five-year term of the contract.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We have limited exposure to financial market risks, including changes in interest rates. At May 4, 2007, we had cash and cash equivalents of approximately $16.8 million and short-term investments of approximately $10.2 million. Cash and cash equivalents consisted of demand deposits, money market accounts and government obligations. Short-term investments consisted of highly liquid investments in auction rate securities and government obligations with maturities of one year or less. These investments are classified as available-for-sale and are considered short-term, because we expect to sell them within 12 months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates continue to rise, the value of our short-term investments would decrease. We may sell these investments prior to maturity, and therefore, we may not realize the full value of these investments. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest only in short-term, investment grade, interest-bearing instruments and thus do not expect future interest rate risk to be significant. We have not hedged against our interest rate risk exposure for our cash or investments. As a result, our interest income will increase from increasing interest rates and our interest income will decrease from declining rates.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved from time to time in legal actions arising in the ordinary course of our business. Other than as set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, we currently have no pending or threatened litigation that we believe will result in an outcome that would materially affect our business. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business.

Item 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

32.1
Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14b/13d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 Section 906 of the Sarbanes-Oxley Act of 2002. *

* - Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2007

ALLION HEALTHCARE, INC.

By:	/s/ James G. Spencer
James G. Spencer
Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)