Form 10-Q
period 2007-06-30
ALLION HEALTHCARE INC
filed 2007-08-09
CIK 847935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 3, 2007 there were 16,203,666 shares of the Registrant’s common stock, $.001 par value, outstanding.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

Forward-Looking Statements

Some of the statements made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our plans, beliefs and current views with respect to, among other things future events and our financial performance.  Stockholders are cautioned not to place undue reliance on such statements.  We often identify these forward-looking statements by use of words such as “believe,” “expect,” “continue,” “may,” “will,” “could,” “would,” “intend,” “anticipate” or similar forward-looking words.  Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:

•	The impact of litigation on our financial condition and results of operations and our ability to defend against and prosecute such litigation;

•	Our ability to meet our minimum purchase obligations under our agreement with AmerisourceBergen Drug Corporation;

•	The impact of recent accounting pronouncements on our results of operations or financial position;

•	The timing of our receipt of third-party reimbursement;

•	The types of instruments in which we invest and the extent of interest rate risks we face;

•	Our capital requirements needs; and

•	Our ability to operate profitably and grow our company, including through acquisition opportunities.

Any forward-looking statements should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006.  The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including, but not limited to:

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

These risks should not be construed as exhaustive and should be read in conjunction with the other risks and uncertainties discussed in detail in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.  All forward-looking statements included or incorporated by reference in this Quarterly Report on Form 10-Q are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

 Item 1.  FINANCIAL STATEMENTS
ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	At June 30, 2007 (UNAUDITED)	At December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$17,814	$17,062
Short term investments	7,302	6,450
Accounts receivable (net of allowance for doubtful accounts of $299 in 2007 and $425 in 2006)	18,968	18,297
Inventories	8,230	5,037
Prepaid expenses and other current assets	485	634
Deferred tax asset	479	402
Total current assets	53,278	47,882

Property and equipment, net	797	890
Goodwill	41,893	42,067
Intangible assets, net	28,711	30,683
Other assets	80	81
Total assets	$124,759	$121,603

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$14,754	$16,339
Accrued expenses	4,595	1,262
Notes payable-subordinated	—	700
Current portion of capital lease obligations	46	46
Total current liabilities	19,395	18,347

Long Term Liabilities:
Capital lease obligations	24	47
Deferred tax liability	1,973	1,343
Other	52	59
Total liabilities	21,444	19,796

Commitments & Contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value, shares authorized 20,000; issued and outstanding –0- at June 30, 2007 and December 31, 2006	—	—
Common stock, $.001 par value; shares authorized 80,000; issued and outstanding 16,204 at June 30, 2007 and December 31, 2006	16	16
Additional paid-in capital	111,890	111,549
Accumulated deficit	(8,589)	(9,747)
Accumulated other comprehensive loss	(2)	(11)
Total stockholders’ equity	103,315	101,807

Total liabilities and stockholders’ equity	$124,759	$121,603

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands except per share data)	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$62,286	$51,972	$121,253	$93,257
Cost of goods sold	53,405	44,665	103,944	79,296
Gross profit	8,881	7,307	17,309	13,961
Operating expenses:
Selling, general and administrative expenses	7,402	6,753	15,092	12,554
Impairment of long-lived asset	—	—	599	—
Operating income	1,479	554	1,618	1,407
Interest income	176	367	342	778
Income from operations before taxes	1,655	921	1,960	2,185
Provision for taxes	682	259	802	390
Net income	$973	$662	$1,158	$1,795

Basic earnings per common share	$0.06	$0.04	$0.07	$0.11
Diluted earnings per common share	$0.06	$0.04	$0.07	$0.11

Basic weighted average of common shares outstanding	16,204	16,190	16,204	15,694
Diluted weighted average of common shares outstanding	16,976	17,236	16,990	16,918

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,158	$1,795
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,829	1,673
Impairment of long-lived asset	599	—
Deferred rent	(7)	30
Provision for doubtful accounts	325	218
Amortization of debt discount on acquisition notes	—	9
Non-cash stock compensation expense	186	81
Deferred income taxes	554	175
Changes in operating assets and liabilities:
Accounts receivable	(996)	(4,747)
Inventories	(3,194)	(457)
Prepaid expenses and other assets	151	(528)
Accounts payable and accrued expenses	1,873	420

Net cash provided by (used in) operating activities:	2,478	(1,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(111)	(389)
Purchases of short term securities	(38,993)	(53,646)
Sales of short term securities	38,150	75,172
Payments for acquisition of North American	—	(17)
Payments for acquisition of Specialty Pharmacy	—	(9)
Payments for acquisition of Oris Medical’s Assets	(203)	(316)
Payments for acquisition of Priority’s Assets	—	(1,387)
Payments for acquisition of Maiman’s Assets	—	(5,779)
Payments for acquisition of H&H’s Assets	—	(4,251)
Payments for acquisition of Whittier’s Assets	(1)	(15,729)

Net cash used in investing activities	(1,158)	(6,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from secondary public offering	—	28,852
Proceeds from exercise of employee stock options and warrants	—	2,150
Tax benefit realized from non-cash compensation related to employee stock options	155	215
Repayment of notes payable and capital leases	(723)	(738)

Net cash (used in) provided by financing activities	(568)	30,479

NET INCREASE IN CASH AND CASH EQUIVALENTS	752	22,797

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,062	3,845

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,814	$26,642

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

(b) The condensed consolidated financial statements include the accounts of Allion Healthcare, Inc. and its subsidiaries. The condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of income for the three and six months ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 are unaudited and have been prepared by the Company. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying condensed consolidated balance sheet at December 31, 2006 has been derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2007.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other interim period.

NOTE 2 EARNINGS PER SHARE

The Company presents earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  All per share amounts have been calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive.  Options and warrants to purchase approximately 1,996 and 2,174 shares of common stock were outstanding at June 30, 2007 and 2006, respectively. The diluted shares outstanding for the six month periods ended June 30, 2007 and 2006 were 16,990 and 16,918, respectively, and resulted in diluted earnings per share of $0.07 and $0.11, respectively.  The diluted shares outstanding for the three month periods ended June 30, 2007 and 2006 were 16,976 and 17,236, respectively, and resulted in diluted earnings per share of $0.06 and $0.04, respectively.  For the six month periods ended June 30, 2007 and 2006, the diluted earnings per share does not include the impact of common stock options and warrants then outstanding of 989 and 150, respectively, and for the three month periods ended June 30, 2007 and 2006, the diluted earnings per share does not include the impact of common stock options and warrants then outstanding of 1,019 and 150, respectively, as the effect of their inclusion would be anti-dilutive.

NOTE 3 CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The carrying amount of cash approximates its fair value.  The short-term securities are generally government obligations and are carried at amortized cost, which approximates fair market value.  The gross unrealized loss at June 30, 2007 was $3 ($2, net of tax) and is recorded as a component of accumulated other comprehensive income.  The gross unrealized loss at December 31, 2006 was $18 ($11, net of tax) and is recorded as a component of accumulated other comprehensive income.  Cash and cash equivalents consisted of the following:

	At June 30, 2007	At December 31, 2006
Cash	$16,448	$6,793
Short-term securities	1,366	10,269
Total	$17,814	$17,062

NOTE 4 SHORT TERM INVESTMENTS

Investments in short-term securities include available-for-sale securities, which are carried at amortized cost. Due to the short term nature of these investments, the amortized cost approximates fair market value. All of these investments mature within 12 months and consist of $7,302 of auction rate securities at June 30, 2007.  At December 31, 2006, the investments consisted of $5,942 in auction rate securities and $508 in government obligations.

NOTE 5 ACQUISITIONS

The Company purchased certain assets of H.S. Maiman Rx, Inc. (“Maiman”) on March 13, 2006, H&H Drug Stores, Inc. (“H&H”) on April 6, 2006, Whittier Goodrich Pharmacy, Inc. (“Whittier”) on May 1, 2006 and St. Jude Pharmacy and Surgical Supply Corp. (“St. Jude”) on July 14, 2006.  The following pro forma results were developed assuming the four 2006 acquisitions (Maiman, H&H, Whittier, and St. Jude) all occurred on January 1, 2006. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions set forth above had occurred on that date or what the Company’s results of operations will be in future periods. The financial results for the periods prior to the acquisition were based on audited or reviewed financial statements, where required, or internal financial statements as provided by the sellers.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Revenue	$58,846	$116,826
Net Income	550	2,209
Earnings per common share:
Basic	$0.03	$0.14
Diluted	$0.03	$0.13

On April 2, 2007, Ground Zero Software, Inc. (“Ground Zero”) formally notified the Company of the termination of the Oris Medical Systems, Inc. (“OMS”) license to use LabTracker—HIV™ software. As a result of the termination of the license agreement, the Company has recognized an impairment loss of $599 ($1,228 less accumulated amortization of $629) to its consolidated statement of income for the six months ended June 30, 2007 to reflect an impairment of its long-lived asset related to the LabTracker license.

The changes in the cost of intangible assets that relate to OMS are as follows:

	Clinic List	License Agreement -Labtracker Exclusive Rights	Computer Software	Non Compete	Total
Beginning Balance as of December 31, 2006	$258	$1,195	$86	$200	$1,739
Earn out payments	218	33			251
Gross Impairment write off*		(1,228)			(1,228)
Ending Balance as of June 30, 2007	$476	$—	$86	$200	$762

*Before accumulated amortization of $629.

NOTE 6 CONTINGENCIES – LEGAL PROCEEDINGS

On March 9, 2006, the Company alerted the Staff of the SEC’s Division of Enforcement to the issuance of its press release of that date announcing the Company’s intent to restate its financial statements for the periods ended June 30, 2005 and September 30, 2005 relating to the valuation of warrants.  On March 13, 2006, the Company received a letter from the Division of Enforcement notifying it that the Division of Enforcement had commenced an informal inquiry and requesting that the Company voluntarily produce certain documents and information. In that letter, the Division of Enforcement also stated that the informal inquiry should not be construed as an indication that any violations of law have occurred. The Company is cooperating fully with the Division of Enforcement’s inquiry.

Oris Medical Systems, Inc. v. Allion Healthcare, Inc., et al., Superior Court of California, San Diego County, Action No. GIC 870818.  OMS filed a complaint against Allion, Oris Health, Inc. (“Oris Health”) and MOMS Pharmacy, Inc. (“MOMS”) on August 14, 2006, alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, specific performance, accounting, fraud, negligent misrepresentation, rescission, conversion and declaratory relief, allegedly arising out of the May 19, 2005 Asset Purchase Agreement between Oris Health and MOMS on the one hand, and OMS on the other hand.  Allion, Oris Health and MOMS filed a motion to challenge the negligent misrepresentation cause of action, which the court granted, and the court dismissed that cause of action from the complaint.  Allion, Oris Health and MOMS will continue to vigorously defend against the remaining claims.

In addition, Allion, Oris Health and MOMS have filed a cross-complaint against OMS, OMS’ majority shareholder Pat Iantorno, and the Iantorno Management Group, in which one or a number of the cross-complaints have alleged claims variously against either one or a number of the cross-defendants for deceit, negligent misrepresentation, breach of implied warranty, money had and received, rescission, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unfair competition, libel, false light, reformation and declaratory relief.  Allion, Oris Health and MOMS intend to vigorously prosecute their cross-complaint.

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

NOTE 7 STOCK-BASED COMPENSATION PLAN

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

 Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite vesting period.  For the six months ended June 30, 2007 and 2006, the Company recorded non-cash compensation expense in the amount of $186 and $81, respectively, relating to stock options, which were recorded as part of selling, general and administrative expenses.

NOTE 8 INCOME TAXES

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting uncertainty in income taxes recognized in an enterprise’s financial statements.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted FIN 48 effective January 1, 2007.  Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.

Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards.  The adoption of FIN 48 did not have a material effect on the Company’s financial statements, and the Company does not expect the change to have a significant impact on its results of operations or financial position during the next 12 months.

As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.  Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income.  At June 30, 2007, the Company does not have accrued interest and penalties related to any unrecognized tax benefits.  The years subject to potential audit varies depending on the tax jurisdiction.  Generally, the Company’s statutes are open for tax years ended December 31, 2003 and forward.  The Company’s major taxing jurisdictions include the United States, New York and California.

NOTE 9 CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company provides prescription medications to its customers in the United States. Credit losses relating to customers historically have been minimal and within management’s expectations.

Federal and state third-party reimbursement programs represented approximately 65% of total sales for the six month periods ended June 30, 2007 and 2006.  For the three months ended June 30, 2007 and 2006, federal and state third-party reimbursement programs represented approximately 65% and 63% of total sales, respectively.  At June 30, 2007 and December 31, 2006, the Company had an aggregate outstanding receivable from federal and state agencies of $12,822 and $12,033, respectively.

NOTE 10 MAJOR SUPPLIERS

During the six months ended June 30, 2007 and 2006, the Company purchased approximately $72,085 and $60,074, respectively, from one major drug wholesaler.  During the three months ended June 30, 2007 and 2006, the Company purchased approximately $37,930 and $31,769, respectively, from this drug wholesaler.  Amounts due to this supplier at June 30, 2007 and December 31, 2006 were approximately $13,311 and $12,952, respectively.

In September 2003, the Company signed a five-year agreement with this drug wholesaler that requires certain minimum purchases. If the Company does not meet the minimum purchase commitments as set forth in the agreement, the Company will be charged a prorated amount of 0.20% of the projected volume remaining on the term of the agreement. The agreement provides that the Company’s minimum purchases during the term of the agreement will be no less than $400,000. The Company has purchased approximately $370,795 from this drug wholesaler since the beginning of the term of this agreement and believes it will be able to meet its minimum purchase obligations under this agreement. Pursuant to the terms of this agreement, this drug wholesaler has a security interest in the Company’s assets.

NOTE 11 SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Interest paid on notes and capital leases for the six months ended June 30, 2007 and 2006 was $43 and $27, respectively.

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

We believe that the combination of services we offer to patients, healthcare providers and payors makes us an attractive source of specialty pharmacy and disease management services, contributes to better clinical outcomes and reduces overall healthcare costs.  Our services include the following:

•	Specialized MOMSPak prescription packaging that helps reduce patient error associated with complex combination therapies, which require multiple drugs to be taken at varying doses and schedules;

•	Reimbursement experience that assists patients and healthcare providers with the complex reimbursement processes and that optimizes collection of payment;

•	Arrangement for the timely delivery of medications as directed by our patients or their physicians in a discreet and convenient manner;

•	Specialized pharmacists who consult with patients, physicians, nurses and ASOs to provide education, counseling, treatment coordination, clinical information and compliance monitoring; and

•	Information systems and prescription automation solutions that make the provision of clinical data and the transmission of prescriptions more efficient and accurate.

We have grown our business primarily by acquiring other specialty pharmacies and expanding our existing business.  Since the beginning of 2003, we have acquired seven specialty pharmacies in California and two specialty pharmacies in New York.  We also generate internal growth primarily by increasing the number of patients we serve and filling more prescriptions per patient.  We will continue to evaluate acquisitions and expand our existing business as opportunities arise or circumstances warrant.

Geographic Footprint. We operate our business as a single reporting segment configured to serve key geographic areas.  In 2006, we completed two acquisitions in California and two acquisitions in New York.  As of June 30, 2007, we operated ten distribution centers, strategically located in California (six separate locations), New York (two separate locations), Florida and Washington to serve major metropolitan areas where high concentrations of HIV/AIDS patients reside. In discussing our results of operations, we address changes in the net sales contributed by each of these regional distribution centers because we believe this provides a meaningful indication of the historical performance of our business.  On March 15, 2007, we announced plans to open a new HIV pharmacy in Oakland, CA.

Net Sales.  As of June 30, 2007, approximately 65% of our net sales came from payments directly from government sources such as Medicaid, ADAP, and Medicare (excluding Part D, described below, which is administered through private payor sources). These are all highly regulated government programs subject to frequent changes and cost containment measures. We continually monitor changes in reimbursement for HIV/AIDS medications.

Effective January 1, 2006, Medicaid coverage of prescription drugs for Medicaid beneficiaries who were also eligible for Medicare transitioned to the Medicare program. These beneficiaries, referred to as “dual eligibles,” are enrolled in Medicare Prescription Drug Programs, or PDPs. We have agreements in the geographic regions we serve with most of these PDPs to provide prescription drugs to our dual eligible patients.  Typically, the PDPs provide a lower reimbursement rate than the rates we receive from the Medicaid programs. In June 2007 and 2006, approximately 19.8% and 18.7% of our patients, respectively, received coverage under a PDP.

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

While we believe that we now have a sufficient revenue base to continue to operate profitably given our current level of operating and other expenses, our business remains subject to uncertainties and potential changes that could result in losses. In particular, changes to reimbursement rates, unexpected increases in operating expenses, difficulty integrating acquisitions or declines in the number of patients we serve or the number of prescriptions we fill could adversely affect our future results. For a further discussion regarding these uncertainties and potential changes, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Revenue Recognition.  We are reimbursed for a substantial portion of our net sales by government and private payors. Net sales are recognized upon delivery, which occurs when medications or products are received by our customers, and are recorded net of contractual allowances to patients, government, private payors and others.  Contractual allowances represent estimated differences between billed sales and amounts expected to be realized from third-party payors under contractual agreements. Any patient can initiate the filling of prescriptions by having a doctor call in prescriptions to our pharmacists, faxing our pharmacists a prescription, mailing prescriptions, or electronically submitting prescriptions to one of our facilities. Once we have verified that the prescriptions are valid and have received authorization from a patient’s insurance company or state insurance program, the pharmacist fills the prescriptions and ships the medications to the patient through our outside delivery service, an express courier service or postal mail, or the patient picks up the prescription at the pharmacy. During June 2007, we serviced 15,706 patients.

We receive premium reimbursement under the California HIV/AIDS Pharmacy Pilot Program, which we refer to as the California Pilot Program, and are certified as a specialized HIV pharmacy eligible for premium reimbursement under the New York State Medicaid program. Premium reimbursement for eligible prescriptions dispensed in the current period are recorded as a component of net sales in the period in which the patient receives the medication. We receive regular payments for premium reimbursement, which are paid in conjunction with the regular reimbursement amounts due through the normal payment cycle for the California Pilot Program, and we received the annual payment for fiscal 2005 under the New York program in April 2006.  We expect to receive our annual payment under the New York program by the end of 2007.  For additional information regarding each of these reimbursement programs, please refer to Item 1. Business—Third Party Reimbursement, Cost Containment and Legislation in our Annual Report on Form 10-K for the year ended December 31, 2006.

Allowance for Doubtful Accounts.  Management regularly reviews the collectibility of accounts receivable by tracking collection and write-off activity.  Estimated write-off percentages are then applied to each aging category by payor classification to determine the allowance for estimated uncollectible accounts.  The allowance for estimated uncollectible accounts is adjusted as needed to reflect current collection, write-off and other trends, including changes in assessment of realizable value. While management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter end and that we have made adequate provision for uncollectible accounts based on all available information, no assurance can be given as to the level of future provisions for uncollectible accounts or how they will compare to the levels experienced in the past.  Our ability to successfully collect our accounts receivable depends, in part, on our ability to adequately supervise and train personnel in billing and collections and minimize losses related to system changes.

Long-Lived Asset Impairment.  In assessing the recoverability of our intangible assets, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If we determine that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions: cash flow deficits, a historic or anticipated decline in net sales or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset, and material decreases in the fair value of some or all of the assets. Changes in strategy or market conditions could significantly impact these assumptions, and as a result, we may be required to record impairment charges for these assets. We follow Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144.  In the six months ended June 30, 2007, we recorded a non-cash charge of $599 to our results of operations to reflect the impairment of our intangible asset as a result of the termination of our license for the Labtracker-HIVTM software from Ground Zero Software, Inc., or Ground Zero.

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

If we determine through the impairment review process that goodwill has been impaired, we record an impairment charge in our consolidated statement of income.  Based on our impairment review process, we have not recorded any impairment to goodwill and other intangible assets that have indefinite lives during the six month period ended June 30, 2007.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157.  SFAS No. 157 establishes a common definition for fair value to be applied to general accepted accounting principle guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of implementation of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of implementation of SFAS No. 159 on our consolidated financial statements.

Results of Operations

Six Months Ended June 30, 2007 and 2006

The following table sets forth the net sales and operating data for each of our distribution regions for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007			2006
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months(1)
California (1)	$78,133	318,242	68,638	$63,241	272,613	55,406
New York (2)	39,933	148,878	22,479	27,298	103,138	15,546
Florida	1,128	4,998	779	896	5,133	686
Seattle	2,059	10,778	1,964	1,822	10,142	1,796
Total	$121,253	482,896	93,860	$93,257	391,026	73,434

(1)
California operations for the six months ended June 30, 2006 include $858 of retroactive premium reimbursement for prior periods in 2005 and 2004.   California operations for the six months ended June 30, 2006 include partial period contributions from the acquisitions of H&H Drug Stores, Inc., or H&H, and Whittier Goodrich Pharmacy, Inc., or Whittier.  We acquired H&H on April 6, 2006 and Whittier on May 1, 2006.  In the third quarter of 2006, we identified an error in the reporting system used by Whittier and corrected the previously reported number of patient months of 60,668 in California for the six month period ended June 30, 2006.

(2)
New York operations for the six months ended June 30, 2006 include a partial period contribution from the acquisition of H.S. Maiman Rx, Inc., or Maiman.  Maiman was acquired on March 13, 2006.  New York operations for the six months ended June 30, 2006 does not include a contribution from the acquisition of St. Jude Pharmacy & Surgical Supply Corp., or St. Jude.  We acquired St. Jude on July 14, 2006.

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

Net Sales.  Net sales for the six months ended June 30, 2007 increased to $121.3 million from $93.3 million for the six months ended June 30, 2006, an increase of 30.0%. The increase in net sales for the six months ended June 30, 2007 as compared to the same period in 2006 is primarily attributable to the acquisitions of Maiman, H&H, Whittier and St. Jude and  an increase in volume from the addition of new patients.

For the six month period ended June 30, 2006, we recognized $858 of net sales for retroactive premium reimbursement relating to prior periods in 2005 and 2004 for the California Pilot Program.  The receivable balance at June 30, 2007 relating to premium reimbursement was $932.  For the six month period ending June 30, 2007, we recorded revenue of $1,302 relating to premium reimbursement.

Gross Profit.  Gross profit was $17,309 and $13,961 for the six months ended June 30, 2007 and 2006, respectively, and represents 14.3% and 15.0% of net sales, respectively. Gross profit for the six month period ended June 30, 2006 includes $858 related to the retroactive premium reimbursement (in net sales) from prior periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six month period ended June 30, 2007 increased to $15,092 from $12,554 for the six month period ended June 30, 2006, but declined as a percentage of net sales to 12.5% in 2007 from 13.5% in 2006. The increase in selling, general and administrative expenses was primarily due to increased expenses related to acquisitions. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily due to integrating the acquisitions into our existing facilities, which improved operating efficiencies related to labor and fixed costs.

The increase in selling, general and administrative expenses for the six month period ended June 30, 2007 as compared to the same period in 2006 primarily consisted of the following components:

Components of Selling, General and Administrative Expense	Change ($)
Labor expenses	$1,135
Legal expenses	484
Shipping and postage	288
Accounting expenses	273
Depreciation & amortization expense	156
Bad debt Expense	108

 Included in selling, general and administrative expenses for the six month period ended June 30, 2007 was approximately $476 of legal expenses relating to the litigation with Oris Medical Systems, Inc., or OMS, discussed in Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2006.

Impairment of Long-Lived Assets. As a result of the termination of the LabTracker license agreement with Ground Zero, we recorded a charge of $599 ($1,228 less accumulated amortization of $629) for the six months ended June 30, 2007 to reflect the impairment of a long-lived asset related to the LabTracker license.

Operating Income. Operating income was $1,618 and $1,407 for the six months ended June 30, 2007 and 2006, respectively, and represents 1.4% and 1.5% of net sales, respectively.  Operating income for the six month period ended June 30, 2006 included $858 of retroactive premium reimbursement from prior periods in 2005 and 2004 for the California Pilot Program.  Operating income for the six months ended June 30, 2007 includes an impairment of long-lived assets expense of $599.  The increase in operating income is primarily due to the acquisitions of Maiman, H&H, Whittier and St. Jude.

Interest Income.  Interest income was $342 and $778 for the six months ended June 30, 2007 and 2006, respectively.  The decrease in interest income is attributable to our increased use of cash to finance acquisitions during 2006 rather than investing those cash amounts and to the change in our investment portfolio to non-taxable securities.  We receive interest income primarily from our investment in short-term securities and other cash equivalents.

Provision for Taxes.  We recorded a provision for taxes of $802 and $390 for the six month periods ended June 30, 2007 and 2006, respectively.  The provision for the six month period ended June 30, 2007 relates to federal, state and local income tax as adjusted for certain permanent differences.  The provision for the six month period ended June 30, 2006 relates primarily to state income tax and federal alternative minimum tax that would have been payable, after applying the net operating loss deduction created from prior years’ income tax deductions (related to stock based compensation) and deferred taxes (related to tax-deductible goodwill).  Since the tax amount related to stock based compensation is not payable by the Company, the amount was credited to additional paid in capital.

The increase in the effective tax rate to 40.9% for the six month period ended June 30, 2007 from 17.8.% for the six month period ended June 30, 2006 is due to the fact that, for the quarter ended June 30, 2006, a benefit was recognized upon the utilization of net operating loss carryforwards that were previously unrecognized due to the valuation allowance, thereby reducing the effective tax rate.  Since the valuation allowance was released at December 31, 2006, there is no such benefit recognized in the six month period ended June 30, 2007.

Net Income.  For the six months ended June 30, 2007, we recorded net income of $1,158 as compared to a net income of $1,795 for the comparable period in the prior year. Net income for the period ended June 30, 2006 includes $858 of retroactive premium reimbursement from prior periods in 2005 and 2004.  Net income for the period ended June 30, 2007 includes an impairment of long-lived assets expense of $599.  The decrease in net income is primarily attributable to the impairment of a long-lived asset.

Three Months Ended June 30, 2007 and 2006

The following table sets forth the net sales and operating data for each of our distribution regions for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007			2006
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months (1)
California (1)	$40,504	162,339	34,601	$35,510	155,294	32,307
New York (2)	20,108	74,760	11,271	14,988	57,304	9,213
Florida	590	2,550	386	482	2,649	361
Seattle	1,084	5,601	995	992	5,206	906
Total	$62,286	245,250	47,253	$51,972	220,453	42,787

(1)
California operations for the three months ended June 30, 2006 include a partial period contribution from the acquisition of Whittier.  We acquired Whittier on May 1, 2006.  In the third quarter of 2006, we identified an error in the reporting system used by Whittier and corrected the previously reported number of patient months of 34,938 in California for the three month period ended June 30, 2006.

(2)	New York operations for the three months ended June 30, 2006 does not include a contribution from the acquisition of St. Jude. We acquired St. Jude on July 14, 2006.

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

Net Sales.  Net sales for the three months ended June 30, 2007 increased to $62.3 million from $52.0 million for the three months ended June 30, 2006, an increase of 19.8%. The increase in net sales for the three months ended June 30, 2007 as compared to the same period in 2006 is primarily attributable to the acquisitions of Whittier and St. Jude and an increase in volume from the addition of new patients in California and New York.

The accounts receivable balance at June 30, 2007 relating to premium reimbursement was $932.  For the three month period ending June 30, 2007, we recorded revenue of $644 relating to premium reimbursement.

Gross Profit.  Gross profit was $8,881 and $7,307 for the three months ended June 30, 2007 and 2006, respectively, and represents 14.3% and 14.1% of net sales, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three month period ended June 30, 2007 increased to $7,402 from $6,753 for the three month period ended June 30, 2006, but declined as a percentage of net sales to 11.9% in 2007 from 13.0% in 2006. The increase in selling, general and administrative expenses was primarily due to increased expenses related to acquisitions. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily due to integrating the acquisitions into our existing facilities, which improved operating efficiencies related to labor and other resources as prescription volumes increased.

 The increase in selling, general and administrative expenses for the three month period ended June 30, 2007 as compared to the same period in 2006 primarily consisted of the following components:

Components of Selling, General and Administrative Expense	Change ($)
Labor expenses	$343
Legal expenses	189
Shipping and postage	128

 Included in selling, general and administrative expenses for the three month period ended June 30, 2007 was approximately $306 of legal expenses relating to the OMS litigation discussed in Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2006.

Operating Income. Operating income was $1,479 and $554 for the three months ended June 30, 2007 and 2006, respectively, and represents 2.4% and 1.1% of net sales, respectively.  The increase in operating income is primarily due to the acquisitions of Whittier and St. Jude.

Interest Income.  Interest income was $176 and $367 for the three months ended June 30, 2007 and 2006, respectively.  The decrease in interest income is attributable to our increased use of cash to finance acquisitions during 2006 rather than investing those cash amounts. We receive interest income primarily from our investment in short-term securities and other cash equivalents.

       Provision for Taxes. We recorded a provision for taxes of $682 and $259 for the three month periods ended June 30, 2007 and 2006, respectively.  The provision for the three month period ended June 30, 2007 relates to federal, state and local income tax as adjusted for certain permanent differences.  The provision for the three month period ended June 30, 2006 relates primarily to state income tax and federal alternative minimum tax that would have been payable, after applying the net operating loss deduction that was created from prior years’ income tax deductions related to stock based compensation and deferred taxes related to tax-deductible goodwill.  Since the tax amount related to stock based compensation is not payable by the Company, the amount was credited to additional paid in capital.

The increase in the effective tax rate to 41.2% for the three month period ended June 30, 2007 from 28.1% for the three month period ended June 30, 2006 is due to the fact that for the quarter ended June 30, 2006 a benefit was recognized upon the utilization of net operating loss carryforwards that were previously unrecognized due to the valuation allowance, thereby reducing the effective tax rate.  Since the valuation allowance was released at December 31, 2006 there is no such benefit recognized in the six month period ended June 30, 2007.

Net Income.  For the three months ended June 30, 2007, we recorded net income of $973 as compared to a net income of $662 for the comparable period in the prior year.  The increase in net income is primarily attributable to the acquisitions of Whittier and St. Jude.

Liquidity and Capital Resources

 As of June 30, 2007, we had $17,814 of cash and cash equivalents and $7,302 of short-term investments, as compared to cash and cash equivalents of $17,062 and short-term investments of $6,450 as of December 31, 2006.  The increase in cash and cash equivalents was primarily due to increase in cash provided by operating activities.  Accounts receivable, net of allowance, increased $671 in the six months ended June 30, 2007 from December 31, 2006.  The increase in receivables is primarily due to patient growth and product price increases, which contributed to revenue growth in the six months ended June 30, 2007.

The decrease in accounts payable from $16,339 as of December 31, 2006 to $14,754 as of June 30, 2007 was offset by an increase in accrued expenses from $1,262 as of December 31, 2006 to $4,595 as of June 30, 2007, which was primarily attributable to accrued supplier invoices at quarter end.

On April 21, 2006, we allowed our credit facility agreement with GE HFS Holdings, Inc. f/k/a Heller Healthcare Finance, or GE, to expire. The GE credit facility had provided us with the ability to borrow up to a maximum of $6,000, based on our accounts receivable. As of February 5, 2007, this agreement had been fully terminated and the UCC financing statement removed.

During the second quarter of 2007, we serviced 1,225 total patients that were monitored under the LabTracker software and/or under Oris System, an electronic prescription writing system, both of which are subject to an earn-out formula that gives OMS and Ground Zero the right to receive quarterly payments based on the net number of new HIV patients of physician customers who utilize the LabTracker software or the Oris System.  The number of patients monitored under the LabTracker software and/or under Oris System and covered under the Oris earn-out formula increased by 96 patients from the first quarter of 2007.  Since acquiring the assets of OMS, a total of 629 patients have been subject to the Oris earn-out formula as set forth in our asset purchase agreement with OMS, with $629 earned by OMS and Ground Zero under the agreement.

On April 2, 2007, Ground Zero formally notified us of the termination of the license to use the LabTracker software.  Notwithstanding the termination, additional earn-out payments will continue to be recorded as earned over the succeeding 16 months.  OMS’ and Ground Zero’s rights to the additional payments terminate 40 months after the closing of the acquisition.

Operating Requirements.  Our primary liquidity need is cash to purchase medications to fill prescriptions. Our primary vendor, AmerisourceBergen Drug Corporation, or AmerisourceBergen, requires payment within 31 days of delivery of the medications to us. We are reimbursed by third-party payors, on average, within 30 days after a prescription is filled and a claim is submitted in the appropriate format.

Our operations provided $2,478 of cash over the six month period ended June 30, 2007, while our operations used $1,331 of cash during the same period in 2006. The change in cash provided by operations was favorably impacted by an increase in accounts payable and accrued expenses, partially offset by an increase in inventories and accounts receivable.

 Cash flows used in investing activities were $1,158 and $6,351 for the six month periods ended June 30, 2007 and 2006, respectively.  This included payments of $204 and $27,488 for acquisitions, net investments in short term securities of ($843) and $21,526 and the purchase of property and equipment of $111 and $389 for the six month periods ended June 30, 2007 and 2006, respectively.

Cash flows used in financing activities was $568 for the six months ended June 30, 2007 and cash flows provided by financing activities was $30,479 for the six month period ended June 30, 2006.  This included net proceeds from the secondary offering of $28,852 for the six month period ended June 30, 2006.  Also included were net proceeds of $2,150 from the exercise of employee stock options and warrants for the six month period ended June 30, 2006.  The cash flows were net of the repayment of various obligations (principally debt) of $723 and $738 for the six month periods ended June 30, 2007 and 2006, respectively.

The five-year purchase agreement that we signed with AmerisourceBergen in September 2003 improved our supplier payment terms from an original payment period of 13 days to 31 days. These payment terms improved our liquidity and enabled us to reduce our working capital. Since entering into the agreement with Amerisource Bergen, we have purchased the majority of our medications from AmerisourceBergen.  If we do not meet the $400,000 aggregate minimum purchase commitments under our agreement with AmerisourceBergen by the end of the five-year term, we will be charged 0.2% of the un-purchased volume commitment. We have purchased approximately $370,795 under the agreement with Amerisource Bergen, and we believe we will be able to meet our minimum purchase obligations under this agreement. Pursuant to the terms of this agreement, AmerisourceBergen has a security interest in all of our assets.

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

Contractual Obligations.  At June 30, 2007, our contractual cash obligations and commitments over the next five years were as follows:

(in thousands)	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Capital Lease Obligations (1)	70	46	24	—	—
Operating Leases	1,511	737	651	123	—
Purchase Commitments (2)	29,205	—	29,205	—	—
Total	$30,786	$783	$29,880	$123	$—

(1)	Interest payments on these amounts will be approximately $5 over the next three years.

(2)
If we fail to satisfy the minimum purchase obligation under our purchase agreement with AmerisourceBergen, we would be required to pay an amount equal to 0.2% of the unpurchased commitments at the end of the five-year term of the contract.

Off-Balance Sheet Arrangements.  We do not have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We have limited exposure to financial market risks, including changes in interest rates. At August 3, 2007, we had cash and cash equivalents of approximately $17.6 million and short-term investments of approximately $7.3 million. Cash and cash equivalents consisted of demand deposits, money market accounts and government obligations. Short-term investments consisted of highly liquid investments in auction rate securities.  These investments are classified as available-for-sale and are considered short-term, since they mature within 12 months.  Due to their short maturities, we do not believe these investments are subject to a material interest rate risk  We may sell these investments prior to maturity, and therefore, we may not realize the full value of these investments. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest only in short-term, investment grade, interest-bearing instruments and thus do not expect future interest rate risk to be significant.  We have not hedged against our interest rate risk exposure for our cash or investments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  The information below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Changes in Medicaid reimbursement could adversely affect the payment we receive for drugs we dispense and as a result, negatively impact our financial condition and results of operations.

In January of 2006, the federal government enacted the Deficit Reduction Act of 2005, or the Reduction Act which established average manufacturer price, or AMP, as the benchmark for prescription drug reimbursement in the Medicaid program, eliminating the previously used average wholesale price standard.  The Reduction Act also made changes to the federal upper payment limit for multiple source drugs, such as generics.  Payments to pharmacies for Medicaid-covered outpatient prescription drugs are set by the states.  Federal reimbursement to states for the federal share of those payments is subject to a ceiling called the federal upper limit, or FUL.  Effective January 1, 2007, for multiple source drugs, the FUL became 250% of the AMP.  On July 6, 2007, the Centers for Medicare and Medicaid Services, or CMS, issued final regulations that define AMP by identifying the drug prices used to calculate AMP.  The final regulations are effective October 1, 2007.  While the regulations were issued as final regulations, CMS has indicated that it will continue to seek public comment on two provisions: (1) the policy that eliminates from AMP calculations any drug in a FUL that is priced at less than 40% of the next highest AMP, and (2) the definition of AMP.  While there is no requirement that the states use AMP to set payment amounts, it is generally believed that the adoption of AMP will result in lower Medicaid reimbursement rates for medications we dispense.

We are reviewing the potential impact that the Reduction Act and the final regulations may have on our business and are not yet in a position to fully assess their impact on our business or profitability.  However, the use of AMP in the FUL may have the effect of reducing the reimbursement rates for certain medications that we currently dispense or may dispense in the future.  Further, states may elect to base all Medicaid pharmacy reimbursement on AMP instead of AWP.  If the individual states make this decision, it may have the effect of reducing the reimbursement rates for certain medications that we currently dispense or may dispense in the future.

If we do not continue to receive preferred reimbursement in California and New York, our net sales could decline.

In 2004, California approved a three-year HIV/AIDS Pharmacy Pilot Program, which provides additional reimbursement for HIV/AIDS medications for up to ten qualified pharmacies.  We own two of the ten pharmacies that qualified for this program.  The California Pilot Program is currently set to expire on January 1, 2008.  Pending legislation would extend the HIV pilot program until June 30, 2008, however, the California legislature has not yet passed the bill.

    In New York, reimbursement rates for pharmacy services provided under Medicaid were reduced in September 2004, in July 2006, and again in July 2007.   Under the new reimbursement rate effective July 1, 2007, prescriptions are reimbursed at the AWP less 14% plus a $3.50 dispensing fee for brand name drugs and AWP less 25% plus a $4.50 dispensing fee for generic drugs.  However, approved, specialized HIV pharmacies will continue to be reimbursed at AWP less 12% plus the same dispensing fees.  The legislation authorizing the more favorable reimbursement rate is effective until further legislation changes it.  We have been notified by the Department of Health in New York that we qualify for the specialized HIV pharmacy reimbursement; however, our continuing qualification for specialized HIV pharmacy reimbursement is dependent upon our annual recertification by the Department of Health in New York as an approved specialized HIV pharmacy. We are currently certified through September 2007, but there can be no assurance that we will obtain our recertification in New York in the future.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS

Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1
Certification by the Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14b/13d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 Section 906 of the Sarbanes-Oxley Act of 2002. *

*	- Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2007
ALLION HEALTHCARE, INC.

By:	/s/ Stephen A. Maggio
Stephen A. Maggio
Interim Chief Financial Officer (Principal Financial and Accounting Officer)