Form 10-Q
period 2007-09-30
ALLION HEALTHCARE INC
filed 2007-11-09
CIK 847935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 2, 2007 there were 16,203,666 shares of the Registrant’s common stock, $.001 par value, outstanding.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

Forward-Looking Statements

Some of the statements made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our plans, beliefs and current views with respect to, among other things, future events and our financial performance.  Stockholders are cautioned not to place undue reliance on such statements.  We often identify these forward-looking statements by use of words such as “believe,” “expect,” “continue,” “may,” “will,” “could,” “would,” “potential,” “anticipate” or similar forward-looking words.  Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:

•	The impact of litigation on our financial condition and results of operations and our ability to defend against and prosecute such litigation;

•	The satisfaction of our minimum purchase obligations under our agreement with AmerisourceBergen Drug Corporation;

•	The impact of recent accounting pronouncements on our results of operations or financial position;

•	The timing of our receipt of third-party reimbursement;

•	The types of instruments in which we invest and the extent of interest rate risks we face;

•	Our ability to satisfy our capital requirements needs with our revenues;

•	Our exposure to interest rate risk;

•	The continuation of premium reimbursement in California and New York;

•	The opening of our new HIV pharmacy in Oakland, California;

•	The amount of any potential repayment obligations resulting from the California DHS audit; and

•	Our ability to operate profitably and grow our company, including through acquisition opportunities.

Any forward-looking statements should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006.  The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including, but not limited to:

•	The effect of regulatory changes, including but not limited to the Medicare Prescription Drug Improvement and Modernization Act of 2003;

•	The reduction of reimbursement rates for primary services provided by government and other third-party payors;

•	Changes in reimbursement policies and possible other potential reductions in reimbursements by other state agencies;

•	Our ability to market our customized packaging system and the acceptance of such system by healthcare providers and patients;

•	The results of the California DHS audit;

•	Our ability to manage our growth with a limited management team; and

•	The availability of appropriate acquisition candidates and our ability to successfully complete and integrate acquisitions.

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

Item 1.  FINANCIAL STATEMENTS
ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	At September 30, 2007 (UNAUDITED)	At December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$20,391	$17,062
Short term investments	8,075	6,450
Accounts receivable (net of allowance for doubtful accounts of $135 in 2007 and $425 in 2006)	17,417	18,297
Inventories	7,194	5,037
Prepaid expenses and other current assets	687	634
Deferred tax asset	387	402
Total current assets	54,151	47,882

Property and equipment, net	811	890
Goodwill	41,893	42,067
Intangible assets, net	27,984	30,683
Other assets	83	81

Total assets	$124,922	$121,603

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$15,799	$16,339
Accrued expenses	2,203	1,262
Notes payable-subordinated	—	700
Current portion of capital lease obligations	46	46
Total current liabilities	18,048	18,347

Long Term Liabilities:
Capital lease obligations	12	47
Deferred tax liability	2,052	1,343
Other	48	59
Total liabilities	20,160	19,796

Commitments & Contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value, shares authorized 20,000; issued and outstanding –0- at September 30, 2007 and December 31, 2006	—	—
Common stock, $.001 par value; shares authorized 80,000; issued and outstanding 16,204 at September 30, 2007 and December 31, 2006	16	16
Additional paid-in capital	112,307	111,549
Accumulated deficit	(7,556)	(9,747)
Accumulated other comprehensive loss	(5)	(11)
Total stockholders’ equity	104,762	101,807

Total liabilities and stockholders’ equity	$124,922	$121,603

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands except per share data)	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$61,822	$58,349	$183,075	$151,606
Cost of goods sold	52,830	49,971	156,774	129,268
Gross profit	8,992	8,378	26,301	22,338
Operating expenses:
Selling, general and administrative expenses	7,604	7,086	22,695	19,639
Impairment of long-lived asset	—	—	599	—
Operating income	1,388	1,292	3,007	2,699
Interest income	214	168	556	946
Income from operations before taxes	1,602	1,460	3,563	3,645
Provision for taxes	569	445	1,372	835
Net income	$1,033	$1,015	$2,191	$2,810

Basic earnings per common share	$0.06	$0.06	$0.14	$0.18
Diluted earnings per common share	$0.06	$0.06	$0.13	$0.17

Basic weighted average of common shares outstanding	16,204	16,204	16,204	15,866
Diluted weighted average of common shares outstanding	17,026	17,024	17,002	16,955

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,191	$2,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,702	2,733
Impairment of long-lived asset	599	—
Deferred rent	(11)	30
Provision for doubtful accounts	451	483
Amortization of debt discount on acquisition notes	—	13
Non-cash stock compensation expense	280	211
Deferred income taxes	724	533
Changes in operating assets and liabilities:
Accounts receivable	429	(5,156)
Inventories	(2,157)	(88)
Prepaid expenses and other assets	(55)	(195)
Accounts payable and accrued expenses	487	2,377
Net cash provided by operating activities:	5,640	3,751

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(234)	(506)
Purchases of short term securities	(49,485)	(73,847)
Sales of short term securities	47,867	91,184
Payments for acquisition of North American	—	(17)
Payments for acquisition of Oris Medical’s Assets	(201)	(326)
Payments for acquisition of Priority’s Assets	—	(1,394)
Payments for acquisition of Maiman’s Assets	—	(5,810)
Payments for acquisition of H&H’s Assets	—	(4,737)
Payments for acquisition of Whittier’s Assets	(1)	(15,821)
Payments for acquisition of St. Jude’s Assets	—	(9,382)
Net cash used in investing activities	(2,054)	(20,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from secondary public offering	—	28,852
Proceeds from exercise of employee stock options and warrants	—	2,153
Tax benefit realized from non-cash compensation related to employee stock options	478	303
Repayment of notes payable and capital leases	(735)	(763)
Net cash (used in) provided by financing activities	(257)	30,545

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,329	13,640
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,062	3,845
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,391	$17,485

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

(b) The condensed consolidated financial statements include the accounts of Allion Healthcare, Inc. and its subsidiaries. The condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of income for the three and nine months ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 are unaudited and have been prepared by the Company. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying condensed consolidated balance sheet at December 31, 2006 has been derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2007.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other interim period.

NOTE 2 EARNINGS PER SHARE

The Company presents earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  All per share amounts have been calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive.  Options and warrants to purchase approximately 1,948 and 2,141 shares of common stock were outstanding at September 30, 2007 and 2006, respectively. The diluted shares outstanding for the nine month periods ended September 30, 2007 and 2006 were 17,002 and 16,955, respectively, and resulted in diluted earnings per share of $0.13 and $0.17, respectively.  The diluted shares outstanding for the three month periods ended September 30, 2007 and 2006 were 17,026 and 17,024, respectively, and resulted in diluted earnings per share of $0.06 for the same periods in 2007 and 2006.  For the nine month periods ended September 30, 2007 and 2006, the diluted earnings per share does not include the impact of common stock options and warrants then outstanding of 941 and 150, respectively, and for the three month periods ended September 30, 2007 and 2006, the diluted earnings per share does not include the impact of common stock options and warrants then outstanding of 571 and 1,093, respectively, as the effect of their inclusion would be anti-dilutive.

NOTE 3 CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The carrying amount of cash approximates its fair value.  The short-term securities are generally government obligations and are carried at amortized cost, which approximates fair market value.  The gross unrealized loss at September 30, 2007 was $9 ($5, net of tax) and is recorded as a component of accumulated other comprehensive income.

The gross unrealized loss at December 31, 2006 was $18 ($11, net of tax) and is recorded as a component of accumulated other comprehensive income.  Cash and cash equivalents consisted of the following:

	At September 30, 2007	At December 31, 2006
Cash	$12,499	$6,793
Short-term securities	7,892	10,269
Total	$20,391	$17,062

NOTE 4 SHORT TERM INVESTMENTS

Investments in short-term securities include available-for-sale securities, which are carried at amortized cost. Due to the short term nature of these investments, the amortized cost approximates fair market value. All of these investments mature within 12 months and consist of $8,075 of auction rate securities at September 30, 2007.  At December 31, 2006, the investments consisted of $5,942 in auction rate securities and $508 in government obligations.

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

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Revenue	$59,052	$175,936
Net Income	1,001	3,277
Earnings per common share:
Basic	$0.06	$0.21
Diluted	$0.06	$0.19

On April 2, 2007, Ground Zero Software, Inc. (“Ground Zero”) formally notified the Company of the termination of the Oris Medical Systems, Inc. (“OMS”) license to use LabTracker—HIV™ software. As a result of the termination of the license agreement, the Company has recognized an impairment loss of $599 ($1,228 less accumulated amortization of $629) to its consolidated statement of income for the nine months ended September 30, 2007 to reflect an impairment of its long-lived asset related to the LabTracker license.

The changes in the cost of intangible assets that relate to OMS are as follows:

	Clinic List	License Agreement -Labtracker Exclusive Rights	Computer Software	Non Compete	Total
Beginning Balance as of December 31, 2006	$258	$1,195	$86	$200	$1,739
Earn out payments	256	33			289
Gross Impairment write off*		(1,228)			(1,228)
Ending Balance as of September 30, 2007	$514	$—	$86	$200	$800

*Before accumulated amortization of $629.

NOTE 6 CONTINGENCIES

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

California Premium Reimbursement Audit

The California Department of Health Services (“DHS”) is in the process of auditing the premium reimbursement paid to the Company under the California HIV/AIDS Pharmacy Pilot Program for the period September 1, 2004 to August 2, 2007.  DHS’ preliminary analysis presented to the Company indicated a potential repayment due of $1.1 million for the 35-month period under review.  The Company is in the process of providing relevant information to DHS and conducting its own review of the preliminary indication by DHS and the Company’s reimbursement records related to the DHS audit.

NOTE 7 STOCK-BASED COMPENSATION PLAN

The Company maintains stock option plans that include both incentive and non-qualified options reserved for issuance to employees, officers, directors, agents, consultants and independent contractors of the Company. All options are issued at fair market value at the grant date and vesting terms vary according to the plans. The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender.

 Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite vesting period.  For the three months ended September 30, 2007 and 2006, the company recorded non-cash compensation expense in the amount of $93 and $130, respectively.  For the nine months ended September 30, 2007 and 2006, the Company recorded non-cash compensation expense in the amount of $280 and $211, respectively, relating to stock options, which were recorded as part of selling, general and administrative expenses.

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

As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.  Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income.  At September 30, 2007, the Company does not have accrued interest and penalties related to any unrecognized tax benefits.  The years subject to potential audit varies depending on the tax jurisdiction.  Generally, the Company’s statutes are open for tax years ended December 31, 2003 and forward.  The Company’s major taxing jurisdictions include the United States, New York and California.

NOTE 9 CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company provides prescription medications to its customers in the United States. Credit losses relating to customers historically have been minimal and within management’s expectations.

 Federal and state third-party reimbursement programs represented approximately 65% of total sales for the nine month periods ended September 30, 2007 and 2006.  For the three months ended September 30, 2007 and 2006, federal and state third-party reimbursement programs represented approximately 64% of total sales.  At September 30, 2007 and December 31, 2006, the Company had an aggregate outstanding receivable from federal and state agencies of $11,675 and $12,033, respectively.

NOTE 10 MAJOR SUPPLIERS

During the nine months ended September 30, 2007 and 2006, the Company purchased approximately $104,173 and $94,801, respectively, from one major drug wholesaler.  During the three months ended September 30, 2007 and 2006, the Company purchased approximately $34,937 and $34,727, respectively, from this drug wholesaler.  Amounts due to this supplier at September 30, 2007 and December 31, 2006 were approximately $12,055 and $12,952, respectively.

In September 2003, the Company signed a five-year agreement with this drug wholesaler that requires certain minimum purchases. If the Company does not meet the minimum purchase commitments as set forth in the agreement, the Company will be charged a prorated amount of 0.20% of the projected volume remaining on the term of the agreement. The agreement provides that the Company’s minimum purchases during the term of the agreement will be no less than $400,000. The Company has purchased approximately $402,884 from this drug wholesaler since the beginning of the term of this agreement and believes it has met its minimum purchase obligations under this agreement. Pursuant to the terms of this agreement, this drug wholesaler has a security interest in the Company’s assets.

NOTE 11 SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Interest paid on notes and capital leases for the nine months ended September 30, 2007 and 2006 was $45 and $49, respectively.

NOTE 12 SUBSEQUENT EVENTS

On November 7, 2007, the Company entered into an employment agreement, effective as of July 20, 2007, with each of Stephen A. Maggio, the Company’s Director of Finance and Interim Chief Financial Officer, Robert E. Fleckenstein, R.Ph., the Company’s Vice President, Pharmacy Operations, and Anthony D. Luna, the Company’s Vice President, HIV Sales and Oris Health , Inc. (collectively, the “Employment Agreements,” and each of Messrs. Maggio, Fleckenstein and Luna, the “Executive”). Mr. Maggio’s, Mr. Fleckenstein’s and Mr. Luna’s annual base salaries under their Employment Agreements are $160,000, $180,000 and $200,000, respectively, subject to increases from time to time in the sole discretion of the compensation committee of the Company’s board of directors. In addition, the Employment Agreements provide that the Executive may be awarded performance bonuses on an annual basis, commencing with a bonus that may be awarded for the 2007 calendar year, as determined by the board of directors or compensation committee; provided, that the bonus for any year cannot exceed 40% of the Executive’s base salary for that year. The Executive is also entitled to participate in any employee benefit plans that the Company may from time to time have in effect for all or most of its senior executives.

The Employment Agreements provide for a term of two years. The Employment Agreements may be earlier terminated by the Company with or without Cause (as defined in the Employment Agreements), by the Executive with or without Good Reason (as defined in the Employment Agreements), or upon the Executive’s death or disability as further described in the Employment Agreements. Upon a termination by the Company for Cause, by the Executive without Good Reason or upon the Executive’s death, the Executive is entitled to receive accrued but unpaid salary through the termination date, cash in lieu of any accrued but unused vacation through the termination date and any benefits accrued or payable to the Executive under the Company’s benefit plans (collectively the “Accrued Benefits”). Upon a termination by the Executive for Good Reason or by the Company without Cause, including termination within 12 months following a Change in Control (as defined in the Employment Agreements), the Executive is entitled to receive certain termination benefits in addition to Accrued Benefits, including continuation of his then-current salary for a period of one year following the termination date, accelerated vesting of all options, and COBRA benefits. Upon termination of the Executive for disability, the Executive is entitled to receive continuation of his then-current salary and benefits until the earlier of six months following the onset of the disability or the completion of the term of the Employment Agreement, at which time the Executive would only be entitled to receive the Accrued Benefits. Additionally, the Executive’s options vest upon a Change in Control, regardless of whether he is terminated,

Pursuant to the Employment Agreements, the Executives are subject to confidentiality provisions as well as certain non-compete and non-solicitation obligations during the term of employment with the Company and for a one-year period following termination of employment. Notwithstanding the foregoing, if the Employment Agreement is terminated by the Company without Cause or by the Executive for Good Reason, the Executive will no longer be bound by the non-competition and non-solicitation restrictions.

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

Geographic Footprint. We operate our business as a single reporting segment configured to serve key geographic areas.  In 2006, we completed two acquisitions in California and two acquisitions in New York.  As of September 30, 2007, we operated ten distribution centers, strategically located in California (six separate locations), New York (two separate locations), Florida and Washington to serve major metropolitan areas where high concentrations of HIV/AIDS patients reside. In discussing our results of operations, we address changes in the net sales contributed by each of these regional distribution centers because we believe this provides a meaningful indication of the historical performance of our business.  On March 15, 2007, we announced plans to open a new HIV pharmacy in Oakland, California.  We expect the Oakland pharmacy will be operational in the fourth quarter of fiscal 2007, pending receipt of the pharmacy license.

Net Sales.  As of September 30, 2007, approximately 65% of our net sales came from payments directly from government sources such as Medicaid, ADAP, and Medicare (excluding Part D, described below, which is administered through private payor sources). These are all highly regulated government programs subject to frequent changes and cost containment measures. We continually monitor changes in reimbursement for HIV/AIDS medications.

Effective January 1, 2006, Medicaid coverage of prescription drugs for Medicaid beneficiaries who were also eligible for Medicare transitioned to the Medicare program. These beneficiaries, referred to as “dual eligibles,” are enrolled in Medicare Prescription Drug Programs, or PDPs. We have agreements in the geographic regions we serve with most of these PDPs to provide prescription drugs to our dual eligible patients.  Typically, the PDPs provide a lower reimbursement rate than the rates we receive from the Medicaid programs. In September 2007 and 2006, approximately 20.6% and 19.6% of our patients, respectively, received coverage under a PDP.

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

While we believe that we have a sufficient revenue base to continue to operate profitably given our current level of operating and other expenses, our business remains subject to uncertainties and potential changes that could result in losses. In particular, changes to reimbursement rates, unexpected increases in operating expenses, difficulty integrating acquisitions or declines in the number of patients we serve or the number of prescriptions we fill could adversely affect our future results. For a further discussion regarding these uncertainties and potential changes, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

Operating Expenses.  Our operating expenses are made up of both variable and fixed costs. Variable costs increase as net sales increase. Our principal variable costs are labor and delivery. Fixed costs do not vary directly with changes in net sales. Our principal fixed costs are facilities, equipment and insurance.

Critical Accounting Policies

Management believes that the following accounting policies represent “critical accounting policies,” which the Securities and Exchange Commission, or the SEC, defines as those that are most important to the presentation of a company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often because management must make estimates about uncertain and changing matters. Our critical accounting policies affect the amount of income and expense we record in each period as well as the value of our assets and liabilities and our disclosures regarding contingent assets and liabilities. In applying these critical accounting policies, we make estimates and assumptions to prepare our financial statements that, if made differently, could have a positive or negative effect on our financial results. We believe that our estimates and assumptions are both reasonable and appropriate, in light of applicable accounting rules. However, estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could differ materially from estimates.

We discuss these and other significant accounting policies related to our continuing operations in Note 2 of the notes to our Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2006.

Revenue Recognition.  We are reimbursed for a substantial portion of our net sales by government and private payors. Net sales are recognized upon delivery, which occurs when medications or products are received by our customers, and are recorded net of contractual allowances to patients, government, private payors and others.  Contractual allowances represent estimated differences between billed sales and amounts expected to be realized from third-party payors under contractual agreements. Any patient can initiate the filling of prescriptions by having a doctor call in prescriptions to our pharmacists, faxing our pharmacists a prescription, mailing prescriptions, or electronically submitting prescriptions to one of our facilities. Once we have verified that the prescriptions are valid and have received authorization from a patient’s insurance company or state insurance program, the pharmacist fills the prescriptions and ships the medications to the patient through our outside delivery service, an express courier service or postal mail, or the patient picks up the prescription at the pharmacy. During September 2007, we serviced 15,163 patients.

We receive premium reimbursement under the California HIV/AIDS Pharmacy Pilot Program, which we refer to as the California Pilot Program, and are certified as a specialized HIV pharmacy eligible for premium reimbursement under the New York State Medicaid program. Premium reimbursement for eligible prescriptions dispensed in the current period are recorded as a component of net sales in the period in which the patient receives the medication. We receive regular payments for premium reimbursement, which are paid in conjunction with the regular reimbursement amounts due through the normal payment cycle for the California Pilot Program, and we received the annual payment for fiscal 2006 under the New York program in October 2007.  For additional information regarding each of these reimbursement programs, please refer to Item 1. Business—Third Party Reimbursement, Cost Containment and Legislation in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Long-Lived Asset Impairment.  In assessing the recoverability of our intangible assets, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If we determine that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions: cash flow deficits, a historic or anticipated decline in net sales or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset, and material decreases in the fair value of some or all of the assets. Changes in strategy or market conditions could significantly impact these assumptions, and as a result, we may be required to record impairment charges for these assets. We follow Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144.  In the nine months ended September 30, 2007, we recorded a non-cash charge of $599 to our results of operations to reflect the impairment of our intangible asset as a result of the termination of our license for the Labtracker-HIVTM software from Ground Zero Software, Inc., or Ground Zero.

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

    If we determine through the impairment review process that goodwill has been impaired, we record an impairment charge in our consolidated statement of income.  Based on our impairment review process, we have not recorded any impairment to goodwill and other intangible assets that have indefinite lives during the nine month period ended September 30, 2007.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157.  SFAS No. 157 establishes a common definition for fair value to be applied to generally accepted accounting principle guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of implementation of SFAS No. 157 on our consolidated financial statements.

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

Results of Operations

Nine months Ended September 30, 2007 and 2006

The following table sets forth the net sales and operating data for each of our distribution regions for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007			2006
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months(1)
California (1)	$118,735	482,577	103,216	$101,185	434,204	91,522
New York (2)	59,526	222,325	33,581	46,141	174,771	26,486
Florida	1,677	7,404	1,128	1,470	7,994	1,095
Seattle	3,137	16,140	2,919	2,810	15,218	2,706
Total	$183,075	728,446	140,844	$151,606	632,187	121,809

(1)
California operations for the nine months ended September 30, 2006 include $858 of retroactive premium reimbursement for prior periods in 2005 and 2004.   California operations for the nine months ended September 30, 2006 include partial period contributions from the acquisitions of H&H Drug Stores, Inc., or H&H, and Whittier Goodrich Pharmacy, Inc., or Whittier.  We acquired H&H on April 6, 2006 and Whittier on May 1, 2006.  In the second quarter of 2007, we identified an error in the reporting of Gardena prescriptions and corrected the previously reported number of prescriptions of 434,760 in California for the nine month period ended September 30, 2006.

(2)
New York operations for the nine months ended September 30, 2006 include $59 of retroactive premium reimbursement for prior periods in 2005.  New York operations for the nine months ended September 30, 2006 include partial period contributions from the acquisitions of H.S. Maiman Rx, Inc., or Maiman, and St. Jude Pharmacy & Surgical Supply Corp., or St. Jude.  We acquired Maiman on March 13, 2006 and St. Jude on July 14, 2006.

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

Net Sales.  Net sales for the nine months ended September 30, 2007 increased to $183.1 million from $151.6 million for the nine months ended September 30, 2006, an increase of 20.8%. The increase in net sales for the nine months ended September 30, 2007 as compared to the same period in 2006 is primarily attributable to the acquisitions of Maiman, H&H, Whittier and St. Jude and an increase in volume from the addition of new patients.

For the nine month period ended September 30, 2006, we recognized $917 of net sales for retroactive premium reimbursement relating to prior periods in 2005 and 2004.  For the nine month period ending September 30, 2007, we recorded revenue of $1,675 relating to the New York and California premium reimbursement programs.  The accounts receivable balance at September 30, 2007 relating to premium reimbursement was $913.

Gross Profit.  Gross profit was $26,301 and $22,338 for the nine months ended September 30, 2007 and 2006, respectively, and represents 14.4% and 14.7% of net sales, respectively. Gross profit for the nine month period ended September 30, 2006 includes $917 related to the retroactive premium reimbursement (in net sales) from prior periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine month period ended September 30, 2007 increased to $22,695 from $19,639 for the nine month period ended September 30, 2006, but declined as a percentage of net sales to 12.4% in 2007 from 13.0% in 2006. The increase in selling, general and administrative expenses was primarily due to increased expenses related to acquisitions. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to integrating the acquisitions into our existing facilities, which improved operating efficiencies related to labor and fixed costs.

The increase in selling, general and administrative expenses for the nine month period ended September 30, 2007 as compared to the same period in 2006 primarily consisted of the following components:

Components of Selling, General and Administrative Expense	Change ($)
Labor expenses	$1,284
Legal expenses	1,005
Shipping and postage	391
Accounting expenses	301
Telephone expenses	71

 Included in selling, general and administrative expenses for the nine month period ended September 30, 2007 was approximately $1,119 of legal expenses relating to the litigation with Oris Medical Systems, Inc., or OMS, discussed in Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2006.

Impairment of Long-Lived Assets. As a result of the termination of the LabTracker license agreement with Ground Zero, we recorded a charge of $599 ($1,228 less accumulated amortization of $629) for the nine months ended September 30, 2007 to reflect the impairment of a long-lived asset related to the LabTracker license.

Operating Income. Operating income was $3,007 and $2,699 for the nine months ended September 30, 2007 and 2006, respectively, and represents 1.6% and 1.8% of net sales, respectively.  Operating income for the nine month period ended September 30, 2006 includes $917 of retroactive premium reimbursement from prior periods in 2005 and 2004.  Operating income for the nine months ended September 30, 2007 includes an impairment of long-lived assets expense of $599.  The increase in operating income is primarily due to the acquisitions of Maiman, H&H, Whittier and St. Jude and an increase in the volume of new patients.

Interest Income.  Interest income was $556 and $946 for the nine months ended September 30, 2007 and 2006, respectively.  The decrease in interest income is attributable to our increased use of cash to finance acquisitions during 2006, rather than investing those cash amounts and to the change in our investment portfolio to non-taxable securities.  We receive interest income primarily from our investment in short-term securities and other cash equivalents.

Provision for Taxes.  We recorded a provision for taxes of $1,372 and $835 for the nine month periods ended September 30, 2007 and 2006, respectively.  The provision for the nine month period ended September 30, 2007 relates to federal, state and local income tax as adjusted for certain permanent differences.  The provision for the nine month period ended September 30, 2006 relates primarily to state income tax and federal alternative minimum tax that would have been payable, after applying the net operating loss deduction created from prior years’ income tax deductions (related to stock based compensation) and deferred taxes (related to tax-deductible goodwill).  Since the tax amount related to stock based compensation is not payable by the Company, the amount was credited to additional paid in capital.

The increase in the effective tax rate to 38.5% for the nine month period ended September 30, 2007 from 22.9% for the nine month period ended September 30, 2006 is due to the fact that, for the nine months ended September 30, 2006, a benefit was recognized upon the utilization of net operating loss carryforwards that were previously unrecognized due to the valuation allowance, thereby reducing the effective tax rate.  Since the valuation allowance was released at December 31, 2006, there is no such benefit recognized in the nine month period ended September 30, 2007.

Net Income.  For the nine months ended September 30, 2007, we recorded net income of $2,191 as compared to a net income of $2,810 for the comparable period in the prior year. Net income for the period ended September 30, 2006 includes $917 of retroactive premium reimbursement from prior periods in 2005 and 2004.  Net income for the period ended

September 30, 2007 includes an impairment of long-lived assets expense of $599.  The decrease in net income is primarily attributable to the impairment of a long-lived asset.

Three Months Ended September 30, 2007 and 2006
The following table sets forth the net sales and operating data for each of our distribution regions for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007			2006
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months (1)
California (1)	$40,601	164,335	34,578	$37,944	161,963	33,485
New York (2)	19,593	73,447	11,102	18,843	71,633	10,940
Florida	549	2,406	349	574	2,861	409
Seattle	1,079	5,362	955	988	5,076	910
Total	$61,822	245,550	46,984	$58,349	241,533	45,744

(1)
In the second quarter of 2007, we identified an error in the reporting of Gardena prescriptions and corrected the previously reported number of prescriptions of 162,147 in California for the three month period ended September 30, 2006.

(2)
New York operations for the three months ended September 30, 2006 include $71 of retroactive premium reimbursement relating to prior periods in 2006 and 2005.  New York operations for the three months ended September 30, 2006 include partial period contributions from the acquisition of St. Jude.  We acquired St. Jude on July 14, 2006.

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

Net Sales.  Net sales for the three months ended September 30, 2007 increased to $61.8 million from $58.3 million for the three months ended September 30, 2006, an increase of 6.0%. The increase in net sales for the three months ended September 30, 2007 as compared to the same period in 2006 is primarily attributable to the addition of new patients in California and New York.

For the three month period ended September 30, 2006, we recognized $71 of net sales for retroactive premium reimbursement relating to prior periods in 2006 and 2005 for New York.  For the three month period ending September 30, 2007, we recorded revenue of $374 relating to the New York and California premium reimbursement programs.  The accounts receivable balance at September 30, 2007 relating to premium reimbursement was $913.

Gross Profit.  Gross profit was $8,992 and $8,378 for the three months ended September 30, 2007 and 2006, respectively, and represents 14.5% and 14.4% of net sales, respectively.  Gross profit for the three month period ended September 30, 2006 includes $71 related to the retroactive premium reimbursement (in net sales) from prior periods in 2006 and 2005.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three month period ended September 30, 2007 increased to $7,604 from $7,086 for the three month period ended September 30, 2006, a percentage of net sales of 12.3% and 12.1% in the three month period ended September 30, 2007 and 2006, respectively.  The increase in selling, general and administrative expenses was primarily due to increased legal expenses related to the OMS litigation.

 The increase in selling, general and administrative expenses for the three month period ended September 30, 2007 as compared to the same period in 2006 primarily consisted of the following components:

Components of Selling, General and Administrative Expense	Change ($)
Legal expenses	$522
Labor expenses	149
Shipping and postage	104

 Included in selling, general and administrative expenses for the three month period ended September 30, 2007 was approximately $644 of legal expenses relating to the OMS litigation discussed in Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2006.

Operating Income. Operating income was $1,388 and $1,292 for the three months ended September 30, 2007 and 2006, respectively, and represents 2.2% of net sales, for the three month periods ended September 30, 2007 and 2006.  Operating income for the three month period ended September 30, 2006 includes $71 of retroactive premium reimbursement from prior periods in 2006 and 2005. The increase in operating income is primarily due to the addition of new patients in California and New York.

Interest Income.  Interest income was $214 and $168 for the three months ended September 30, 2007 and 2006, respectively.  The increase in interest income is attributable to an increase in cash and short-term investments provided from operating activities as well as higher interest rates.

Provision for Taxes. We recorded a provision for taxes of $569 and $445 for the three month periods ended September 30, 2007 and 2006, respectively.  The provision for the three month period ended September 30, 2007 relates to federal, state and local income tax as adjusted for certain permanent differences.  The provision for the three month period ended September 30, 2006 relates primarily to state income tax and federal alternative minimum tax that would have been payable, after applying the net operating loss deduction that was created from prior years’ income tax deductions related to stock based compensation and deferred taxes related to tax-deductible goodwill.  Since the tax amount related to stock based compensation is not payable by the Company, the amount was credited to additional paid in capital.

The increase in the effective tax rate to 35.5% for the three month period ended September 30, 2007 from 30.5% for the three month period ended September 30, 2006 is due to the fact that for the quarter ended September 30, 2006 a benefit was recognized upon the utilization of net operating loss carryforwards that were previously unrecognized due to the valuation allowance, thereby reducing the effective tax rate.  Since the valuation allowance was released at December 31, 2006, there is no such benefit recognized in the quarter ended September 30, 2007.

Net Income.  For the three months ended September 30, 2007, we recorded net income of $1,033 as compared to a net income of $1,015 for the comparable period in the prior year.  Net income for the three month period ended September 30, 2006 includes $71 of retroactive premium reimbursement from prior periods in 2006 and 2005.  The increase in net income is primarily attributable to the addition of new patients in California and New York.

Liquidity and Capital Resources

 As of September 30, 2007, we had $20,391 of cash and cash equivalents and $8,075 of short-term investments, as compared to cash and cash equivalents of $17,062 and short-term investments of $6,450 as of December 31, 2006.  The increase in cash and cash equivalents was primarily due to increase in cash provided by operating activities.  Accounts receivable, net of allowance, decreased $880 in the nine months ended September 30, 2007 from December 31, 2006.  The decrease in receivables is primarily due to increased collection efforts.  Inventory increased $2,157 in the nine months ended September 30, 2007 from December 31, 2006 due to an increase in purchasing to take advantage of product discounts.

The increase in accounts payable and accrued expenses from $17,601 as of December 31, 2006 to $18,002 as of September 30, 2007 was due principally to increased legal expenses associated with the OMS litigation.

On April 21, 2006, we allowed our credit facility agreement with GE HFS Holdings, Inc. f/k/a Heller Healthcare Finance, or GE, to expire. The GE credit facility had provided us with the ability to borrow up to a maximum of $6,000, based on our accounts receivable. As of February 5, 2007, this agreement had been fully terminated and the UCC financing statement removed.

During the third quarter of 2007, we serviced 1,216 total patients that were monitored under the LabTracker software and/or under Oris System, an electronic prescription writing system, both of which are subject to an earn-out formula that gives OMS and Ground Zero the right to receive quarterly payments based on the net number of new HIV patients of physician customers who utilize the LabTracker software or the Oris System.  The number of patients monitored under the LabTracker software and/or under Oris System and covered under the Oris earn-out formula increased by 9 patients from the second quarter of 2007.  Since acquiring the assets of OMS, a total of 638 patients have been subject to the Oris earn-out formula as set forth in our asset purchase agreement with OMS, with $638 earned by OMS and Ground Zero under the agreement.

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

Our operations provided $5,640 and $3,751 of cash over the nine month period ended September 30, 2007 and 2006, respectively.

Cash flows used in investing activities were $2,054 and $20,656 for the nine month periods ended September 30, 2007 and 2006, respectively.  This included payments of $202 and $37,487 for acquisitions, net investments in short term securities of $1,618 and ($17,337) and the purchase of property and equipment of $234 and $506 for the nine month periods ended September 30, 2007 and 2006, respectively.

Cash flows used in financing activities was $257 for the nine months ended September 30, 2007, and cash flows provided by financing activities was $30,545 for the nine month period ended September 30, 2006.  This included net proceeds from the secondary offering of $28,852 for the nine month period ended September 30, 2006.  Also included were net proceeds of $2,153 from the exercise of employee stock options and warrants for the nine month period ended September 30, 2006 and the tax benefit realized from non-cash compensation related to employee stock options of $478 and $303 for the nine months ended September 30, 2007 and 2006, respectively.  The cash flows were net of the repayment of various obligations (principally debt) of $735 and $763 for the nine month periods ended September 30, 2007 and 2006, respectively.

The five-year purchase agreement that we signed with AmerisourceBergen in September 2003 improved our supplier payment terms from an original payment period of 13 days to 31 days. These payment terms improved our liquidity and enabled us to reduce our working capital. Since entering into the agreement with Amerisource Bergen, we have purchased the majority of our medications from AmerisourceBergen.  If we do not meet the $400,000 aggregate minimum purchase commitments under our agreement with AmerisourceBergen by the end of the five-year term, we will be charged 0.2% of the un-purchased volume commitment. We have purchased approximately $402,884 under the agreement with Amerisource Bergen, and believe we have met our minimum purchase obligations under this agreement. Pursuant to the terms of this agreement, AmerisourceBergen has a security interest in all of our assets.

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

Contractual Obligations.  At September 30, 2007, our contractual cash obligations and commitments over the next five years were as follows:

(in thousands)	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Capital Lease Obligations (1)	$58	$46	$12	$—	$—
Operating Leases	1,315	671	562	82	—
Purchase Commitments (2)	—	—	—	—	—
Total	$1,373	$717	$574	$82	$—

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

Interest Rate Sensitivity

We have limited exposure to financial market risks, including changes in interest rates. At November 2, 2007, we had cash and cash equivalents of approximately $21.9 million and short-term investments of approximately $8.1 million. Cash and cash equivalents consisted of demand deposits, money market accounts and government obligations. Short-term investments consisted of highly liquid investments in auction rate securities.  These investments are classified as available-for-sale and are considered short-term, because they mature within 12 months.  Due to their short maturities, we do not believe these investments are subject to a material interest rate risk. We may sell these investments prior to maturity, and therefore, we may not realize the full value of these investments. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest only in short-term, investment grade, interest-bearing instruments and thus do not expect future interest rate risk to be significant.  We have not hedged against our interest rate risk exposure for our cash or investments.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  The information below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

We are currently subject to an audit by the California Department of Health Services, or DHS, with respect to certain premium reimbursements received by us under the California HIV/AIDS Pharmacy Pilot Program. If DHS requires us to repay such reimbursements, it could negatively impact our financial condition and results of operations.

DHS is in the process of auditing the premium reimbursements we received under the California HIV/AIDS Pharmacy Pilot Program for the period from September 1, 2004 to August 2, 2007. DHS has preliminarily indicated to us that the potential repayment due may be $1.1 million for the 35-month period under review. Although we are in the process of providing the relevant information to DHS and conducting our own review of DHS’ preliminary indication and our reimbursement records related to this inquiry, we can offer no assurance that we will not have to repay these potential premium reimbursements or that the repayment obligation will remain at or below $1.1 million. If we are required to make premium reimbursement repayments, our financial condition and results of operations could be negatively impacted.

Changes in Medicaid reimbursement could adversely affect the payment we receive for drugs we dispense and as a result, negatively impact our financial condition and results of operations.

In January of 2006, the federal government enacted the Deficit Reduction Act of 2005, or the Reduction Act, which established average manufacturer price, or AMP, as the benchmark for prescription drug reimbursement in the Medicaid program, eliminating the previously used average wholesale price, or AWP, standard.  The Reduction Act also made changes to the federal upper payment limit for multiple source drugs, such as generics.  Payments to pharmacies for Medicaid-covered outpatient prescription drugs are set by the states.  Federal reimbursement to states for the federal share of those payments is subject to a ceiling called the federal upper limit, or FUL.  Effective January 1, 2007, for multiple source drugs, the FUL became 250% of the AMP.  On July 6, 2007, the Centers for Medicare and Medicaid Services, or CMS, issued final regulations that define AMP by identifying the drug prices used to calculate AMP.  The final regulations are effective October 1, 2007.  While the regulations were issued as final regulations, CMS has indicated that it will continue to seek public comment on two provisions: (1) the policy that eliminates from AMP calculations any drug in a FUL that is priced at less than 40% of the next highest AMP, and (2) the definition of AMP.  While there is no requirement that the states use AMP to set payment amounts, it is generally believed that the adoption of AMP will result in lower Medicaid reimbursement rates for medications we dispense.

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

In 2004, California approved a three-year HIV/AIDS Pharmacy Pilot Program, which provides additional reimbursement for HIV/AIDS medications for up to ten qualified pharmacies.  We own two of the ten pharmacies that qualified for this program.  The California Pilot Program was recently extended as part of California's 2007 budget process and is currently set to expire on June 30, 2008.

In New York, reimbursement rates for pharmacy services provided under Medicaid were reduced in September 2004, in July 2006, and again in July 2007.   Under the new reimbursement rate effective July 1, 2007, prescriptions are reimbursed at the AWP less 14% plus a $3.50 dispensing fee for brand name drugs and AWP less 25% plus a $4.50 dispensing fee for generic drugs.  However, approved specialized HIV pharmacies will continue to be reimbursed at AWP less 12% plus the same dispensing fees.  The legislation authorizing the more favorable reimbursement rate is effective until further legislation changes it.  We have been notified by the Department of Health in New York that we qualify for the specialized HIV pharmacy reimbursement; however, our continuing qualification for specialized HIV pharmacy reimbursement is dependent upon our annual recertification by the Department of Health in New York as an approved specialized HIV pharmacy. We were certified through September 2007, and we believe we will continue to be certified for specialized HIV pharmacy reimbursement, but there can be no assurance that we will obtain our recertification in New York in the future.

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

On November 7, 2007, we entered into an employment agreement, effective as of July 20, 2007, with each of Stephen A. Maggio, our Director of Finance and Interim Chief Financial Officer, Robert E. Fleckenstein, R.Ph., our Vice President, Pharmacy Operations, and Anthony D. Luna, our Vice President, HIV Sales and Oris Health, Inc., which we refer to collectively as the Employment Agreements, and to each of Messrs. Maggio, Fleckenstein and Luna as the Executive. Mr. Maggio’s, Mr. Fleckenstein’s and Mr. Luna’s annual base salaries under their Employment Agreements are $160,000, $180,000 and $200,000, respectively, subject to increases from time to time in the sole discretion of the compensation committee of our board of directors. In addition, the Employment Agreements provide that the Executive may be awarded performance bonuses on an annual basis, commencing with a bonus that may be awarded for the 2007 calendar year, as determined by our board of directors or compensation committee; provided, that the bonus for any year cannot exceed 40% of the Executive’s base salary for that year. The Executive is also entitled to participate in any employee benefit plans that we may from time to time have in effect for all or most of our senior executives.

The Employment Agreements provide for a term of two years. The Employment Agreements may be earlier terminated by us with or without Cause (as defined in the Employment Agreements), by the Executive with or without Good Reason (as defined in the Employment Agreements), or upon the Executive’s death or disability as further described in the Employment Agreements. Upon a termination by us for Cause, by the Executive without Good Reason or upon the Executive’s death, the Executive is entitled to receive accrued but unpaid salary through the termination date, cash in lieu of any accrued but unused vacation through the termination date and any benefits accrued or payable to the Executive under our benefit plans, which we refer to collectively as the Accrued Benefits. Upon a termination by the Executive for Good Reason or by us without Cause, including termination within 12 months following a Change in Control (as defined in the Employment Agreements), the Executive is entitled to receive certain termination benefits in addition to Accrued Benefits, including continuation of his then-current salary for a period of one year following the termination date, accelerated vesting of all options, and COBRA benefits. Upon termination of the Executive for disability, the Executive is entitled to receive continuation of his then-current salary and benefits until the earlier of six months following the onset of the disability or the completion of the term of the Employment Agreement, at which time the Executive would only be entitled to receive the Accrued Benefits. Additionally, the Executive’s options vest upon a Change in Control, regardless of whether he is terminated.

Pursuant to the Employment Agreements, the Executives are subject to confidentiality provisions as well as certain non-compete and non-solicitation obligations during the term of employment and for a one-year period following termination of employment. Notwithstanding the foregoing, if the Employment Agreement is terminated by us without Cause or by the Executive for Good Reason, the Executive will no longer be bound by the non-competition and non-solicitation restrictions.

Item 6.	EXHIBITS

Exhibits
10.1	Employment Agreement, dated November 7, 2007, by and between Allion Healthcare, Inc. and Stephen A. Maggio.*

10.2	Employment Agreement, dated November 7, 2007, by and between Allion Healthcare, Inc. and Robert E. Fleckenstein, R.Ph.*

10.3	Employment Agreement, dated November 7, 2007, by and between Allion Healthcare, Inc. and Anthony D. Luna.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *

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

Date: November 9, 2007
ALLION HEALTHCARE, INC.

By:	/S/ Stephen A. Maggio
Stephen A. Maggio
Interim Chief Financial Officer (Principal Financial and Accounting Officer)