Form 10-K
period 2007-12-31
ALLION HEALTHCARE INC
filed 2008-03-17
CIK 847935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-17821

ALLION HEALTHCARE, INC.
(Name of registrant as specified in its charter)

Delaware	11-2962027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1660 Walt Whitman Road, Suite 105, Melville, New York 11747
(Address of principal executive offices)

Registrant’s telephone number: (631) 547-6520

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐    Accelerated filer    ☒    Non-accelerated filer    ☐    Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the registrant’s common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $95,601,629.

The number of shares of the registrant’s common stock outstanding as of March 13, 2008 was 16,203,666.

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

Some of the statements made under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which reflect our plans, beliefs and current views with respect to, among other things, future events and our financial performance. You are cautioned not to place undue reliance on such statements.  We often identify these forward-looking statements by use of words such as “believe,” “expect,” “continue,” “may,” “will,” “could,” “would,” “potential,” “anticipate” or similar forward-looking words.

Specifically, this Annual Report on Form 10-K contains, among others, forward-looking statements regarding:

•	The impact of litigation on our financial condition and results of operations and our ability to defend against and prosecute such litigation;

•	The impact of recent accounting pronouncements on our results of operations or financial position;

•	The timing of our receipt of third-party reimbursement;

•	The types of instruments in which we invest and the extent of interest rate risks we face;

•	Our ability to satisfy our capital requirements needs with our revenues;

•	The continuation of premium reimbursement in California and New York;

•	Our ability to sell our auction-rate securities; and

•	Our ability to operate profitably and grow our company, including through acquisition opportunities and satellite locations.

These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including, without limitation:

•	The effect of regulatory changes, including the Medicare Prescription Drug Improvement and Modernization Act of 2003;

•	The reduction of reimbursement rates by government and other third-party payors;

•	Changes in reimbursement policies and other potential reductions in reimbursements by other state agencies, including our certification for premium reimbursement in New York;

•	Our ability to market our customized packaging system and the acceptance of such system by healthcare providers and patients;

•	Our ability to manage our growth with a limited management team; and

•	The availability of appropriate acquisition candidates and our ability to successfully complete and integrate acquisitions;

as well as other risks and uncertainties discussed in Part I. Item 1A. Risk Factors of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K.  Moreover, we operate in a continually changing business environment, and new risks and uncertainties emerge from time to time.  Management cannot predict these new risks or uncertainties, nor can it assess the impact, if any, that any such risks or uncertainties may have on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those projected in any forward-looking statement.  Accordingly, the risks and uncertainties to which we are subject can be expected to change over time, and we undertake no obligation to update publicly or review the risks or uncertainties or any of the forward-looking statements made in this Annual Report on Form 10-K, whether as a result of new information, future developments or otherwise.

PART I

Item 1.  Business.

Overview

We are a national provider of specialty pharmacy and disease management services focused on HIV/AIDS patients.  We sell HIV/AIDS medications, ancillary drugs and nutritional supplies under our trade name MOMS Pharmacy.  As of December 31, 2007, we owned and operated 11 specialty pharmacies in four states, and in December 2007 we serviced 15,610 patients.  We work closely with physicians, nurses, clinics, AIDS Services Organizations, or ASOs, and government and private payors to improve clinical outcomes and reduce treatment costs for our patients.  Most of our patients rely on Medicaid and other state-administered programs, such as the AIDS Drug Assistance Program, or ADAP, to pay for their HIV/AIDS medications.  Billing requirements for these programs are complex.  We are one of a limited number of providers that has qualified for certain HIV/AIDS premium reimbursement programs under legislation enacted in California and New York.

We operate our business as a single segment configured to serve key geographic areas most efficiently. All of our revenues are attributed to sales of our products in the United States. Our revenues were $246.7 million, $209.5 million, and $123.1 million for the fiscal years ended December 31, 2007, 2006 and 2005, respectively. Our net income was $3.3 million and $3.2 million for the years ended December 31, 2007 and 2006, respectively, and we recorded a net loss of $1.0 million for the fiscal year ended December 31, 2005. Our total assets were $126.6 million, $121.6 million and $86.3 million at December 31, 2007, 2006 and 2005, respectively. We believe that the combination of services we offer to patients, healthcare providers and payors makes us an attractive source of specialty pharmacy and disease management services, contributes to better clinical outcomes and reduces overall healthcare costs.  Our services include the following:

•	Specialized MOMSPak prescription packaging that helps reduce patient error associated with complex multi-drug regimens, which require multiple drugs to be taken at varying doses and schedules;

•	Reimbursement experience which assists patients and healthcare providers with complex reimbursement processes and optimizes collection of payment;

•	Arrangement for the timely delivery of medications in a discreet and convenient manner as directed by our patients or their physicians;

•	Specialized pharmacists who consult with patients, physicians, nurses and ASOs to provide education, counseling, treatment coordination, clinical information and compliance monitoring; and

•	Information systems and prescription automation solutions that make the provision of clinical data and the transmission of prescriptions more efficient and accurate.

According to the World Health Organization, or the WHO, and the Joint United Nations Programme on HIV/AIDS, or UNAIDS, as many as two million individuals living in the United States as of the end of 2005 were infected with HIV/AIDS.  Of this number, between 400,000 and 500,000 were receiving HIV/AIDS medications, according to the Cleveland Journal of Medicine.  Our distribution centers are located in or near metropolitan areas in those states – New York, California, Florida, New Jersey and Washington – where a majority of HIV/AIDS patients live in the United States, according to the Centers for Disease Control and Prevention, or the CDC.

We have grown our business primarily by acquiring other specialty pharmacies and expanding our existing business.  We have generated our internal growth primarily by increasing the number of patients we serve and filling more prescriptions per patient.  In addition, our business has grown as the price of HIV/AIDS medications has increased.  Since 2003, we have acquired seven specialty pharmacies in California and two specialty pharmacies in New York.  We will continue to evaluate acquisition opportunities as they arise, especially other specialty pharmacies that have established relationships with HIV/AIDS patients, clinics and hospitals.  On December 10, 2007, we opened a satellite pharmacy in Oakland, California.  We will continue to consider acquisitions and satellite locations in both our existing markets and in markets where we do not currently have operations.

Recent Events

On March 13, 2008, we signed a definitive merger agreement to acquire 100% of the stock of Biomed America, Inc., or Biomed, for aggregate consideration of approximately $117.8 million.  Biomed is a leading provider of specialized biopharmaceutical medications and services to chronically ill patients.  Under the definitive merger agreement, we will pay  Biomed stockholders an aggregate of $48.0 million in cash and issue a total of 9.35 million shares of common and preferred stock valued at approximately $51.4 million.  We will also assume up to $18.4 million of Biomed’s debt.  In addition, we may make an earn-out payment in 2009 if Biomed achieves certain financial performance benchmarks during the first 12 months after closing.  We expect to pay the purchase price with funds from a new senior credit facility, available cash and newly issued common stock and preferred stock.  The closing will be subject to government approval and is expected to close within 60 days.

HIV/AIDS

Human Immunodeficiency Virus, commonly known as HIV, is the virus that causes Acquired Immune Deficiency Syndrome, commonly known as AIDS.  The demographic profile of HIV/AIDS patients has shifted since the disease was first diagnosed in 1981.  Most HIV/AIDS patients now live in the inner-city of major metropolitan areas and are dependent on government programs to pay for the medications used to treat HIV/AIDS.  From 1981 to 2005, approximately 40,000 people per year were diagnosed with AIDS in the United States, according to the CDC.  A UNAIDS/WHO report estimates that 46,000 additional people became infected with HIV in North America in 2007.

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

In the United States, HIV/AIDS-associated morbidity and mortality rates have declined significantly due to combination therapies, which combine multiple HIV drugs into a single medication.  Before combination therapies, 48% of adults infected with HIV that were diagnosed with AIDS within 10 years of infection died after 10 years of infection, according to the U.S. Department of Health and Human Services.  After increasing every year between 1987 and 1994 at an average annual rate of 16%, AIDS mortality in the United States leveled off in 1995 and has since decreased, according to the CDC.  In 1995, 19% of people living with AIDS in the United States died, as compared to 4% in 2005, according to the CDC.  While HIV/AIDS remains life threatening, healthcare providers increasingly treat HIV/AIDS more as a long-term chronic disease.

We are one of only a few specialty pharmacy and disease management service companies that primarily serve HIV/AIDS patients.  Despite the special needs of the HIV/AIDS infected population, few national and regional pharmacies have focused on this patient population.  Most of the pharmacies serving this market are local or small regional providers located in a single urban market.  These pharmacies often do not have the resources or sophistication to provide the specialty pharmacy and disease management services required by patients, healthcare providers and payors to maximize adherence to the treatment regimen.  We also believe that neither retail pharmacies nor mail order pharmacies offer the range of specialty pharmacy and disease management services we provide.

Our Products and Services

We offer specialty pharmacy and disease management services to assist patients, healthcare providers and payors in managing HIV/AIDS.  We sell HIV/AIDS medications, ancillary drugs and nutritional supplies.  Patients or physicians generally initiate the prescription process by contacting us on our toll-free telephone number, through our facsimile number or through our electronic prescription writer.  Some clinics have medication drop-off boxes in which physicians also may leave prescriptions for us to fill.  Additionally, a patient may direct his or her physician to call, fax or electronically transmit a prescription to us.  If requested by a patient, one of our pharmacists may contact the patient’s physician directly to obtain prescription information.  Our pharmacists are required to validate and verify the completeness of each prescription, answer questions and, if appropriate, help coordinate support and training for patients.  As soon as we receive a prescription, we also seek approval for reimbursement from the payor.  Once the prescription is verified and we have received authorization from the patient’s insurance company or state insurance program, the order is filled, shipped and delivered.  Patients also have the option to pick up their medications at our pharmacies.

We have designed our services to meet the following challenges that are of particular importance to HIV/AIDS patients, healthcare providers and payors:

Adherence

Packaging.  We have designed our services to improve patient adherence to complex multi-drug regimens.  We dispense prescribed medications in a customized dose-by-dose package called a MOMSPak.  We also dispense these medications in pre-filled pillboxes at the patient’s request.  Our customized packaging provides increased convenience to the patient and enhances patient adherence to complex multi-drug regimens.

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

Delivery.  We arrange for delivery of medications as directed by our patients or their physicians in a discreet, convenient and timely manner.  We believe that this increases patient adherence, as it eliminates the need to pick up medications at a local pharmacy.

Reimbursement Management

We have experience with the complex reimbursement processes of Medicaid and ADAP, which optimizes collection of payment.  As a result, we are able to manage efficiently the process of checking reimbursement eligibility, receiving authorization, adjudicating claims and confirming receipt of payment.

We work with government and private payors to obtain appropriate reimbursement.  Our billing and reimbursement specialists typically secure pre-approval from a payor before any shipment of medications and also review such issues as pre-certification or other prior approval requirements, lifetime limits, pre-existing condition clauses and the availability of special state programs.  Because the majority of our prescriptions are adjudicated through electronic submission, we are reasonably certain at the time we ship medications that we will receive payment from the payor.

Due to the high cost and extended duration of the treatment of HIV/AIDS, the availability of adequate health insurance is an on-going concern for our patients and their families.  We work closely with physicians and our patients to monitor coverage reductions or termination dates.  Because of our ability to facilitate reimbursement from government and private payors, in many cases, we provide prescription medications to patients at lower initial out-of-pocket costs than they might obtain from other sources.

The two largest HIV/AIDS markets in the United States - California and New York - have established specialized Medicaid reimbursement for HIV/AIDS medications.  In 2004, California approved a three-year HIV/AIDS Pharmacy Pilot Program, which we refer to as the California Pilot Program, which provides additional reimbursement for HIV/AIDS medications for up to ten qualified pharmacies.  We own two of the ten pharmacies that qualified for this program.  The California Pilot Program was recently extended as part of California’s 2007 budget process and is currently set to expire on June 30, 2008.  In New York, we qualify for a higher reimbursement rate under the revised reimbursement rates of the state-mandated Medicaid program.  Our continuing qualification for the higher reimbursement rate is dependent on recertification every two years by the New York State Department of Health as an approved specialized HIV pharmacy.  We are certified through September 2008.  If the legislation in California is not renewed or we are not recertified in New York as an approved HIV specialized pharmacy in the future, our revenue would be reduced and our profits could suffer.

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

Upon initiating service, we work closely with the patient and the patient’s physician and other healthcare providers to implement multi-drug regimens and manage the following services:

•	Programs to monitor dosage compliance and outcomes;

•	Clinical information and consultation regarding the patient’s illness, medications being used and treatment regimens;

•	Educational information on the patient’s illness, including advancements in research, technology and combination therapies;

•	Assistance in setting realistic expectations for a patient’s therapy, including challenges with adherence, and with anticipated outcomes and side effects;

•	Systems for inventory management and record keeping; and

•	Assistance in coordinating treatment outside of the home or hospital setting.

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

We also assist patients by helping with the formation of patient support groups, advocating legislation to advance the interests of the HIV/AIDS community, and participating in national and regional advocacy groups.

Information Systems and Prescription Automation Solutions

We have licensed and developed information systems that enable patients and healthcare providers to more effectively manage and treat HIV/AIDS.  We believe the transmission of electronic prescriptions reduces confusion and potential medication errors.  Our electronic prescription transmittal software enables healthcare providers to view their patients’ prescription histories, request new prescriptions or renew prescriptions online, thereby saving physicians and their staff time.  We have also developed an interface between our pharmacy information system and the MOMSPak automated packaging system that allows for the efficient processing of prescriptions.

In July 2005, we acquired substantially all of the assets of Oris Medical Systems, Inc., or OMS.  As a result of this acquisition, we obtained OMS’ rights to the LabTracker—HIV ™ software system, which enables healthcare providers to record, track and analyze the outcomes of HIV/AIDS treatment.  OMS’ rights included a license of LabTracker from Ground Zero Software, Inc., or Ground Zero, the right to license LabTracker to pharmacy providers and the right to develop a pharmacy interface with LabTracker’s existing system.  On April 2, 2007, Ground Zero formally notified us of the termination of the OMS license to use the LabTracker software.

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

We have entered into a specialized services agreement with Roche Laboratories Inc., or Roche, to receive product pricing discounts, and we have agreed to provide Roche with blind patient data with respect to FUZEON, an HIV medication manufactured by Roche.  We believe that Roche has entered into this type of agreement with only a limited number of pharmacies.  See Item 1. Business – Privacy and Confidentiality; Electronic Transactions and Security in this Annual Report for a discussion of the regulations pertaining to the sharing of such patient data under the Health Insurance Portability and Accountability Act of 1996, or HIPAA.  Standards are provided under HIPAA regulations for removing all individually identifiable health information in order to produce de-identified data that may be transferred without obtaining the patient’s authorization.  Although we have implemented certain privacy protections for the sharing of this data under HIPAA privacy regulations, we cannot assure you that we have complied with all of the HIPAA privacy requirements.  Any failure to comply could subject us to enforcement actions, including civil and criminal penalties.

On November 8, 2007, we signed an exclusive distribution agreement with Galea Life Sciences for Nutraplete, the first therapeutic dietary supplement designed specifically for people living with HIV/AIDS.  We intend to distribute Nutraplete at each of our pharmacy locations.

Marketing

We intend to expand our business in the major metropolitan markets where the majority of HIV/AIDS patients live and where we operate by enhancing our existing relationships and creating new relationships with HIV/AIDS clinics, hospitals and prescribing physicians through direct sales, outreach programs and community-based education programs.  Our sales team markets to the leading prescribers of HIV/AIDS medications, and we actively pursue relationships with the largest HIV/AIDS clinics, ASOs, and other groups focused on HIV/AIDS.  We provide our services under the trade name of MOMS Pharmacy.

We believe MOMS Pharmacy is a recognized brand name within the HIV/AIDS community.  We have a website at www.momspharmacy.com, which contains educational material and information of interest for the community, to directly market our products to the HIV/AIDS community and service organizations.  We do not intend our Internet address to be an active link in this Annual Report on Form 10-K, and the contents of our website are not a part of this Annual Report on Form 10-K.

Suppliers

We purchase from wholesale distributors the approximately 1,000 branded and generic prescription medications that we use to fill prescriptions for patients.  In 2003, we entered into a five-year prime vendor agreement with AmerisourceBergen to provide us with the HIV/AIDS medications we sell.  Pursuant to this agreement, we are obligated to purchase at least 95% of the medications we sell from AmerisourceBergen.  As part of this agreement, we receive improved payment terms relative to the terms we could get from other pharmaceutical distributors.  In addition, we have agreed to purchase minimum dollar amounts of medications from AmerisourceBergen over the five-year term of the agreement, which expires in September 2008.  If we fail to meet these minimum purchase amounts, we would be required to make an additional payment equal to 0.2% of the unpurchased amount.  We believe we have met our minimum purchase obligations under this agreement.  Pursuant to the terms of a security agreement entered into in connection with the prime vendor agreement, AmerisourceBergen holds a subordinated security interest in all of our assets.

In the past, we depended on existing credit terms from AmerisourceBergen to meet our working capital needs between the times we purchase medications from AmerisourceBergen and when we receive reimbursement or payment from third party payors.  If our position changes and again we have to rely on credit to meet working capital needs, we may become limited in our ability to continue to increase the volume of medications we need to fill prescriptions if we are unable to maintain adequate credit terms from AmerisourceBergen or, alternatively, if we are unable to obtain sufficient financing from third-party lenders.

Competition

Our industry is highly competitive, fragmented and undergoing consolidation, with many public and private companies focusing on different products or diseases.  Each of our competitors provides a different mix of products and services than we do.  Some of our current and potential competitors include:

•	Specialty pharmacy distributors such as Medco Health Solutions, Inc., BioScrip, Inc. and Express Scripts, Inc.;

•	Pharmacy benefit management companies such as Medco Health Solutions, Inc., Express Scripts, Inc. and CVS/Caremark Rx, Inc.;

•	Specialty pharmacy divisions of national wholesale drug distributors;

•	Hospital-based pharmacies;

•	Retail pharmacies;

•	Manufacturers that sell their products both to distributors and directly to clinics and physician offices; and

•	Hospital-based care centers and other alternate-site healthcare providers.

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

Third Party Reimbursement, Cost Containment and Legislation

We generate the majority of our net sales from patients who rely on Medicaid and ADAP for reimbursement, both of which are highly regulated government programs and are subject to frequent changes and cost containment measures.  Medicaid is a state program partially funded by the federal government.  Payments to pharmacies for Medicaid-covered outpatient prescription drugs are set by the states.  Federal reimbursement to states for the federal share of those payments is subject to a ceiling called the federal upper limit, or FUL.  In recent years, Medicaid and ADAP have reduced reimbursement to providers.

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

In January of 2006, the federal government enacted the Deficit Reduction Act of 2005, or the Reduction Act, which established average manufacturer price, or AMP, as the benchmark for prescription drug reimbursement in the Medicaid program, eliminating the previously used AWP standard.  The Reduction Act also made changes to the FUL for multiple source drugs, such as generics.  Effective January 1, 2007, for multiple source drugs, the FUL became 250% of the AMP.  On July 6, 2007, the Centers for Medicare and Medicaid Services, or CMS, issued final regulations that (1) defined what will be considered a multiple source drug, and (2) defined AMP by identifying the categories of drug sales that would be used to calculate AMP.  The final regulations also mandated that CMS publish AMPs reported to it by manufacturers on CMS’ website.  The final regulations became effective October 1, 2007.

The first publication of AMP data and the resulting FULs was scheduled to occur in December of 2007.  However, on December 19, 2007, the National Association of Chain Drug Stores, or NACDS, and the National Community Pharmacists Association, or NCPA, sought and were granted a preliminary injunction in U.S. District Court that halted CMS’ implementation of its AMP regulations and the posting of any AMP data.  In their complaint, the two pharmacy groups allege that the AMP regulations go beyond what Congress intended when it passed the Social Security Act.  Specifically, the lawsuit alleges that (1) in defining AMP, CMS included categories of drug sales that exceeded the plain language of the Social Security Act and (2) CMS’ definition of multiple source drugs is impermissibly broad and, in some respects, contrary to the Social Security Act.  On March 14, 2008, CMS issued an interim final rule revising its definition of multiple source drug to address an issue raised in the NACDS/NCPA lawsuit.  The preliminary injunction is still in effect.

We cannot predict the outcome of the NACDS/NCPA case.  If the preliminary injunction is lifted and CMS is allowed to implement the AMP regulations, it could adversely impact our revenues.  While there is no requirement that states use AMP to set payment amounts, we believe that the adoption of AMP will result in lower Medicaid reimbursement rates for medications we dispense.  We continue to review the potential impact that the Reduction Act and the AMP regulations may have on our business and are not yet in a position to fully assess their impact on our business or profitability.  However, the use of AMP in the FUL may have the effect of reducing the reimbursement rates for certain medications that we currently dispense or may dispense in the future.  Further, states may elect to base all Medicaid pharmacy reimbursement on AMP instead of AWP.  If the individual states make this decision, it may have the effect of reducing the reimbursement rates for certain medications that we currently dispense or may dispense in the future.

In New York, reimbursement rates for pharmacy services provided under Medicaid were reduced in September 2004, in July 2006, and again in July 2007.   Under the new reimbursement rate effective July 1, 2007, prescriptions are reimbursed at AWP less 14% plus a $3.50 dispensing fee for brand name drugs and AWP less 25% plus a $4.50 dispensing fee for generic drugs.  However, approved specialized HIV pharmacies will continue to be reimbursed at AWP less 12% plus the same dispensing fees.  The legislation authorizing the more favorable reimbursement rate for approved pharmacies is effective until further legislation changes it.  We have been notified by the Department of Health in New York that we qualify for the specialized HIV pharmacy reimbursement; however, our continuing qualification for specialized HIV pharmacy reimbursement is dependent upon our recertification every two years by the Department of Health in New York as an approved specialized HIV pharmacy. We are currently certified through September 2008.  There can be no assurance that we will obtain our recertification in New York in the future.

As of September 1, 2004, as part of the passage of the California state budget, reimbursement rates for pharmacy services provided under Medi-Cal, the Medicaid reimbursement program administered in California, were reduced.  Under the new reimbursement rate, prescriptions are reimbursed at AWP less 17% plus a $7.25 dispensing fee.  The previous reimbursement rate was AWP less 10% with a $4.05 dispensing fee.  On September 28, 2004, California approved the California Pilot Program, which provides additional reimbursement for HIV/AIDS medications for up to ten qualified pharmacies.  We own two of the ten pharmacies that qualified for this program.  The California Pilot Program was recently extended as part of California’s 2007 budget process and is currently set to expire on June 30, 2008.

Cost containment initiatives are a primary trend in the U.S. healthcare industry.  The increasing prevalence of managed care, centralized purchasing decisions, consolidation among and integration of healthcare providers, and competition for patients has affected and continues to affect pricing, purchasing, and usage patterns in healthcare.  Efforts by payors to eliminate, contain or reduce costs through coverage exclusions, lower reimbursement rates, greater claims scrutiny, closed provider panels, restrictions on required formularies, mandatory use of generics, limitations on payments in certain therapeutic drug categories, claim delays or denials and other similar measures could erode our profit margins or materially harm the results of our operations.  We can offer no assurance that payments under governmental and private third-party payor programs will be timely or will remain at rates similar to present levels.

Government Regulation

Marketing, repackaging, dispensing, selling and purchasing drugs is highly regulated and regularly scrutinized by state and federal government agencies for compliance with laws and regulations governing:

•	Inducements for patient referrals;

•	Manufacturer-calculated and -reported AWP and ASP amounts;

•	Joint ventures and management agreements;

•	Referrals from physicians with whom we have a financial relationship;

•	Professional licensure;

•	Repackaging, storing, and distributing prescription pharmaceuticals;

•	Incentives to patients; and

•	Product discounts.

The laws and regulations governing these issues are very complex and generally broad in scope, often resulting in differing interpretations and inconsistent court decisions.  Compliance with laws continues to be a significant operational requirement for us.  We believe that we currently comply in all material respects, and intend to continue to comply, with all laws and regulations with respect to our operations and conduct of business.  However, the application of complex standards to the operation of our business creates areas of uncertainty, and there can be no assurance that all of our business practices would be interpreted by the appropriate regulatory agency to be in compliance in all respects with the applicable requirements.  Any failure or alleged failure to comply with applicable laws and regulations could have a material adverse effect on our business.

Moreover, regulation of the healthcare industry frequently changes.  We are unable to predict or determine the future course of federal, state and local regulation, legislation or enforcement or what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what effect any such legislation or regulation might have on us.  We cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business or financial position.  Consequently, any future change, interpretation, violation or alleged violation of law or regulations could have a material adverse effect on our business.  The following areas of government regulation particularly apply to our business.

Medicare Legislation (Medicare Prescription Drug, Improvement and Modernization Act, or MMA).  On December 8, 2003, the MMA was signed into law.  This complex legislation made many significant structural changes to the federal Medicare program, including, most notably, the establishment of a new Medicare Part D outpatient prescription drug program.  Effective January 1, 2006 under the MMA, Medicaid coverage of prescription drugs for Medicaid beneficiaries who were also eligible for Medicare transitioned to the Medicare program.  These beneficiaries, generally referred to as “dual eligibles,” are now enrolled in the Medicare Prescription Drug Programs, or PDPs.  We have agreements with most of these PDPs to provide prescription drugs to dual eligible beneficiaries that are our patients.  Typically, the PDPs provide a lower reimbursement rate than the rates we received from the Medicaid programs.  In December 2007, approximately 20.3% of our patients received coverage under a PDP.

Medicare Part D may not continue to cover all medications we dispense for persons with HIV/AIDS.  State Medicaid programs may, at their discretion, provide coverage for medications not covered by Medicare Part D, but we have no assurance that they will do so.

ADAP provides payment for certain items and services not covered by Medicare Part D.  ADAP can cover Medicare PDP premiums, deductibles, coinsurance and co-pays.  We work with the various state ADAP and Medicaid programs to ensure coverage of our drugs, when possible.

There may also be other provisions of the MMA legislation or the implementing regulations that may impact our business by decreasing our net sales or increasing our operational expenses.  The continued impact of the MMA depends upon a variety of factors, including the nature of the implementing regulations.

We can provide no assurance that the impact of any future healthcare legislation or regulation will not adversely affect our business or profitability.  There can be no assurance that payments under governmental and private third-party payor programs will be timely or will remain at rates similar to present levels.

Reform.  The U.S. healthcare industry continues to undergo significant change.  Future changes in the nature of the health system could reduce our net sales and profits.  We cannot provide any assurance as to the ultimate content, timing or effect of any healthcare reform legislation including sweeping changes to the Medicaid or Medicare programs, nor is it possible at this time to estimate the impact on us of potential legislation or regulation, which may be material.  Further, although we exercise care in structuring our operations to comply in all material respects with all applicable laws and regulations, we can offer no assurance that (i) government officials charged with responsibility for enforcing such future laws will not assert that we or certain transactions in which we are involved are in violation of such laws, or (ii) such future laws will ultimately be interpreted by the courts in a manner consistent with our interpretation.  Therefore, future legislation and regulation and the interpretation thereof could have a material adverse effect on our business, financial condition and results of operations.  The federal government and the health care industry are continually assessing access to and the cost of prescription medication, which leads to frequent initiatives.  For example, in order to make prescription drugs less expensive and more accessible to the general public, legislation has been introduced in both the U.S. Senate and the House of Representatives to amend the federal Food, Drug and Cosmetic Act to allow the importation of pharmaceuticals from foreign countries.  We are unable to predict whether or when this or similar legislative proposals will be enacted.

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

Federal Food, Drug, and Cosmetic Act.  The Food, Drug and Cosmetic Act, as amended by the PDMA, imposes requirements for the labeling, packaging and repackaging, dispensing, advertising and promotion of prescription medication, and also prohibits, among other things, the distribution of unapproved, adulterated or misbranded drugs.  To the extent the Food, Drug and Cosmetic Act applies to us, we believe that we comply with a reasonable interpretation of the repackaging labeling, compounding, documentation, record-keeping and storage requirements.  In the past, the Food and Drug Administration, or the FDA, has viewed particular combination packaging arrangements as constituting new drugs that must be tested and labeled in the packaged combination.  On occasion, the FDA also has sought to apply drug compounding guidance to analogous arrangements.  We believe that sufficient legal authority and pharmacy industry practice supports our position that our packaging of a combination of drugs prescribed by a physician does not require FDA approval or registration by us with the FDA as a manufacturer.  However, the FDA may disagree with this interpretation, and we could be required to defend our position and possibly to alter our practices, although the FDA has never initiated such action against us.  Finally, to the extent we engage in co-marketing arrangements with pharmaceutical manufacturers regulated by the FDA, we are required to maintain our independence to ensure that any reference to specific products used in combination does not constitute illegal off-label promotion in the view of the FDA.

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

Anti-kickback laws are very broad in scope and are subject to modifications and variable interpretations.  In an effort to clarify the federal anti-kickback law, the Department of Health and Human Services, or DHHS, has adopted a set of “safe harbor” rules, which specify various payment practices that are protected from civil or criminal liability.  A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge.  Failure to satisfy the requirements of a safe harbor requires an analysis of whether the parties intended to violate the anti-kickback law.  In the absence of an applicable safe harbor, a violation of the anti-kickback law may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases or to induce the provision of a prescription drug reimbursable by a federal healthcare program such as Medicaid.  Anti-kickback laws have been cited as a partial basis, along with the state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with pharmaceutical marketing programs.  States have adopted similar safe harbors to their anti-kickback laws.  We review our business practices regularly to comply with the federal anti-kickback law and similar state laws.  We have a variety of relationships with referral sources such as physicians, clinics and hospitals.  As we grow, we may pursue additional arrangements with such parties.  Where applicable, we will attempt to structure these relationships to fit into the appropriate safe harbor; however, it is not always possible to meet all of the requirements of a safe harbor.  While we believe that our relationships comply with the anti-kickback laws, if we are found to violate any of these laws, we could suffer penalties, fines, or possible exclusion from participation in federal and state healthcare programs, which could reduce our net sales and profits.

Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, or HIPAA.  Among other things, HIPAA broadened the scope of the DHHS Secretary’s power to impose civil monetary penalties on healthcare providers and added an additional category to the list of individuals and entities that may be excluded from participating in any federal healthcare program like Medicaid.  HIPAA encourages the reporting of healthcare fraud by allowing reporting individuals to share in any recovery made by the government, and requires the DHHS Secretary to create new programs to control fraud and abuse and conduct investigations, audits and inspections.  HIPAA also defined new healthcare fraud crimes, including expanding the coverage of previous laws to include, among other things:

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

OIG Fraud Alerts and Advisory Opinions.  The Office of Inspector General, or OIG, of DHHS periodically issues Fraud Alerts and Advisory Opinions identifying certain questionable arrangements and practices that it believes may implicate the federal fraud and abuse laws.  In a December 1994 Special Fraud Alert relating to “prescription drug marketing schemes,” the OIG stated that investigation may be warranted when a prescription drug marketing activity involves the provision of cash or other benefits to pharmacists in exchange for such pharmacists’ performance of marketing tasks in the course of their pharmacy practice, including, for example, sales-oriented “educational” or “counseling” contacts or physician or patient outreach where the value of the compensation is related to the business generated.  We believe that we have structured our business arrangements to comply with federal fraud and abuse laws.  However, if we are found to have violated any of these laws, we could suffer penalties, fines or possible exclusion from the Medicaid or other government programs, which could adversely affect our net sales and profitability.

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

The Stark Law. The federal Stark Law prohibits physicians from making a referral for certain health items or services if they, or their family members, have a financial relationship with the entity receiving the referral.  Furthermore, no bill may be submitted for reimbursement in connection with a prohibited referral.  Violations are punishable by civil monetary penalties on both the person making the referral and the provider rendering the service.  Such persons or entities are also subject to exclusion from federal healthcare programs such as Medicaid.  In 1995, CMS published final regulations under the Stark Law, known as Stark I, which provided some guidance on interpretation of the scope and exceptions of the Stark Law as they apply to clinical laboratory services.  In addition, CMS released Phase I of the Stark II final regulations, which became effective in large part on January 4, 2002, and which covers additional health services, including outpatient prescription drugs, describes the parameters of the statutory exceptions in more detail and sets forth additional exceptions for physician referrals and physician financial relationships.  Phase II of the Stark II final regulations became effective on July 26, 2004.  Phase II clarifies portions of Phase I, addresses certain exceptions to the Stark Law not addressed in Phase I, and creates several new exceptions.  The Phase II regulations include new provisions relating to indirect ownership and indirect compensation relationships between physicians and entities offering designated health services.  These provisions are complex and have rarely been interpreted by the courts.  CMS released Phase III regulations on September 5, 2007.  Phase III responds to the comments on Phase II addressing the entire regulatory scheme and providing further clarification.

The Stark Law applies to our relationships with physicians and physician referrals for our products and services.  A number of states have enacted similar referral prohibitions, which may cover financial relationships between entities and healthcare practitioners other than physicians as well.  We believe we have structured our relationships to comply with the Stark Law and the Phase II and III regulations, as well as the applicable state provisions similar to the Stark Law.  However, if our practices are found to violate the Stark Law or a similar state prohibition, we may be subject to sanctions or required to alter or discontinue some of our practices, which could reduce our net sales or profits.

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

False Claims; Insurance Fraud Provisions.  We are also subject to federal and state laws prohibiting individuals or entities from knowingly and willfully making claims for payment to Medicare, Medicaid, or other third-party payors that contain false or fraudulent information.  These laws provide for both criminal and civil penalties, including exclusion from federal healthcare programs such as Medicaid, and require repayment of previously collected amounts.  The federal False Claims Act contains a provision encouraging private individuals to file suits on behalf of the government against healthcare providers for making false claims.  Federal false claims actions may be based on underlying violations of the anti-kickback or self-referral prohibitions as well.  State law also proscribes fraudulent acts against third-party payors, including the ADAP and Medicaid programs.  The Reduction Act provides a financial incentive for states to enact false claims acts that establish liability to the state for the submission of false or fraudulent claims to the state’s Medicaid program.  If a state false claims act is determined to meet certain enumerated requirements, the state is entitled to an increase of ten percentage points in its share of any amounts recovered under a state action brought under such a law.  Healthcare providers who submit claims that they knew or should have known were false, fraudulent, or for items or services that were not provided as claimed, may be excluded from Medicaid, required to repay previously collected amounts, and subject to substantial civil monetary penalties.  We believe we are in material compliance with federal and state false claims laws.

The Reduction Act requires employers to provide their employees, contractors and agents with “detailed” information about the federal False Claims Act, administrative remedies for false claims, related state laws and whistleblower protections available under federal and state laws.  We have provided this information as required by applicable laws and regulations.

 Government Investigations.  The government increasingly examines arrangements between healthcare providers and potential referral sources to determine whether they are designed to exchange remuneration for patient care referrals.  Investigators are increasingly willing to look behind formalities of business transactions to determine the underlying purpose of payments.  Enforcement actions have increased over the years and are highly publicized.  The pharmaceutical industry continues to garner much attention from federal and state governmental agencies.  The OIG has emphasized its continuing focus on pharmaceutical fraud in each of its most recent OIG Work Plans which include plans for the OIG to investigate reports from an unnamed state in connection with potential abuses in the Medicaid program related to the high costs associated with drugs used to treat HIV.  The OIG’s 2008 Work Plan indicates that the OIG will review states’ compliance with the Ryan White Comprehensive AIDS Resources Emergency Act payor of last resort requirement in the administration of Title II ADAP funds.  This review could result in a shifting of payment source from ADAP to other payors, the consequences of which are unknown.  Also, the Department of Justice has identified prescription drug issues, including product substitution without authorization, controlled substances controls, free goods/diversion, medication errors, sale of samples, and contracting with pharmacy benefit management companies, as being among the “top 10” areas in the healthcare industry meriting the Department’s attention.

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

In addition, regulations pursuant to HIPAA govern the security of protected health information maintained or transmitted electronically.  The regulations impose additional administrative burdens on healthcare providers, such as pharmacies, relating to the storage and utilization of, and access to, health information.  We believe that we have complied with the regulations and have implemented reasonable measures to secure the protected health information that we maintain or transmit; however, we cannot provide assurance that we are in compliance with all of the HIPAA security rules.  Any failure to comply could subject us to enforcement actions, including corrective action and civil penalties.  In addition, if we choose to sell medications through new channels such as the Internet, we will have to comply with additional government regulations that exist now and that may be promulgated in the future with respect to electronic transmission.

On September 23, 2005, DHHS published in the Federal Register a proposed rule that adds to the HIPAA transaction standards regulations and describes the requirements that health plans, covered healthcare providers, and healthcare clearinghouses would have to meet to comply with the statutory requirement to use standard codes and formats for electronic claims attachment transactions, and to facilitate the transmission of certain types of detailed clinical information to support an electronic healthcare claim.  There is no assurance that the rule will be adopted in its proposed form; however, if and when the rule is finalized, we will be required to comply and will endeavor to comply with the rule.  On January 23, 2004, CMS published a rule announcing the adoption of the National Provider Identifier, or the NPI, as the standard unique health identifier for healthcare providers to use in filing and processing healthcare claims and other transactions.  This rule was effective May 23, 2005, with a compliance date of May 23, 2007.  We believe we have the required NPIs for our business.

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

Developments in Health Information Technology.  Healthcare providers are increasingly utilizing technology to make healthcare safer and more efficient.  Health information technology initiatives include e-prescribing, which allows healthcare providers to transmit prescriptions electronically to a pharmacy rather than writing them on paper.  E-prescribing products, services and arrangements must be compliant with numerous laws and regulations, including the final HIPAA security regulations, the federal anti-kickback law and the Stark Law.  On August 8, 2006, the OIG published a final rule establishing a safe harbor for providers who receive non-monetary remuneration necessary to set up and operate e-prescribing systems.  Specifically, the safe harbor would protect certain arrangements involving hospitals, group practices, PDP sponsors and Medicare Advantage, or MA, organizations that provide to specified recipients, such as prescribing health care professionals, pharmacies and pharmacists, certain non-monetary remuneration in the form of hardware, software or information technology and training services necessary and used solely to receive and transmit electronic prescription drug information.  Also, on August 8, 2006, CMS published a final rule to create an exception to the physician self-referral prohibition for certain arrangements in which a physician receives necessary non-monetary remuneration that is used solely to receive and transmit electronic prescription drug information.  We do not believe either of these safe harbors/exceptions is available to us, because the safe harbor is available only to hospitals, group practices, PDP plan sponsors and MA organizations and the self-referral exception only applies to relationships between physicians and those entities.

Under the MMA, PDPs participating in Part D must comply with national standards to be developed by the DHHS for electronic prescriptions.  The final rule adopting standards for an electronic prescription drug program under the MMA was published in the Federal Register on November 7, 2005 and additional proposed standards were published in the Federal Register on November 16, 2007.  Compliance with the standards is voluntary for prescribers and pharmacies, except if such prescribers or pharmacies send or receive prescription-related information electronically for medications covered under Medicare Part D.  We will endeavor to comply with all applicable standards for the transmission of electronic prescriptions as such standards are developed.  We cannot, however, estimate the cost of compliance with such standards or if implementation of such standards will result in an adverse effect on our operations or profitability.

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

We make available free of charge, on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  We are providing the addresses of our Internet websites solely for the information of investors.  We do not intend the Internet addresses to be active links, and the contents of the websites are not part of this Report.  Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and can be accessed at www.sec.gov.

Employees

As of February 19, 2008, we had 190 full-time employees and 36 part-time and temporary employees, all of whom were engaged in management, sales, marketing, pharmacy operations, customer service, administration or finance.  None of our employees are covered by a collective bargaining agreement.  We have never experienced an employment-related work stoppage and consider our employee relations to be good.

Item 1A.  Risk Factors.

The occurrence of any of the following risks could materially harm our business, financial condition and results of operations.

Risks Related to Our Company

Changes in reimbursement by third-party payors could harm our business.

The price we receive for our products depends primarily on the reimbursement rates paid by government and private payors.  In 2007, we generated approximately 64% of our net sales from patients who rely on Medicaid, ADAP and Medicare (excluding Part D, which is administered through private payor sources) for reimbursement.  In recent years, these programs have reduced reimbursement to providers.  Changes to the programs themselves, the amounts the programs pay, or coverage limitations established by the programs for the medications we sell may reduce our earnings.  For example, these programs could revise their pricing methodology for the medications we sell, decide not to cover certain medications or cover only a certain number of units prescribed within a specified time period.  We are likely to experience some form of revised drug pricing, as ADAP and Medicaid expenditures for HIV/AIDS medications have garnered significant attention from government agencies during the past few years.  Any reduction in amounts reimbursable by government programs for our products and services or changes in regulations governing such reimbursements could harm our business, financial condition and results of operations.  In addition, if we are disqualified from participating in the state Medicaid programs of New York, New Jersey, California, Florida or Washington, our net sales and our ability to maintain profitability would be significantly reduced.

We are also dependent on reimbursement from private payors.  Many payors seek to limit the number of providers that supply drugs to their enrollees.  From time to time, private payors with which we have relationships require that we and our competitors bid to keep their business, and there can be no assurance that we will be retained or that our margins will not be adversely affected if and when re-bidding occurs.  If we are not retained, our net sales could be adversely affected.

If demand for our products and services is reduced, our business and ability to grow would be harmed.

A reduction in demand for HIV/AIDS medications would significantly harm our business, as we would not be able to quickly shift our business to provide medications for other diseases.  Reduced demand for our products and services could be caused by a number of circumstances, such as:

•	A cure or vaccine for HIV/AIDS;

•	The emergence of a new strain of HIV that is resistant to available HIV/AIDS medications;

•	Shifts to treatment regimens other than those we offer;

•	New methods of delivery of existing HIV/AIDS medications that do not require our specialty pharmacy and disease management services;

•	Recalls of HIV/AIDS medications we sell;

•	Adverse reactions caused by the HIV/AIDS medications we sell;

•	The expiration of or challenge to the drug patents on the HIV/AIDS medications we sell; or

•	Competing treatment from a new HIV/AIDS medication or a new use of an existing HIV/AIDS medication.

Our revenues could be adversely affected if new HIV/AIDS drugs or combination therapies are developed and prescribed to our patients for which the reimbursement rate is less than that of the current drug therapies our patients receive.

There is a risk that the reimbursement rate for new HIV/AIDS drugs or combination therapies may be less than the reimbursement rate for the existing drugs or combination therapies. The number of total prescriptions received by our patients who begin to use a combination therapy may decline, resulting in reduced average revenues and a decrease in dispensing fees per patient.  In the second half of 2006, we began dispensing ATRIPLA™.  ATRIPLA is a once-daily single tablet regimen for HIV intended as a stand-alone therapy or in combination with other anti-retrovirals. ATRIPLA™ combines SUSTIVA®, manufactured by Bristol-Myers Squibb, and Truvada®, manufactured by Gilead Sciences.  During the quarter ended December 31, 2007, approximately 9.6% of our patients received ATRIPLA™ compared 7.2% in the same period in 2006.  Conversion to ATRIPLA™ has resulted in the loss of one or two dispensing fees per patient, depending on the previous drug combination used by these patients. Our results of operations may be negatively impacted if the number of our patients using ATRIPLA™ or other similar new therapies increases in the future or if the reimbursement for ATRIPLA™ or other similar new therapies is reduced.

We have an ongoing informal inquiry by the SEC’s Enforcement Division, and depending on the length, scope and results of the informal inquiry, our business, financial condition and results of operations could experience a material adverse impact.

We have provided certain information to the SEC’s Enforcement Division in connection with its informal inquiry; however, we are unable to predict whether they will issue additional requests for information or whether the inquiry will result in any adverse action. If we are ultimately required to pay significant amounts or take significant corrective actions, our costs could significantly increase and our results of operations and financial condition could be materially adversely affected. In addition, the potential risks associated with the informal inquiry could negatively impact the perception of our company by investors and others, which could adversely affect the price of our securities, our access to capital markets and our borrowing costs.

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

Our revenues may continue to be adversely affected in connection with payment rates for our patients who are “dual-eligible” under the Medicare Modernization Act.

Beginning January 1, 2006, under Medicare Part D, PDPs, and not Medicaid, began to reimburse us for the prescription drugs we provide to our dual eligible patients. Reimbursement rates for these patients are generally less favorable than the rates we received from Medicaid and result in lower gross margins for our dual eligible patients. In December 2007, we serviced 3,165 patients under Medicare Part D, which totaled approximately 20.3% of our patients.  Our earnings have been negatively impacted from the movement of our patients from Medicaid to a Medicare Part D plan. If a higher number of our patients become eligible under the MMA, there is a risk that our gross margins will decline further and negatively impact earnings. Additional risks under the MMA that could affect financial performance include:

•	The reimbursement rates we currently receive from the PDPs for our services could be reduced;

•	Regulations that strictly limit our ability to market to our current and new patients may limit our ability to maintain and grow our current patient base;

•	Part D may not continue to cover all the medications needed for persons with HIV/AIDS, including our patients; and

•	Our contracts with PDPs could terminate if we fail to comply with the terms and conditions of such contracts.

Changes in Medicaid reimbursement could adversely affect the payment we receive for drugs we dispense and negatively impact our financial condition and results of operations as a result.

In January of 2006, the Reduction Act established AMP as the benchmark for prescription drug reimbursement in the Medicaid program, eliminating the previously used AWP standard.  The Reduction Act also made changes to the federal upper payment limit for multiple source drugs, such as generics.  Payments to pharmacies for Medicaid-covered outpatient prescription drugs are set by the states.  Federal reimbursement to states for the federal share of those payments is subject to the FUL ceiling.  Effective January 1, 2007, for multiple source drugs, the FUL became 250% of the AMP.  On July 6, 2007, CMS issued final regulations that (1) defined what will be considered a multiple source drug, and (2) defined AMP by identifying the categories of drug sales that would be used to calculate AMP.  The final regulations also mandated that CMS publish AMPs reported to it by manufacturers on CMS’ website.  The final regulations became effective October 1, 2007.

The first publication of AMP data and the resulting FULs was scheduled to occur in December of 2007.  However, on December 19, 2007, the NACD and the NCPA sought and were granted a preliminary injunction in U.S. District Court that halted CMS’ implementation of its AMP regulations and the posting of any AMP data.  In their complaint, the two pharmacy groups allege that the AMP regulations go beyond what Congress intended when it passed the Social Security Act.  Specifically, the lawsuit alleges that (1) in defining AMP, CMS included categories of drug sales that exceeded the plain language of the Social Security Act, and (2) CMS’ definition of multiple source drugs is impermissibly broad and, in some respects, contrary to the Social Security Act.  On March 14, 2008, CMS issued an interim final rule revising its definition of multiple source drug to address an issue raised in the NACDS/NCPA lawsuit.  The preliminary injunction is still in effect.

We cannot predict the outcome of the NACDS/NCPA case.  If the preliminary injunction is lifted and CMS is allowed to implement the AMP regulations, it could adversely impact our revenues.  While there is no requirement that states use AMP to set payment amounts, we believe that the adoption of AMP will result in lower Medicaid reimbursement rates for medications we dispense.  We continue to review the potential impact that the Reduction Act and the AMP regulations may have on our business and are not yet in a position to fully assess their impact on our business or profitability.  However, the use of AMP in the FUL may have the effect of reducing the reimbursement rates for certain medications that we currently dispense or may dispense in the future.  Further, states may elect to base all Medicaid pharmacy reimbursement on AMP instead of AWP.  If the individual states make this decision, it may have the effect of reducing the reimbursement rates for certain medications that we currently dispense or may dispense in the future.

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

In 2004, California approved the California Pilot Program, which provides additional reimbursement for HIV/AIDS medications for up to ten qualified pharmacies.  We own two of the ten pharmacies that qualified for this program.  The California Pilot Program was recently extended as part of California’s 2007 budget process and is currently set to expire on June 30, 2008.

We have also qualified as a specialty HIV pharmacy in New York that makes us eligible to receive preferred reimbursement rates for HIV/AIDs medications.  However, our continuing qualification for specialized HIV pharmacy reimbursement in New York is dependent upon our recertification every two years by the Department of Health in New York as an approved HIV pharmacy.  We are certified through September 2008, but there can be no assurance that we will obtain our recertification in New York in the future.  If we do not receive recertification in New York, our net sales and profit would be adversely affected.

There also can be no assurance that the California or New York legislatures will not change these programs in a manner adverse to us or will not terminate early or elect not to renew these programs.  If either of these programs are not renewed or are terminated early, our net sales and profit could be adversely affected.  Additionally, if either California or New York permits additional companies to take advantage of these additional reimbursement programs, our competitive advantage in these states would be adversely impacted.

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

In September 2003, we entered into a five-year prime vendor agreement with AmerisourceBergen.  Pursuant to the agreement, we are obligated to purchase at least 95% of the medications we sell from AmerisourceBergen.  When we entered into the agreement, we depended on existing credit terms from AmerisourceBergen to meet our working capital needs between the times we purchased medications from AmerisourceBergen and when we received reimbursement or payment from third party payors.  Although we no longer rely on credit terms from our suppliers, in the past, our ability to grow has been limited in part by our inability to negotiate favorable credit terms from our suppliers.  If our position changes and we again have to rely on credit to meet working capital needs, we may become limited in our ability to continue to increase the volume of medications we need to fill prescriptions if we are unable to maintain adequate credit terms from AmerisourceBergen or, alternatively, if we are unable to obtain sufficient financing from third-party lenders.

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

Many key responsibilities within our business have been assigned to a small number of employees.  The loss of their services could adversely affect our business.  In particular, the loss of the services of our named executive officers—Michael P.  Moran, our Chairman, Chief Executive Officer and President; Stephen A. Maggio, our Interim Chief Financial Officer, Secretary and Treasurer; Anthony Luna, our Vice President, HIV Sales and Vice President, Oris Health, Inc.; or Robert Fleckenstein, our Vice President, Pharmacy Operations—could disrupt our operations.  We have employment agreements in place with each of our named executive officers.  However, any existing employment agreements or any employee agreement that we may enter into will not assure the retention of an employee.  In addition, we do not maintain “key person” life insurance policies on any of our employees.  As a result, we are not insured against any losses resulting from the death of our key employees.  Further, as we grow we must be able to attract and retain other qualified technical operating and professional staff, such as pharmacists.  If we cannot attract and retain on acceptable terms the qualified employees necessary for the continued development of our business, we may not be able to sustain or grow our business.

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

As a result of our acquisitions, a significant portion of our total assets consist of intangible assets (including goodwill).  Intangible assets, net of amortization, and goodwill together accounted for approximately 55% and 60% of the total assets on our balance sheet as of December 31, 2007 and December 31, 2006, respectively.  Under current accounting standards, we are able to amortize intangible assets over a period of five to fifteen years and do not amortize goodwill.  We may not realize the full fair value of our intangible assets and goodwill.  We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill.  We evaluate on a regular basis whether all or a portion of our goodwill and intangible assets may be impaired.  Under current accounting rules, any determination that impairment has occurred would require us to write off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings.  Such a write-off could have a material adverse effect on our financial condition and results of operations.

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

Our investment portfolio may be adversely affected by volatile and illiquid market conditions.

We have an investment portfolio that we manage in accordance with our internal policies and procedures.  Our investment portfolio may be adversely affected by market fluctuations including, without limitation, changes in interest rates and overall market liquidity.  Certain markets have been experiencing disruptions in market liquidity and the lack of a secondary market may adversely affect the valuation of certain investments.  There have been recent auction market liquidity failures and at present there is no official estimate of when liquidity will be restored to the market.  As of December 31, 2007, we held approximately $9.3 million of auction rate securities; as of March 15, 2008 we held $2.2 million.

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

The specialty pharmacy industry is highly competitive and is continuing to become more competitive.  All of the medications, supplies and services that we provide are also available from our competitors.  Our current and potential competitors may include:

•	Other specialty pharmacy distributors;

•	Specialty pharmacy divisions of wholesale drug distributors;

•	Pharmacy benefit-management companies;

•	Hospital-based pharmacies;

•	Other retail pharmacies;

•	Manufacturers that sell their products both to distributors and directly to clinics and physicians’ offices; and

•	Hospital-based care centers and other alternate-site healthcare providers.

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

In addition, we recognize that the federal government has an interest in examining relationships between providers or between providers and other third parties relating to health technology services, including those that facilitate the electronic submission of prescriptions.  For example, it is possible that our prior relationship with Ground Zero, through the licensing of LabTracker and the LabTracker/Oris software interface, might invite inquiry from the federal government.  Part of the earn-out payment under our purchase agreement to acquire OMS is based upon the number of patients who submit their prescriptions to our pharmacies through a clinic utilizing the Oris and/or LabTracker software.  These payments are made directly to the shareholders of OMS and to Ground Zero.  The purchase agreement expressly prohibits the shareholders of OMS and Ground Zero from marketing the Oris software. In addition, we will charge each provider who licenses the Oris software a fair market value license fee.  While we believe our relationships with the shareholders of OMS and Ground Zero and with the users of the Oris software comply with the anti-kickback laws, if we are found to violate any of these laws, we could suffer penalties, fines, or possible exclusion from participation in federal and state healthcare programs, which would reduce our sales and profits.

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

Drug pricing and the validity of AWP continues to be a focus of litigation and governmental investigations.  The case of New England Carpenters Health Benefits Fund, et al. v. First DataBank, et al., Civil Action No. 1:05-CV-11148-PBS (D. Mass.), is a civil class action brought against the most widely used reporter and publisher of AWP, First DataBank, or FDB.  As part of a recently announced proposed settlement in the case, FDB has agreed to reduce the reported AWP of over 8,000 specific pharmaceutical products by four percent.  Although the proposed settlement had received preliminary court approval, it was denied final court approval.  We cannot predict the outcome of this case or, if any settlement is approved, the precise timing of any of the proposed AWP reductions. If approved, the proposed settlement is likely to reduce the price paid to us for medications we dispense, and this would have a material adverse effect on our results of operations.

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

Most state Medicaid programs now pay substantially less than AWP for the prescription drugs we dispense. In January of 2006, the Reduction Act established AMP as the benchmark for prescription drug reimbursement in the Medicaid program, eliminating the previously used AWP standard.

The Reduction Act also made changes to the federal upper payment limit for multiple source drugs, such as generics.  Payments to pharmacies for Medicaid-covered outpatient prescription drugs are set by the states.  Federal reimbursement to states for the federal share of those payments is subject to the FUL ceiling.  Effective January 1, 2007, for multiple source drugs, the FUL became 250% of the AMP.  On July 6, 2007, CMS issued final regulations, effective October 1, 2007, that (1) defined what will be considered a multiple source drug, and (2) defined AMP by identifying the categories of drug sales that would be used to calculate AMP.  The final regulations also mandated that CMS publish AMPs reported to it by manufacturers on CMS’ website.

The first publication of AMP data and the resulting FULs was scheduled to occur in December of 2007.  However, on December 19, 2007, the NACDS and the NCPA sought and were granted a preliminary injunction in the U.S. District Court that halted CMS’ implementation of its AMP regulations and the posting of any AMP data.  In their complaint, the two pharmacy groups allege that the AMP regulations go beyond what Congress intended when it passed the Social Security Act.  Specifically, the lawsuit alleges that (1) in defining AMP, CMS included categories of drug sales that exceeded the plain language of the Social Security Act, and (2) CMS’ definition of multiple source drugs is impermissibly broad and, in some respects, contrary to the Social Security Act.  On March 14, 2008, CMS issued an interim final rule revising its definition of multiple source drug to address an issue raised in the NACDS/NCPA lawsuit.  The preliminary injunction is still in effect.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive offices are located in Melville, New York, which we have leased through August 31, 2009.  Both our executive offices and Melville, New York pharmacy operations are located at this site.  We lease space in the following locations:

Location	Principal Use	Property Interest
Melville, NY	Pharmacy and Executive Offices	Leased—expiring August 31, 2009
Brooklyn, NY	Pharmacy	Leased—expiring June 30, 2008
Gardena, CA	Pharmacy	Leased—expiring March 31, 2011
Van Nuys, CA	Pharmacy	Leased—expiring December 31, 2008
Los Angeles, CA	Pharmacy	Leased—expiring December 31, 2010
La Jolla, CA	Billing Center	Leased—expiring June 30, 2008
Oakland, CA	Pharmacy	Leased—expiring June 30, 2010
San Francisco, CA	Pharmacy	Leased—expiring March 31, 2008
San Francisco, CA	Pharmacy	Leased—expiring February 28, 2009
San Diego, CA	Pharmacy	Leased—expiring January 31, 2009
Miami, FL	Pharmacy	Leased—expiring November 30, 2008
Seattle, WA	Pharmacy	Leased—month-to-month

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

Oris Medical Systems, Inc. v. Allion Healthcare, Inc., et al., Superior Court of California, San Diego County, Action No. GIC 870818.  Oris Medical Systems, Inc., or OMS, filed a complaint against Allion, Oris Health, Inc., or Oris Health, and MOMS Pharmacy, Inc., or  MOMS, on August 14, 2006, alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, specific performance, accounting, fraud, negligent misrepresentation, rescission, conversion and declaratory relief, allegedly arising out of the May 19, 2005 Asset Purchase Agreement between Oris Health and MOMS on the one hand, and OMS on the other hand.  We filed a motion to challenge the negligent misrepresentation cause of action, which the court granted and dismissed from the complaint.  Allion, Oris Health and MOMS will continue to vigorously defend against the remaining claims.

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

In addition to the matters noted above, we are involved from time to time in legal actions arising in the ordinary course of our business. Other than as set forth above, we currently have no pending or threatened litigation that we believe will result in an outcome that would materially affect our business. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

On December 4, 2007, we held our annual meeting of stockholders.  The purpose of the meeting was to elect six members to the board of directors to serve until the next annual meeting of stockholders and until their successors have been elected and qualified, to ratify the selection of BDO Seidman, LLP, or BDO, as our Independent Registered Public Accountants for work performed in 2007 and 2008, and to transact such other business as properly came before the annual meeting.

There were a total of 12,303,352 shares voted.  All six nominees for director were elected to the board of directors with the voting as follows:

Director	FOR	Withheld
Gary P. Carpenter	12,272,931	30,421
Russell J. Fichera	12,272,931	30,421
Michael P. Moran	12,259,031	44,321
John Pappajohn	12,257,831	45,521
Derace Schaffer, M.D.	11,995,188	308,164
Harvey Z. Werblowsky	12,273,181	30,171

Our stockholders ratified the selection of BDO by a vote of 12,282,785 shares FOR, 14,313 AGAINST, and 6,254 shares abstained.  No other matters were submitted to a vote of security holders during the fourth quarter for the year ended December 31, 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock trades on the NASDAQ Global Market under the symbol “ALLI.”  The following table sets forth the quarterly high and low closing sale prices for our common stock for the periods indicated, as reported by NASDAQ.

	High	Low
2006:
First quarter	$16.95	$11.20
Second quarter	$13.51	$7.24
Third quarter	$8.93	$3.29
Fourth quarter	$7.31	$4.21
2007:
First quarter	$6.99	$3.95
Second quarter	$6.00	$3.99
Third quarter	$7.27	$5.01
Fourth quarter	$7.50	$5.48

The last reported sale price of our common stock on March 12, 2008 was $5.50 per share. As of March 12, 2008, we had approximately 100 stockholders of record.

Dividends

We have not declared or paid cash dividends on our common stock in the last two fiscal years, and we do not plan to pay cash dividends to our stockholders in the near future.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2007, we did not issue or sell any securities that were not registered under the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2007 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,218,200	4.39	798,383
Equity compensation plans not approved by security holders (2)	703,828	4.34	—
Total	1,922,028	4.37	798,383

(1)	Includes options granted pursuant to our 1998 Stock Option Plan and 2002 Stock Option Plan.

(2)
Includes warrants granted to individuals and corporations as consideration for services provided within the meaning of FAS 123R and for purchase consideration for acquisitions. The warrants were granted by us upon authorization of our Board of Directors and were not issued pursuant to a single equity compensation plan that exists to grant warrants in exchange for goods and services. The terms of the warrants vary from grant to grant and are disclosed in Note 16 to the Consolidated Financial Statements.

Each of the above plans provides that the number of shares with respect to which options may be granted, and the number of shares of common stock subject to an outstanding option, shall be proportionately adjusted in the event of a subdivision or consolidation of shares, and the purchase price per share of outstanding options shall be proportionately revised.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total returns on our common stock with (1) the NASDAQ Stock Market (U.S. Companies) Index and (2) the NASDAQ Healthcare Services Index for the period from June 22, 2005, the date our common stock began to trade on NASDAQ, through December 31, 2007.  We believe the NASDAQ Healthcare Services Index includes companies that are comparable to us in terms of their businesses.

For purposes of preparing the graph, we assumed that an investment of $100 was made on June 22, 2005 with reinvestment of any dividends at the time they were paid. We did not pay any dividends during the period indicated.

The comparison in the graph below is based on historical data and is not necessarily indicative of future performance of our common stock.

	06/22/05	06/30/05	09/30/05	12/31/05	03/30/06	06/30/06	09/30/06	12/31/06	03/30/07	06/30/07	09/30/07	12/31/07
Allion Healthcare, Inc	100.0	126.2	138.5	89.6	104.3	66.8	32.2	55.1	31.5	45.4	54.0	42.2
NASDAQ Stock Market (U.S. Companies)	100.0	98.4	103.1	105.8	112.2	104.6	108.7	116.2	116.4	124.7	128.7	126.0
NASDAQ - HC Services	100.0	99.4	105.3	114.7	120.3	114.1	110.4	114.6	120.5	133.8	140.2	149.7

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with, and is qualified in its entirety by reference to, our historical financial statements and the notes to those statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2006 and 2007 and for the fiscal years ended December 31, 2005, 2006 and 2007 have been derived from our audited financial statements included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2003, 2004 and 2005 and for the fiscal years ended December 31, 2003 and 2004 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. The information set forth below is not necessarily indicative of the results of future operations.

	Years Ended December 31,
(in thousands, except per share)	2003	2004	2005	2006	2007
Statement of Operations Data:
Net sales	$42,502	$60,080	$123,108	$209,503	$246,661
Cost of goods sold	37,036	53,162	103,246	178,862	211,387
Gross profit	5,466	6,918	19,862	30,641	35,274
Operating expenses:
Selling, general and administrative expenses	7,699	9,163	18,350	27,698	30,302
Legal settlement expense	200	—	—	—	—
Impairment of long-lived assets	—	—	—	—	599
Operating income (loss)	(2,433)	(2,245)	1,512	2,943	4,373
Other income (expense):
Interest income (expense)	(244)	(229)	(1,059)	1,254	804
Other expense	—	—	(1,133)	—	—
Income (loss) before income taxes and discontinued operations	(2,677)	(2,474)	(680)	4,197	5,177
Provision for taxes	20	76	329	1,007	1,917
Income (loss) from continuing operations	(2,697)	(2,550)	(1,009)	3,190	3,260
Discontinued operations	(258)	(130)	(36)	—	—
Net income (loss)	(2,955)	(2,680)	(1,045)	3,190	3,260
Deemed dividend on preferred stock	—	—	(1,338)	—	—
Net income (loss) available to common stockholders	(2,955)	(2,680)	$(2,383)	$3,190	$3,260

Basic income (loss) per common share
Income (loss) before discontinued operations	$(0.87)	$(0.82)	$(0.29)	$0.20	$0.20
Loss from discontinued operations	(0.08)	(0.04)	0.00	0.00	0.00
Net income (loss) per share	$(0.95)	$(0.86)	$(0.29)	$0.20	$0.20

Diluted income (loss) per common share
Income(loss) before discontinued operations	$(0.87)	$(0.82)	$(0.29)	$0.19	$0.19
Loss from discontinued operations	(0.08)	(0.04)	0.00	0.00	0.00
Net income (loss) per share	$(0.95)	$(0.86)	$(0.29)	$0.19	$0.19

Basic weighted average of common shares outstanding	3,100	3,100	8,202	15,951	16,204

Diluted weighted average of common shares outstanding	3,100	3,100	8,202	16,967	17,017

	As of December 31,
(in thousands)	2003	2004	2005	2006	2007
Balance Sheet Data:
Cash and cash equivalents	$641	$6,980	$3,845	$17,062	$19,557
Investments in short-term securities	$—	$—	$23,001	$6,450	$9,283
Total assets	$12,415	$19,996	$86,289	$121,603	$126,616
Notes payable-subordinated	$1,150	$1,250	$1,358	$700	$—
Capital lease obligations – current	$89	$131	$107	$46	$47
Notes payable – long term	$2,750	$—	$683	$—	$—
Capital lease obligations - long term	$162	$193	$93	$47	$—
Total liabilities	$10,022	$8,481	$18,946	$19,796	$20,454
Total stockholders’ equity	$2,393	$11,514	$67,343	$101,807	$106,162
Working Capital	$(1,884)	$4,848	$27,488	$29,535	$38,424

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.
(Dollar amounts in thousands)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto, which appear in Item 8 of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review Item 1A. Risk Factors of this Annual Report for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a national provider of specialty pharmacy and disease management services focused on HIV/AIDS patients. We sell HIV/AIDS medications, ancillary drugs and nutritional supplies under our trade name MOMS Pharmacy. We work closely with physicians, nurses, clinics and ASOs, and with government and private payors, to improve clinical outcomes and reduce treatment costs for our patients. Most of our patients rely on Medicaid and other state-administered programs, such as ADAP, to pay for their HIV/AIDS medications.

We believe that the combination of services we offer to patients, healthcare providers and payors makes us an attractive source of specialty pharmacy and disease management services, contributes to better clinical outcomes and reduces overall healthcare costs.  Our services include the following:

•	Specialized MOMSPak prescription packaging that helps reduce patient error associated with complex multi-drug regimens, which require multiple drugs to be taken at varying doses and schedules;

•	Reimbursement experience which assists patients and healthcare providers with the complex reimbursement processes and optimizes collection of payment;

•	Arrangement for the timely delivery of medications in a discreet and convenient manner as directed by our patients or their physicians;

•	Specialized pharmacists who consult with patients, physicians, nurses and ASOs to provide education, counseling, treatment coordination, clinical information and compliance monitoring; and

•	Information systems and prescription automation solutions that make the provision of clinical data and the transmission of prescriptions more efficient and accurate.

We have grown our business primarily by acquiring other specialty pharmacies and expanding our existing business.  In December 2007, we opened our first satellite pharmacy in Oakland, California.    Since the beginning of 2003, we have acquired seven specialty pharmacies in California and two specialty pharmacies in New York.  We also generate internal growth primarily by increasing the number of patients we serve and filling more prescriptions per patient in our existing locations.  We will continue to evaluate acquisitions and expand our existing business as opportunities arise or circumstances warrant.

On March 13, 2008, we signed a definitive merger agreement to acquire 100% of the stock of Biomed for aggregate consideration of approximately $117.8 million.  Biomed is a leading provider of specialized biopharmaceutical medications and services to chronically ill patients.  Under the definitive merger agreement, we will pay Biomed’s stockholders an aggregate of $48.0 million in cash and issue a total of 9.35 million shares of our common and preferred stock valued at approximately $51.4 million.  We will also assume up to $18.4 million of Biomed’s debt.  In addition, we may make an earn-out payment in 2009 if Biomed achieves certain financial performance benchmarks during the first 12 months after closing.  We expect to pay the purchase price with funds from a new senior credit facility, available cash and newly issued common stock and preferred stock.  The closing will be subject to government approval and is expected to close within 60 days.

 Geographic Footprint.  We operate our business as a single reporting segment configured to serve key geographic areas.  As of December 31, 2007, we operated eleven distribution centers, strategically located in California (seven separate locations), New York (two separate locations), Florida and Washington to serve major metropolitan areas where high concentrations of HIV/AIDS patients reside. In discussing our results of operations, we address changes in the net sales contributed by each of these regional distribution centers because we believe this provides a meaningful indication of the historical performance of our business.

We ceased operating our Austin, Texas distribution center as of June 30, 2005. A significant portion of the operations of that distribution center was dedicated to serving organ transplant and oncology patients.  Consistent with our strategy of focusing on the HIV/AIDS market, we decided not to continue this business. We did not record any material expense associated with the discontinuance of these operations and closing that facility. In 2005, our Austin, Texas distribution center contributed approximately $1,500 of net sales to our financial results. As a result of our decision to discontinue our Texas operations, we have presented the results of the Texas distribution center as “discontinued operations.” As required by generally accepted accounting principles in the United States, or GAAP, we have restated prior periods to reflect the presentation of the Texas facility as “discontinued operations,” so that period-to-period results are comparable.

Net Sales. As of December 31, 2007, approximately 64% of our net sales came from payments directly from government sources such as Medicaid, ADAP, and Medicare (excluding Part D, described below, which is administered through private payor sources). These are all highly regulated government programs subject to frequent changes and cost containment measures. We continually monitor changes in reimbursement for HIV/AIDS medications.

On December 8, 2003, the MMA was signed into law. This legislation made significant structural changes to the federal Medicare program, including the establishment of a new Medicare Part D outpatient prescription drug program.  Effective January 1, 2006, Medicaid coverage of prescription drugs for Medicaid beneficiaries who were also eligible for Medicare transitioned to the Medicare program. These beneficiaries, referred to as “dual eligibles,” are now enrolled in the Medicare PDPs. We have agreements in the geographic regions we serve with most of these PDPs to provide prescription drugs to our dual-eligible patients.  Typically, the PDPs provide a lower reimbursement rate than the rates we received from the Medicaid programs. In December 2007 and 2006, approximately 20.3% and 19.4% of our patients, respectively, received coverage under a PDP.

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

Operating Expenses. Our operating expenses are made up of both variable and fixed costs. Our principal variable costs, which increase as net sales increase, are labor and delivery. Our principal fixed costs, which do not vary directly with changes in net sales, are facilities, equipment and insurance.

While we believe that we now have a sufficient revenue base to continue to operate profitably given our current level of operating and other expenses, our business remains subject to uncertainties and potential changes that could result in losses. In particular, changes to reimbursement rates, unexpected increases in operating expenses, difficulty integrating acquisitions or declines in the number of patients we serve or the number of prescriptions we fill could adversely affect our future results. For a further discussion regarding these uncertainties and potential changes, see Item 1A. Risk Factors in this Annual Report on Form 10-K.

Critical Accounting Policies

Management believes that the following accounting policies represent “critical accounting policies,” which the SEC defines as those that are most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often because management must make estimates about uncertain and changing matters. Our critical accounting policies affect the amount of income and expense we record in each period, as well as the value of our assets and liabilities and our disclosures regarding contingent assets and liabilities. In applying these critical accounting policies, we make estimates and assumptions to prepare our financial statements that, if made differently, could have a positive or negative effect on our financial results. We believe that our estimates and assumptions are both reasonable and appropriate, in light of applicable accounting rules. However, estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could differ materially from estimates.

We discuss these and other significant accounting policies related to our continuing operations in Note 2 of the notes to our Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Revenue Recognition.  We are reimbursed for a substantial portion of our net sales by government and private payors. Net sales are recognized upon delivery, which occurs when our customers receive medications or products, and are recorded net of contractual allowances to patients, government and private payors and others in the period when delivery to our patients is completed. Contractual allowances represent estimated differences between billed sales and amounts expected to be realized from third-party payors under contractual agreements.

Any patient can initiate the filling of prescriptions by having a doctor call in prescriptions to our pharmacists, faxing our pharmacists a prescription, mailing prescriptions, or electronically submitting prescriptions to one of our facilities. Once we have verified that the prescriptions are valid and have received authorization from a patient’s insurance company or state insurance program, the pharmacist then fills the prescriptions and ships the medications to the patient through our outside delivery service, an express courier service or postal mail, or the patient picks up the prescription at the pharmacy.  During December 2007, we serviced 15,610 patients.

We receive premium reimbursement under the California Pilot Program and have been certified as a specialized HIV pharmacy eligible for premium reimbursement under the New York State Medicaid program. The California Pilot Program was recently extended as part of California’s 2007 budget process and is currently set to expire on June 30, 2008.  We are currently certified in New York through September 2008.  We qualified for both the California and New York programs in 2005, including retroactive payment of prescriptions dating back to September 2004.  Premium reimbursement for eligible prescriptions dispensed in the current period are recorded as a component of net sales in the period in which the patient receives the medication. These revenues are estimated at the time service is provided and accrued to the extent that payment has not been received.  Under the California Pilot Program, we receive regular payments for premium reimbursement, which are paid in conjunction with the regular reimbursement amounts due through the normal payment cycle.  In New York, we receive the premium payment annually, and we received the annual payment for fiscal 2006 under the New York program in October 2007. For additional information regarding each of these reimbursement programs, please refer to Part I, Item 1. Business—Third Party Reimbursement, Cost Containment and Legislation.

The California Department of Health Services, or DHS, audited the premium reimbursement paid to us under the California Pilot Program for the period September 1, 2004 to August 2, 2007.  Upon completion of the audit, we were assessed and paid $758 of which $640 relates to periods prior to 2007, which was recorded in 2007.

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

Long-Lived Asset Impairment. In assessing the recoverability of our intangible assets, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If we determine that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions: cash flow deficits, a historic or anticipated decline in net sales or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset, and material decreases in the fair value of some or all of the assets. Changes in strategy or market conditions could significantly impact these assumptions, and as a result, we may be required to record impairment charges for these assets. We have adopted Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144.  For the year ended

December 31, 2007, we recorded a non-cash charge of $599 to our results of operations to reflect the impairment of our intangible asset as a result of the termination of our license for the Labtracker-HIVTM software from Ground Zero.

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

If we determine through the impairment review process that goodwill has been impaired, we record an impairment charge in our consolidated statement of income. Based on our 2007 impairment review process, we have not recorded any impairment to goodwill and other intangible assets that have indefinite lives during the fiscal year ended December 31, 2007.

Recently Issued Accounting Pronouncements

We describe recent accounting pronouncements applicable to us under Note 3 to our Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Results of Operations

Fiscal Years Ended December 31, 2007 and 2006

The following table sets forth the net sales and operating data for each of our distribution centers for the 12 months ended December 31, 2007 and 2006:

(In thousands, except patient and prescription data)
	Year Ended December 31,
	2007			2006
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months
California (1)	$160,324	654,521	138,716	$138,291	589,419	124,891
New York (2)	79,871	298,464	44,734	65,250	249,427	37,858
Seattle	4,278	21,753	3,907	3,864	20,440	3,642
Florida	2,188	9,768	1,451	2,098	10,861	1,527
Total	$246,661	984,506	188,808	$209,503	870,147	167,918

(1)
California operations for the 12 months ended December 31, 2006 include $858 of retroactive premium reimbursement for prior periods in 2005 and 2004.   California operations for the 12 months ended December 31, 2006 also include partial period contributions from the acquisitions of H&H Drug Stores, Inc., or H&H, and Whittier Goodrich Pharmacy, Inc., or Whittier.  We acquired H&H on April 6, 2006 and Whittier on May 1, 2006.  California operations for the 12 months ended December 31, 2007 include a reduction of $640 of premium reimbursement for prior periods in 2006, 2005 and 2004 related to the DHS audit.  In the second quarter of 2007, we identified an error in the reporting of Gardena prescriptions and corrected the previously reported number of prescriptions of 595,208 in California for the 12- month period ended December 31, 2006.

(2)
New York operations for the 12 months ended December 31, 2006 include $59 of retroactive premium reimbursement for prior periods in 2005.  New York operations for the 12 months ended December 31, 2006 include partial period contributions from the acquisitions of H.S. Maiman Rx, Inc., or Maiman, and St. Jude Pharmacy & Surgical Supply Corp., or St. Jude.  We acquired Maiman on March 13, 2006 and St. Jude on July 14, 2006.

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

Net Sales. Net sales in 2007 increased to $246,661 from $209,503 in 2006, an increase of 17.7%. Included in net sales for the year ended December 31, 2006 is $917 of retroactive premium reimbursement relating to prior periods in 2005 and 2004, as a result of retroactive payment of prescriptions dating back to September 2004 upon our qualification in 2005 for the California Pilot Program and premium reimbursement in New York.  Included in net sales for the year ended December 31, 2007 is a reduction of $640 of premium reimbursement, previously reported in 2005 and 2006 revenue, related to prior periods in 2006, 2005 and 2004, as a result of the DHS audit. Net sales in California and New York increased by 15.9% and 22.4%, respectively for the year ended December 31, 2007 as compared to the same period in 2006, primarily attributable to acquisitions completed during fiscal 2006 and an increase in volume from the addition of new patients.  For the years ended December 31, 2007 and 2006, we recorded net sales of $2,330 and $2,685, respectively, for the New York and California premium reimbursement programs collectively.

As of December 31, 2007 and 2006, the receivable balance relating to premium reimbursement was $792 and $606.  Accounts receivable at December 31, 2007 consisted of $792 relating to the New York reimbursement program for which we receive annual payments.  Based on our experience in 2007, we expect to receive payment with respect to the New York program in the fourth quarter of 2008; however, there can be no assurance as to when we will actually receive payment.  At December 31, 2007, we had a liability of $180 related to the California reimbursement program for overpayments made in 2007.

Gross Profit. Gross profit was $35,274 and $30,641 for the years ended December 31, 2007 and 2006, respectively, and represents 14.3% and 14.6% of net sales, respectively. Gross profit for the years ended December 31, 2007 and 2006 includes ($640) and $917, respectively, related to the retroactive premium reimbursement (in net sales) from prior periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2007 increased to $30,302 from $27,698 for the year ended December 31, 2006, but declined as a percentage of net sales to 12.3% in 2007 from 13.2% in 2006. The increase in selling, general and administrative expenses was primarily due to increased expenses related to acquisitions. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily due to integrating the acquisitions into our existing facilities, which improved operating efficiencies related to labor and other resources as prescription volumes increased.

 The increase in selling, general and administrative expenses for the year ended December 31, 2007 as compared to the same period in 2006 primarily consisted of the following components:

Components of Selling, General and Administrative Expense	Change ($)
Legal expenses	$1,345
Labor Expenses	1,092
Shipping and postage	457

Included in selling, general & administrative expenses for the fiscal year ended December 31, 2007 was approximately $1,485 of legal expenses relating to the litigation with Oris Medical Systems, Inc., or OMS, discussed in Part I, Item 3.  Legal Proceedings of this Annual Report on Form 10-K.

Increase in labor and shipping expenses are related the increased costs associated with a full year of our 2006 acquisitions of Maiman, H&H, Whittier and St. Jude.

Impairment of Long-Lived Assets. As a result of the termination of the LabTracker license agreement with Ground Zero, we recorded a charge of $599 ($1,228, less accumulated amortization of $629) for the year ended December 31, 2007 to reflect the impairment of a long-lived asset related to the LabTracker license.

Operating Income.  Operating income for the year ended December 31, 2007 was $4,373 as compared to an operating income of $2,943 for the year ended December 31, 2006, which represented 1.8% and 1.4% of net sales, respectively. The increase in operating income in 2007 is attributable to an increase in gross profit of $4,633, offset by an increase in selling, general and administrative expenses of $2,604 and an impairment of long-lived assets charge of $599.  The overall increase in operating income resulted primarily from a full year of our 2006 acquisitions integrated into our existing facilities and, to a lesser extent, prescription growth at our existing pharmacies.

Interest Income. Interest income was $804 and $1,254 for the years ended December 31, 2007 and 2006, respectively. The decrease in interest income is attributable to our increased use of cash to finance acquisitions during 2006, rather than investing those cash amounts, and to the change in our investment portfolio to non-taxable securities.  We receive interest income primarily from our investment in short-term securities and other cash equivalents.

Provision for Taxes. We recorded a provision for taxes in the amount of $1,917 and $1,007 for the years ended December 31, 2007 and 2006, respectively.  The provision for the years ending December 31, 2007 and 2006 relate to federal, state and local income tax as adjusted for certain permanent differences.  Our income taxes payable were significantly less than the tax provisions due to significant tax deductions related to non-cash compensation in 2006 and net operating loss deductions attributable to such non-cash compensation in 2007.  The tax benefit of these deductions was credited to additional paid in capital.

The increase in the effective tax rate to 37.0% for the year ended December 31, 2007 from 24.0% for the year ended December 31, 2006 is due to the fact that, for the year ended December 31, 2006, a benefit was recognized upon the reversal of a valuation allowance against our deferred tax assets, thereby reducing the effective tax rate.  Because the valuation allowance was released at December 31, 2006, there is no such benefit recognized in the year ended December 31, 2007.

Net Income. For the year ended December 31, 2007, we recorded net income of $3,260 as compared to a net income of $3,190 for the comparable period in 2006. Net income for the year ended December 31, 2007 includes a ($640) pre-tax adjustment to premium reimbursement for prior periods ($403 net of tax) as a result of the DHS audit and a $599 pre-tax charge for the impairment of long-lived assets ($377 net of tax).  Net income for the year ended December 31, 2006 includes $917 of pre-tax retroactive premium reimbursement ($697 net of tax) from prior periods in 2005 and 2004, as a result of retroactive payment of prescriptions dating back to September 2004 upon our qualification in 2005 for the California Pilot Program and premium reimbursement in New York.

Fiscal Years Ended December 31, 2006 and 2005

The following table sets forth the net sales and operating data for each of our distribution centers for the 12 months ended December 31, 2006 and 2005:

 (In thousands, except patient & prescription data)
	Year Ended December 31,
	2006			2005
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months
California (1)(2)	$138,291	589,419	124,891	$75,396	354,072	75,603
New York (3)	65,250	249,427	37,858	42,905	162,108	22,995
Seattle (4)	3,864	20,440	3,642	2,778	16,617	2,867
Florida	2,098	10,861	1,527	2,029	12,488	1,486
Total	$209,503	870,147	167,918	$123,108	545,285	102,951

(1)
California operations for the 12 months ended December 31, 2006 includes $858 of retroactive premium reimbursement for prior periods in 2005 and 2004. For the 12 months ended December 31, 2005, California operations include retroactive premium reimbursement of $185 for prior periods in 2004.  California operations for the 12 months ended December 31, 2006 also includes 12 months of contribution from the acquisitions of Specialty Pharmacies, Inc, or SPI, Frontier Pharmacy & Nutrition, or PMW and Priority Pharmacy, or Priority. Additionally, it includes 8.5 months of contribution from H&H and eight months of contribution from Whittier.   In the second quarter of 2007, we identified an error in the reporting of Gardena prescriptions and corrected the previously reported number of prescriptions of 595,208 in California for the 12- month period ended December 31, 2006.

(2)	California operations for the 12 months ended December 31, 2005 includes ten months of contribution from SPI, five months of contribution from PMW and one month of contribution from Priority.

(3)
New York operations for the 12 months ended December 31, 2006 includes $59 of retroactive premium reimbursement for prior periods in 2005. For the 12 months ended December 31, 2005, New York operations include retroactive premium reimbursement of $99 for prior periods in 2004.  New York operations for the 12 months ended December 31, 2006 also includes 9.5 months of contribution from Maiman and 5.5 months of contribution from St. Jude.

(4)	Seattle operations for the 12 months ended December 31, 2005 includes ten months of contribution from SPI.

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

Net Sales. Net sales in 2006 increased to $209,503 from $123,108 in 2005, an increase of 70.2%. Included in net sales for the years ended December 31, 2006 and 2005 is $917 and $284 of retroactive premium reimbursement, respectively, relating to prior periods as a result of retroactive payment of prescriptions dating back to September 2004 upon our qualification in 2005 for the California Pilot Program and premium reimbursement in New York.  Net sales in California and New York increased by 83.4% and 52.1%, respectively for the year ended December 31, 2006 as compared to the same period in 2005, primarily because of acquisitions completed during fiscal 2006, and, to a lesser extent, increases in the number of prescriptions filled at our existing facilities. Sales increased in Seattle primarily due to a full year’s contribution from SPI in 2006 as compared to ten months contribution in 2005. Our Florida revenue increased 3.4% year over year primarily due to an increase in the average revenue per prescription.

In 2005, we qualified for the California Pilot Program and for additional reimbursement in New York under specialized reimbursement for HIV pharmacies. Both states’ programs also provided for retroactive payment of prescriptions dating back to September 2004. In the second and third quarters of fiscal 2005, we began recognizing revenue relating to premium reimbursement in New York and California, respectively, under each state’s program for qualified pharmacies. These revenues are estimated at the time service is provided and accrued to the extent that payment has not been received.  For the years ended December 31, 2006 and 2005, we recorded net sales of $2,685 and $2,555, respectively, for the New York and California premium reimbursement programs, collectively.  As of December 31, 2006 and 2005, we had accounts receivable of $606 and $2,412, respectively, relating to premium reimbursement in New York and California including retroactive payments for prior periods. The accounts receivable at December 31, 2006 consisted of $487 relating to the New York reimbursement program, which was collected in October 2007.    The balance relating to the California Pilot Program has been collected.

Gross Profit. Gross profit was $30,641 and $19,862 for the years ended December 31, 2006 and 2005, respectively, and represents 14.6% and 16.1% of net sales, respectively. Gross profit for the years ended December 31, 2006 and 2005 includes $917 and $284, respectively, related to the retroactive premium reimbursement (in net sales) from prior periods. Gross margin for the fiscal year ended December 31, 2006 decreased 1.5% as compared with the gross margin for the fiscal year ended December 31, 2005, primarily due to lower reimbursement on patients that moved from state Medicaid programs to Medicare Part D PDPs and our increased focus on our lower-margin HIV business as our higher-margin North American Home Health Supply, Inc., or NAHH, business becomes a smaller portion of our overall business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2006 increased to $27,698 from $18,350 for the year ended December 31, 2005, but declined as a percentage of net sales to 13.2% in 2006 from 14.9% in 2005. The increase in selling, general and administrative expenses was primarily due to increased expenses related to acquisitions. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily due to integrating the acquisitions into our existing facilities, which improved operating efficiencies related to labor and other resources as prescription volumes increased.

 The increase in selling, general and administrative expenses for the year ended December 31, 2006 as compared to the same period in 2005 primarily consisted of the following components:

Components of Selling, General and Administrative Expense	Change ($)
Labor expenses	$3,961
Depreciation and amortization	1,607
Bad debt	949
Shipping and postage	598
Rent and facilities	383
Legal expenses	370
Stock compensation expense	310
Pharmacy supplies	198

Included in selling, general & administrative expenses for the fiscal year ended December 31, 2006 was approximately $607 of legal, accounting and printing expenses relating to the SEC’s informal inquiry, discussed in Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K, our comment letter review process with the SEC in 2006 and the restatement of our financial statements for prior periods in 2006 and 2005.

 Included in selling, general & administrative expenses for the fiscal year ended December 31, 2006 was $1,077 of bad debt expense. This balance includes a bad debt adjustment of $453 for retroactive premium reimbursement related to our San

Francisco facility. The State of California issued payment to us for retroactive premium reimbursement for prior periods in 2004 and early 2005, which was less than the amount California previously indicated we would receive.  We are now receiving regular weekly payments for current transactions under the California Pilot Program through the normal reimbursement process.  In 2005, we recorded $128 in bad debt expense.  This amount includes a recovery of $88 for accounts previously deemed uncollectible and recorded as bad debt in prior periods.  This resulted in a net increase in bad debt of $408 year over year; however, bad debt remained relatively flat as a percentage of net sales.

Operating Income. Operating income for the year ended December 31, 2006 was $2,943 as compared to an operating income of $1,512 for the year ended December 31, 2005, which represented 1.4% and 1.2% of net sales, respectively. The increase in operating income is attributable to an increase in gross profit of $10,779, partially offset by an increase in selling, general and administrative expenses of $9,348. The overall increase in operating income resulted primarily from our acquisitions in 2006 and, to a lesser extent, increased prescription volume at our existing pharmacies.

Interest Income (Expense). Interest income was $1,254 for the year ended December 31, 2006 as compared to interest expense of $1,059 for the year ended December 31, 2005. The decrease in interest expense is primarily attributable to our repayment of short term loans under our revolving credit facility during the second quarter of 2005 with proceeds from our initial public offering, or IPO, in 2005, as well as to $966 of non-cash expense recorded in June 2005 related to the fair value of warrants that we issued in connection with the private placement of subordinated notes and that we issued to a director in exchange for the guarantee of a credit facility. Interest income for the year ended December 31, 2006 was primarily due to our investment in short-term securities and cash balances.

Other Income (Expense). Other expense was $1,133 for the year ended December 31, 2005 related to the fair value adjustment of redeemable warrants that became non-redeemable upon the completion of our IPO.  For the year ended December 31, 2006, there were no other expenses recorded.

Provision for Taxes. We recorded a provision for taxes in the amount of $1,007 and $329 for the years ended December 31, 2006 and 2005, respectively. These provisions relate primarily to state income tax and federal alternative minimum tax, which would have been payable before income tax deductions relating to stock-based compensation created a taxable loss, and deferred taxes relating to tax-deductible goodwill. Because the tax provisions are not payable by us, the amounts were credited to additional paid in capital. The effective tax rates for the years ended December 31, 2006 and 2005 were 24.0% and (48.4%), respectively, in each case, as a result of the utilization of prior year net operating loss carry forwards.

Net Income. For the year ended December 31, 2006, we recorded net income of $3,190 as compared to a net loss of ($2,383) for the comparable period in 2005. Net income for the year ended December 31, 2006 includes $917 of pre-tax retroactive premium reimbursement ($697 net of tax) from prior periods in 2005 and 2004, as a result of retroactive payment of prescriptions dating back to September 2004 upon our qualification in 2005 for the California Pilot Program and premium reimbursement in New York.

Liquidity and Capital Resources

 As of December 31, 2007, we had $19,557 of cash and cash equivalents and $9,283 of short-term investments, as compared to cash and cash equivalents of $17,062 and short-term investments of $6,450 as of December 31, 2006.  The increase in cash and cash equivalents was primarily due to an increase in cash provided by operating activities.

Our short-term investments as of December 31, 2007 are investments in auction rate securities.  Contractual maturities for these auction rate securities range from 18 years to 34 years with an interest reset date of approximately 35 days.  Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates.  With the liquidity issues experienced in the global credit and capital markets, some of our auction rate securities have experienced multiple failed auctions.  We have been able to successfully liquidate $7,100 of these instruments held at December 31, 2007 in auctions held in early 2008.  However, we have not been able to liquidate the remaining balance and have not purchased any additional auction rate securities in 2008.  It is our intent to hold the $2,200 balance until liquidity is restored which we expect to be later in 2008 and we do not expect to incur any losses.   We do not anticipate having to sell these securities in order to operate our business.  We believe that with our current cash and cash equivalents of $19,557 at December 31, 2007, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow or our ability to fund our operations.

Accounts receivable, net of allowance, increased $724 in the fiscal year ended December 31, 2007 from December 31, 2006, primarily due to increased revenues.  Inventory increased $3,142 in the fiscal year ended December 31, 2007 from December 31, 2006 due to an increase in purchasing to take advantage of product discounts and additional inventory needed to support the current volume of business.  The increase in accounts payable and accrued expenses from $17,601 as of

December 31, 2006 to $18,151 as of December 31, 2007 was due principally to Medi-Cal liability that resulted from the DHS audit related to our premium reimbursement in California.

On April 21, 2006, we allowed our credit facility agreement with GE HFS Holdings, Inc. f/k/a Heller Healthcare Finance, or GE, to expire. The GE credit facility had provided us with the ability to borrow up to a maximum of $6,000, based on our accounts receivable. As of February 5, 2007, this agreement had been fully terminated and the UCC financing statement removed.

During the fourth quarter of 2007, we serviced 1,177 total patients that were monitored under the LabTracker software and/or Oris System, an electronic prescription writing system, both of which are subject to an earn-out formula that gives OMS and Ground Zero the right to receive quarterly payments based on the net number of new HIV patients of physician customers who utilize the LabTracker software or the Oris System.  The number of patients monitored under the LabTracker software and/or under Oris System and covered under the Oris earn-out formula decreased by 31 patients from the third quarter of 2007.  Since acquiring the assets of OMS, a total of 638 patients have been subject to the Oris earn-out formula  set forth in the asset purchase agreement with OMS, with $638 earned by OMS and Ground Zero under the agreement.

On April 2, 2007, Ground Zero formally notified us of the termination of our license to use the LabTracker software.  Notwithstanding the termination, additional earn-out payments will continue to be recorded as earned over the succeeding 16 months following the license termination.  OMS’ and Ground Zero’s rights to the additional payments terminate in October 2008.

Operating Requirements.  Our primary liquidity need is cash to purchase medications to fill prescriptions. Our primary vendor, AmerisourceBergen, requires payment within 31 days of delivery of the medications to us. We are reimbursed by third-party payors, on average, within 30 days after a prescription is filled and a claim is submitted in the appropriate format.

The five-year purchase agreement that we signed with AmerisourceBergen in September 2003 improved our supplier payment terms from an original payment period of 13 days to 31 days. These payment terms improved our liquidity and enabled us to reduce our working capital. Since entering into the agreement with Amerisource Bergen, we have purchased the majority of our medications from AmerisourceBergen.  If we do not meet the aggregate minimum purchase commitments under our agreement with AmerisourceBergen by the end of the five-year term, we will be charged 0.2% of the un-purchased volume commitment. We have purchased approximately $437,212 under the agreement with Amerisource Bergen, and we believe we have met our minimum purchase obligations under this agreement. Pursuant to the terms of a related security agreement, AmerisourceBergen has a subordinated security interest in all of our assets.

Our operations provided $6,168 and $5,131 of cash over the fiscal year ended December 31, 2007 and 2006, respectively.

Cash flows used in investing activities were $3,660 and $22,349 for the years ended December 31, 2007 and 2006, respectively.  This included payments of $519 and $38,316 for acquisitions, net investments in short term securities of $2,820 and ($16,501), and the purchase of property and equipment of $321 and $534 for the years ended December 31, 2007 and 2006, respectively.

Cash flows used in financing activities for the year ended December 31, 2007 was $13 and provided by financing activities for the year ended December 31, 2006 was $30,435.  Net proceeds provided by financing activities for the year ended December 31, 2006 included net proceeds of $28,852 from our secondary offering of common stock in January 2006.  Also included for the year ended December 31, 2006 was net proceeds of $2,153 from the exercise of employee stock options and warrants and the tax benefit realized from the exercise of employee stock options of $733 and $212 for the years ended December 31, 2007 and 2006, respectively.  Cash flows were net of the repayment of various obligations (principally debt) of $746 and $782 for the years ended December 31, 2007 and 2006, respectively.

As of March 10, 2008, we had approximately $31,037 in cash and short term investments. We believe that our cash balances will be sufficient to provide us with the capital required to fund our working capital needs and operating expense requirements for at least the next 12 months.

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

Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements beyond the next 12 months, unanticipated events and opportunities may make it necessary for us to return to the public markets or establish new credit facilities or raise capital in private transactions in order to meet our capital requirements.  However, we can offer no assurance that we will be able to obtain adequate financing on reasonable terms or on a timely basis, if at all.

Contractual Obligations.  At December 31, 2007, our contractual cash obligations and commitments over the next five years were as follows:
 (In thousands)
	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Capital Lease Obligations (1)	47	47	—	—	—
Operating Leases	1,304	681	582	41	—
Total	$1,351	$728	$582	$41	$—

(1)	Interest payments on these amounts will be approximately $3 over the next three years.

On March 13, 2008, we signed a definitive merger agreement to acquire 100% of the stock of Biomed for aggregate consideration of approximately $117.8 million.  Biomed is a leading provider of specialized biopharmaceutical medications and services to chronically ill patients.  Under the definitive merger agreement, we will pay Biomed’s stockholders an aggregate of $48.0 million in cash and issue a total of 9.35 million shares of our common and preferred stock valued at approximately $51.4 million.  We will also assume up to $18.4 million of Biomed’s debt.  In addition, we may make an earn-out payment in 2009 if Biomed achieves certain financial performance benchmarks during the first 12 months after closing.  We expect to pay the purchase price with funds from a new senior credit facility, available cash and newly issued common stock and preferred stock.  The closing will be subject to government approval and is expected to close within 60 days.

Off-Balance Sheet Arrangements.  We do not have any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We have limited exposure to financial market risks, including changes in interest rates. At March 10, 2008, we had cash and cash equivalents of approximately $28.8 million and short-term investments of approximately $2.2 million. Cash and cash equivalents consisted of demand deposits, money market accounts and government obligations. Short-term investments consisted of highly liquid investments in auction rate securities.  These investments are classified as available-for-sale and are considered short-term because they mature within 12 months.  Due to their short maturities, we do not believe these investments are subject to a material interest rate risk. We may sell these investments prior to maturity, and therefore, we may not realize the full value of these investments. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest only in short-term, investment grade, interest-bearing instruments and thus do not expect future interest rate risk to be significant.  We have not hedged against our interest rate risk exposure for our cash or investments.

Other Market Risk

With the liquidity issues experienced in the global credit and capital markets, $2.2 million of our auction rate securities have experienced multiple failed auctions in early 2008.  It is our intent to hold the $2.2 million until liquidity is restored, and we do not expect to incur any losses.

We are not subject to other market risks such as currency risk, commodity price risk or equity price risk.

Item 8.  Financial Statements and Supplementary Data.

The following financial statements are included in this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Allion Healthcare, Inc.
Melville, New York

We have audited the accompanying consolidated balance sheets of Allion Healthcare, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in Part IV, Item 15(2) of this Annual Report, for each of the three years in the period ended December 31, 2007. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allion Healthcare, Inc. and Subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), Allion Healthcare, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Melville, New York
March 14, 2008

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

( in thousands )	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$19,557	$17,062
Short term investments and securities held for sale	9,283	6,450
Accounts receivable, (net of allowance for doubtful accounts of $149 in 2007 and $425 in 2006)	18,492	18,297
Inventories	8,179	5,037
Prepaid expenses and other current assets	767	634
Deferred tax asset	344	402
Total Current Assets	56,622	47,882

Property and equipment, net	790	890
Goodwill	41,893	42,067
Intangible assets, net	27,228	30,683
Other assets	83	81
Total Assets	$126,616	$121,603

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$15,832	$16,339
Accrued expenses	2,319	1,262
Notes payable-subordinated	—	700
Current portion of capital lease obligations	47	46
Total Current Liabilities	18,198	18,347

Long Term Liabilities:
Capital lease obligations	—	47
Deferred tax liability	2,212	1,343
Other	44	59
Total Liabilities	20,454	19,796

Commitments And Contingencies
Stockholders’ Equity
Convertible preferred stock, $.001 par value; shares authorized 20,000; issued and outstanding -0- in 2007 and 2006	—	—
Common stock, $.001 par value; shares authorized 80,000; issued and outstanding 16,204 in 2007 and 2006	16	16
Additional paid-in capital	112,636	111,549
Accumulated deficit	(6,487)	(9,747)
Accumulated other comprehensive loss	(3)	(11)
Total stockholders’ equity	106,162	101,807
Total Liabilities And Stockholders’ Equity	$126,616	$121,603

See accompanying notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(in thousands except per share data)	2007	2006	2005

Statement of Operations Data:
Net sales	$246,661	$209,503	$123,108
Cost of goods sold	211,387	178,862	103,246
Gross profit	35,274	30,641	19,862

Operating expenses:
Selling, general and administrative expenses	30,302	27,698	18,350
Impairment of long-lived assets	599	—	—
Operating income	4,373	2,943	1,512
Other income (expense):
Interest income (expense)	804	1,254	(1,059)
Other expense	—	—	(1,133)
Income (loss) before income taxes and discontinued operations	5,177	4,197	(680)

Provision for taxes	1,917	1,007	329
Income (loss) from continuing operations	3,260	3,190	(1,009)

Loss from discontinued operations	—	—	(36)
Net income (loss)	3,260	3,190	(1,045)

Deemed dividend on preferred stock	—	—	1,338
Net income (loss) available to common stockholders	$3,260	$3,190	$(2,383)
Basic income (loss) per common share:
Income (loss) before discontinued operations	$0.20	$0.20	$(0.29)
Loss from discontinued operations	$0.00	$0.00	$0.00
Net income (loss) per share	$0.20	$0.20	$(0.29)

Diluted income (loss) per common share
Income (loss) before discontinued operations	$0.19	$0.19	$(0.29)
Loss from discontinued operations	$0.00	$0.00	$0.00
Net income (loss) per share	$0.19	$0.19	$(0.29)

Basic weighted average of common shares outstanding	16,204	15,951	8,202
Diluted weighted average of common shares outstanding	17,017	16,967	8,202

See accompanying notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(in thousands)
	Preferred Stk. $.001 par value		Common Stk. $.001 par value		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2004	4,570	$5	3,100	$3	$22,060	$(10,554)	$—	$11,514
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	—	39	39
Net loss	—	—	—	—	—	(1,045)	—	(1,045)
Total comprehensive loss								(1,006)
Issuance of warrants for:
Acquisition	—	—	—	—	559	—	—	559
Services	—	—	—	—	966	—	—	966
Issuance of Common Stock:	—	—	—	—	—	—	—	—
Public Offering	—	—	4,600	5	53,549	—	—	53,554
Conversion of Preferred to Common Stock	(4,570)	(5)	4,795	5	1,338	—	—	1,338
Exercise of options	—	—	213		448	—	—	448
Exercise of warrants	—	—	248		1	—	—	1

Additional cost for prior year issuance of preferred shares	—	—	—	—	(2)	—	—	(2)
Mandatory redeemable warrants	—	—	—	—	1,133	—	—	1,133

Deemed Dividend	—	—	—	—	—	(1,338)	—	(1,338)

Tax benefit from exercise of employee stock options	—	—	—	—	176	—	—	176
Balance, December 31, 2005	—	—	12,956	$13	$80,228	$(12,937)	$39	$67,343

Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	—	(50)	(50)
Net income	—	—	—	—	—	3,190	—	3,190
Total comprehensive income								3,140
Issuance of Common Stock:	—	—	—	—	—	—	—	—
Public offering	—	—	2,465	2	28,850	—	—	28,852
Exercise of options	—	—	421	1	1,248	—	—	1,249
Exercise of warrants	—	—	362		904	—	—	904

Cost of secondary offering	—	—			(203)	—	—	(203)
Stock based compensation					310			310
Tax benefit from exercise of employee stock options	—	—	—	—	212	—	—	212
Balance, December 31, 2006	—	—	16,204	$16	$111,549	$(9,747)	$(11)	$101,807

Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	—	8	8
Net income	—	—	—	—	—	3,260	—	3,260
Total comprehensive income								3,268
Stock based compensation					354			354
Tax benefit from exercise in prior years of employee stock options	—	—	—	—	733	—	—	733

Balance, December 31, 2007	—	—	16,204	$16	$112,636	$(6,487)	$(3)	$106,162

See accompanying notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,260	$3,190	$(1,045)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,574	3,540	1,935
Impairment of long-lived asset	599	—	—
Deferred rent	(15)	30	7
Mandatory redeemable warrants	—	—	1,133
Non-cash interest expense	—	—	966
Amortization of debt discount on acquisition notes	—	17	34
Provision for doubtful accounts	529	1,077	128
Non-cash stock compensation expense	354	310	—
Deferred taxes	922	795	153
Changes in operating assets and liabilities exclusive of acquisitions:
Accounts receivable	(724)	(4,733)	(6,161)
Inventories	(3,142)	(699)	(810)
Prepaid expenses and other assets	87	(77)	(458)
Accounts payable and accrued expenses	724	1,681	3,445
Net cash provided by (used in) operating activities:	6,168	5,131	(673)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(321)	(534)	(330)
Purchase of short term investments	(66,470)	(90,857)	(22,962)
Sale of short term investments	63,650	107,358	—
Payments for acquisition of North American	—	(17)	(5,409)
Payments for acquisition of Specialty Pharmacy	—	(9)	(5,061)
Payments for investment in Oris Medical’s Assets	(298)	(372)	(1,396)
Payments for acquisition of PMW	—	—	(9,997)
Payments for acquisition of Priority	—	(1,399)	(6,918)
Payments for acquisition of Maiman	—	(5,812)	—
Payments for acquisition of H&H	—	(4,744)	—
Payments for acquisition of Whittier	(1)	(15,891)	—
Payments for acquisition of St. Jude	—	(10,072)	—
Payments for deferred acquisition costs	(220)	—	—
Net cash used in investing activities	(3,660)	(22,349)	(52,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Preferred Stock -Net of fees	—	—	103
Net proceeds from line of credit	—	—	43,252
Repayment of line of credit	—	—	(43,253)
Net Proceeds from IPO/ Secondary Offering	—	28,852	53,554
Net Proceeds—Exercise of Employee Stock Options and Warrants	—	2,153	449
Tax benefit from exercise of employee stock options	733	212	176
Notes Payable and Warrants from Acquisitions	—	—	(2,982)
Repayment of Notes & Capital Leases	(746)	(782)	(4,984)
Proceeds from Notes Payable	—	—	3,500
Follow-on offering costs	—	—	(204)
Net cash (used in) provided by financing activities	(13)	30,435	49,611
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,495	13,217	(3,135)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,062	3,845	6,980
CASH AND CASH EQUIVALENTS, END OF YEAR	$19,557	$17,062	$3,845
SUPPLEMENTAL DISCLOSURE
Income Taxes Paid	$82	$103	$—
Interest Paid	$46	$52	$537

See accompanying notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share and patient data)

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

Inventories. Inventories consist entirely of pharmaceuticals available for sale. Inventories are recorded at lower of cost or market, cost being determined on a first-in, first-out basis.

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

The Company receives premium reimbursement under the California HIV/AIDS Pharmacy Pilot Program (the “California Pilot Program”) and is certified as a specialized HIV pharmacy eligible for premium reimbursement under the New York State Medicaid program. Premium reimbursement for eligible prescriptions dispensed in the current period are recorded as a component of net sales in the period in which the patient receives the medication. Payments for premium reimbursement are paid to the Company in conjunction with the regular reimbursement amounts due through the normal payment cycle for the California Pilot Program, and the Company receives annual payment under the New York program.

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

Cash Equivalents. For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents include money market accounts and government obligations.

Short Term Investments. The Company’s short term investments consist of certificates of deposit and available for sale securities (principally auction rate securities), which are carried at fair value. Unrealized gains and losses are reported as accumulated comprehensive income in stockholders’ equity until realized.  For additional discussion of short term investments, refer to Note 7 in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

In early 2008, the global credit and capital markets have experienced liquidity issues.  There have been recent auction market failures and at present there is no official estimate when liquidity will be restored to the market.  Approximately $7,100 auction rate securities were sold in the first quarter of 2008.  It is the Company’s intention to hold the balance of $2,200 until liquidity is restored (expected to be later in 2008) and the Company does not expect to incur any losses. As of December 31, 2007, the Company did not incur any impairment charge.

Net Earnings (Loss) Per Share Information. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive. The following table sets forth the computation of basic and diluted net income per share:

	For the year ended December 31,
	2007	2006	2005
Numerator:
Net Income (loss) available to common stockholders	$3,260	$3,190	$(2,383
Denominator:
Weighted average common shares outstanding	16,204	15,951	8,202
Effect of dilutive common stock options	456	597	—
Effect of dilutive common stock warrants	357	419	—
Diluted weighted average of common shares	17,017	16,967	8,202

Earnings per common shares:
Basic income (loss) per common share	$0.20	$0.20	$(0.29
Diluted income (loss) per common share	$0.19	$0.19	$(0.29

For the years ended December 31, 2007, 2006 and 2005, the diluted earnings (loss) per share does not include the impact of common stock options and warrants then outstanding of  915, 150, and 2,603, respectively, as the effect of their inclusion would be anti-dilutive.

Stock-Based Compensation Plans. Under the terms of the Company’s stock option plans, the Board of Directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of the Company.

 On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement on Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share Based Payment” (“SFAS 123R”), which requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as compensation expense over the requisite service period. The Company adopted SFAS 123R by applying the modified prospective transition method and, therefore, (i) did not restate any prior periods and (ii) is recognizing compensation expense for all share-based option awards granted after January 1, 2006 and that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the Company’s SFAS 123 pro-forma disclosures.

Prior to adopting SFAS 123R, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its employee share-based compensation. Under APB No. 25, compensation expense was recorded if, on the date of grant, the market price of the underlying share exceeded its exercise price. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”

(“SFAS No. 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123” (“SFAS No. 148”), the Company had retained the accounting prescribed by APB No. 25 and presented the disclosure information prescribed by SFAS No. 123 and SFAS No. 148.

 Had compensation expense for stock option awards issued been determined under the fair value method of SFAS No. 123, the Company’s net loss and EPS for the year ended December 31, 2005 would have been:

YEAR ENDED
December 31, 2005
Net loss available to common shareholders	$(2,383)
Stock-based compensation cost	(361)
Pro-forma net loss available to common shareholders	$(2,744)
Reported basic and diluted EPS	$(0.29)
Pro-forma basic and diluted EPS	$(0.33)

During the year ended December 31, 2007 and 2006, the Company recorded $354 and $310, respectively, in non-cash compensation expense related to its share-based compensation awards. The Company recognizes compensation expense for share-based option awards on a straight-line basis over the requisite service period of the entire award.  Compensation expense related to share-based option awards is recorded in selling, general and administrative expenses.  The grant-date fair value of share-based payment awards is determined using a Black-Scholes model.  The weighted average grant-date fair value of options granted during 2006 and 2005 were $4.29 and $4.43, respectively.  The Company did not grant any options in 2007.

The following table summarizes the assumptions used for option grants during the years ended December 31, 2006 and 2005.

	2006	2005
Risk-free interest rate	5.23%	3.96%
Dividend yield	0.00%	0.00%
Volatility factor	44.81%	20.00%
Weighted average expected life	6.5 years	8 years

The risk-free interest rate used in the Black-Scholes valuation model is based on the market yield currently available in U.S. Treasury securities with equivalent maturities. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period during which the share-based awards are expected to be outstanding and were determined based on contractual terms of the share-based awards and vesting schedules. Expected volatility is based on market prices of traded shares for comparable entities within the Company’s industry.  Prior to the Company’s June 22, 2005 initial public offering (“IPO”), Allion used the minimum value method to calculate volatility.

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

Shipping and Handling Costs. Incurred shipping and handling costs are included in selling, general and administrative expenses. Shipping and handling costs were approximately $2,770, $2,313 and $1,715, in 2007, 2006, and 2005, respectively. Shipping and handling costs are not billed to customers.

    Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), amortization of intangible assets is provided using the straight-line method over the estimated useful lives of the assets. The carrying values of intangible and other long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions: cash flow deficits, a historic or anticipated decline in net sales or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset, and a material decrease in the fair market value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups.  For the year ended December 31, 2007, the Company recorded a non-cash charge of $599 to reflect the impairment of an intangible asset as a result of the termination of a license for the Labtracker-HIVTM software from Ground Zero Software, Inc. (“Ground Zero”).

Goodwill and Other Indefinite-Lived Intangible Assets. In accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets associated with the Company’s acquisitions that are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Such impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present-value technique, such as estimates of future cash flows. The Company assesses the potential impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors considered important which could trigger an interim impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business; and

•	Significant negative industry or economic trends.

If the Company determines through the impairment review process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of operations. Based on the 2007 review process, there was no goodwill impairment.

Advertising Costs. Advertising costs are expensed as incurred. Advertising costs in 2007, 2006 and 2005 were approximately $108, $74, and $30, respectively, and were included in selling, general and administrative expenses.

Reclassifications. Certain prior years’ balances have been reclassified to conform with the current year’s presentation.

Note 3. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one-year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is currently evaluating the impact of implementation of SFAS No. 157 on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of implementation of SFAS No. 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141 (R)”).  This statement requires an acquirer to measure the identifiable assets acquired and the liabilities assumed at their fair values on the acquisition date , with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 141 (R), applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this pronouncement will have a material impact on acquisitions consummated after the effective date of this pronouncement.

Note 4. Discontinued Operations

In March 2005, the Company decided to cease its operations in Texas and closed its Texas facility in June 2005. In accordance with the provisions of SFAS No. 144, the results of operations for the Company’s Texas operations have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations. The Texas results for those periods are below.

Year Ended December 31,
2005
Revenue	$1,512
Net loss	$(36)

Note 5. Acquisitions

On March 13, 2006, MOMS Pharmacy of Brooklyn, Inc. (“MOMS of Brooklyn”), purchased certain assets of H.S. Maiman Rx, Inc. (“Maiman”) for $5,381 pursuant to an asset purchase agreement; on April 6, 2006, Medicine Made Easy (“MME”) purchased certain assets of the HIV business of H&H Drug Stores, Inc. (“H&H”) for $4,673 pursuant to an asset purchase agreement; on May 1, 2006, MME purchased substantially all of the assets of Whittier Goodrich Pharmacy, Inc. (“Whittier”) for $15,198 pursuant to an asset purchase agreement; and on July 14, 2006, MOMS of Brooklyn purchased certain assets of the HIV business of St. Jude Pharmacy & Surgical Supply Corp. (“St. Jude”) for $10,072 pursuant to an asset purchase agreement.  The results of operations from these acquisitions are included in Allion’s consolidated operating results as of the dates of acquisition.

On January 4, 2005, the Company acquired 100% of the outstanding stock of North American Home Health Supply, Inc. (“NAHH”) for $6,938 pursuant to a stock purchase agreement; on February 28, 2005, the Company acquired 100% of the outstanding stock of Specialty Pharmacies, Inc. (“SPI”) for $9,730 pursuant to a stock purchase agreement; on August 5, 2005, the Company acquired the business of Frontier Pharmacy & Nutrition, Inc., d/b/a PMW Pharmacy (“PMW”) for $9,845 pursuant to an asset purchase agreement; and on December 9, 2005, the Company acquired certain assets of Priority Pharmacy, Inc. (“Priority”) for $7,929 pursuant to an asset purchase agreement. The results of operations from these acquisitions are included in Allion’s consolidated operating results as of the dates of acquisition.

The following pro forma results were developed assuming the acquisitions of Maiman, H&H, Whittier, and St. Jude all occurred on January 1, 2006. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions set forth above had occurred on the date indicated or what the Company’s results of operations will be in future periods. The financial results for the periods prior to the acquisition were based on audited or reviewed financial statements, where required, or internal financial statements as provided by the sellers.

Year ended December 31, 2006
Revenue	$233,834
Net income (loss)	3,658
Earnings (loss) per common share:
Basic	$0.23
Diluted	$0.22

On June 30, 2005, Oris Health, Inc., a newly-formed California corporation and wholly owned subsidiary of the Company, acquired, pursuant to an asset purchase agreement dated May 19, 2005, all right, title and interest in and to certain intellectual property and other assets owned, leased or held for use by Oris Medical System, Inc. (“OMS”), a development-stage company incorporated in Washington. The acquisition included an assignment of OMS’ license to use Ground Zero’s computer software program known as LabTracker—HIV™ and Oris System, an electronic prescription writing system. Pursuant to the terms of an earn-out formula set forth in the asset purchase agreement, OMS and Ground Zero may receive up to an additional $40,000,000 in the aggregate, paid on a quarterly basis, based on the net number of new HIV patients of physician customers utilizing the LabTracker—HIV™ software or the Oris System to fill their prescriptions at a MOMS Pharmacy or an affiliate of a MOMS Pharmacy.

OMS’ and Ground Zero’s rights to these additional payments terminate 40 months after the closing of the acquisition and, under certain circumstances set forth in the asset purchase agreement, portions of these additional payments may be made in stock of the Company. Earn-out payments are recorded quarterly as earned. Earn-out payments made to OMS in reference to patients served from existing clinics are allocated to the clinic list and amortized over a fixed 15-year period beginning from when OMS was acquired, and earn-out payments made to OMS in reference to patients served from new clinics are expensed. Earn-out payments made to Ground Zero in reference to patients served from both new and existing clinics are allocated to the exclusive LabTracker license agreement and are amortized over its remaining life.  Because OMS does not qualify as a business, the transaction was accounted for as the acquisition of certain assets and liabilities of OMS.

On April 2, 2007, Ground Zero notified the Company of the termination of the license for the LabTracker – HIV™ software pursuant to the terms of the Distribution and License Agreement, dated March 1, 2005 (the “License Agreement”), between Oris Medical Systems, Inc. (“Oris”) and Ground Zero. Oris assigned the License Agreement to the Company when the Company acquired substantially all of Oris’ assets in June 2005.  As a result of the termination of the LabTracker license agreement with Ground Zero, the Company recorded a charge of $599 ($1,228 less accumulated amortization of $629) for the year ended December 31, 2007 to reflect the impairment of a long-lived asset related to the LabTracker license.

The changes in the carrying amount of goodwill including any purchase price adjustments for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Beginning balance as of December 31,	$42,067	$19,739
Purchase price adjustment during the year	(174)	—
Goodwill acquired during the year	—	22,328
Ending balance as of December 31,	$41,893	$42,067

Note 6. Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The carrying amount of cash approximates its fair value.  Cash and cash equivalents consisted of the following:

	At December 31, 2007	At December 31, 2006
Cash	$11,143	$6,793
Cash equivalents	8,414	10,269
Total	$19,557	$17,062

Note 7.  Short-Term Investments and Securities Held for Sale

Short-term investments include available-for-sale securities, which are carried at market value.  Short-term investments and securities held for sale consisted of approximately $9,300 in auction rate securities at December 31, 2007.  At December 31, 2006, short-term investments consisted of approximately $5,900 of auction rate securities and $501 in government obligations.  There have been recent auction market failures in 2008 and at present there is no official estimate when liquidity will be restored to the market.  Approximately $7,100 of auction rate securities were sold in the first quarter of 2008.  It is the Company’s intention to hold the balance of $2,200, until liquidity is restored (expected to be later in 2008), and the Company does not expect to incur any losses. As of December 31, 2007, the Company did not incur any impairment charge.

The short-term securities are generally government obligations and are carried at amortized cost, which approximates fair market value.  The unrealized loss at December 31, 2007 and 2006 was $6 ($3, net of tax) and $18 ($11, net of tax), respectively, and is recorded as a component of accumulated other comprehensive income.

Note 8. Initial and Secondary Public Offerings

On June 22, 2005, the Company completed an IPO of its common stock. The Company sold 4,000 shares of its common stock at a price of $13.00 per share, less an underwriting discount and commission of $0.91 per share. In addition, the Company granted the underwriters an over-allotment option, exercisable until July 21, 2005, to purchase up to an additional 600 shares at the IPO price, less the underwriting discount and commission. On July 8, 2005, the underwriters exercised their over-allotment option in full. The Company used the proceeds from its IPO to repay approximately $12,000 of debt on June 27, 2005. The Company received proceeds, net of underwriting discount and commissions, of $48,400 from the IPO and $7,300 from the exercise of the over-allotment option, less costs incurred of $2,100.

On January 26, 2006, the Company along with certain selling stockholders completed a secondary public offering of its common stock. The Company sold 1,800 shares of its common stock and participating stockholders sold 2,636 shares of common stock at a price of $12.83 per share less an underwriting discount and commission of $0.71 per share. In addition, the Company granted the underwriters an option, exercisable until February 27, 2006, to purchase up to an additional 665 shares at the secondary public offering price, less the underwriting discount and commission. On January 27, 2006, the underwriters exercised their over-allotment option in full. The Company received net proceeds of approximately $21,700 and $8,100 from the secondary public offering and from the exercise of the over-allotment option, respectively, less expenses incurred of $929. The Company did not receive any proceeds from the sale of shares by the participating stockholders.

Note 9. Intangible Assets

Intangible assets as of December 31, 2007 and 2006 are as follows:

	Weighted Average Remaining Amortization Period as of December 31, 2007	December 31,
		2007		2006
		Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangibles
California license	Perpetual	$479	$—	$479	$—
Customer lists	4 Months	2,200	(2,123)	2,200	(1,885)
Referral list	148 Months	29,153	(4,447)	29,153	(2,444)
Non-compete covenant	24 Months	3,179	(1,698)	3,179	(955)
Software	5 Months	136	(118)	136	(80)
Lab tracker license	—	—	—	1,137	(512)
Clinic List	150 Months	522	(55)	316	(41)
Total	107 Months	$35,669	$(8,441)	$36,600	$(5,917)

Amortization of intangible assets for the years ended December 31, 2007, 2006 and 2005 was approximately $3,153, $3,124, and $1,613, respectively. The estimated annual amortization expense, based on current intangible balances, for the next five fiscal years beginning January 1, 2008 is as follows:

Years	Amount
2008	$2,685
2009	$2,357
2010	$2,331
2011	$2,079
2012	$1,966

Note 10. Property and Equipment

		December 31,
	Useful Lives	2007	2006
Machinery and equipment under capital lease obligations	4 Years	$166	$166
Machinery and equipment	3-5 Years	1,508	1,522
Leasehold Improvements	1-3 Years	435	274
Furniture and fixtures	3-7 Years	179	176
		2,288	2,138

Less: accumulated depreciation and amortization		(1,498)	(1,248)
		$790	$890

Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2007, 2006 and 2005 was approximately $421, $417 and $322, respectively.

Note 11. Notes Payable

As part of the acquisition of NAHH, the Company issued two notes. The Company paid one note for $675 on January 2, 2006 and the second note for $700 on January 2, 2007. The notes accrued interest at an imputed rate of 5.25% per year. The discount as of December 31, 2006 was fully amortized. The discount amortization reported as interest in 2006 and 2005 was $17 and $34, respectively.

Note 12. Income Taxes

The income tax expense computed at the statutory federal income tax rate reconciled to the reported amount is as follows:
	Year Ended December 31,
	2007	2006	2005
Federal statutory rate:	34%	34%	34%
Tax expense (benefit) at federal statutory rates	$1,760	$1,427	$(243)
Change in valuation allowance	—	(913)	(212)
Permanent differences	(195)	20	707
State income taxes	352	473	77
	$1,917	$1,007	$329

At December 31, 2007, the Company had net operating loss carryforwards for tax purposes of approximately $6,000 expiring at various dates from 2018 through 2025, all of which were generated by stock-based compensation deductions, which are not included in the Company’s deferred taxes.

    Deferred tax assets (liabilities) comprise of the following:

	2007	2006
Current:
Assets:
Allowance for doubtful accounts	$60	$170
Inventory	108	92
Non deductible accruals	174	132
Investments	2	8
Current Deferred Tax Asset	344	402

Non-Current:
Assets:
Tax carry forwards	—	769
Fixed assets	60	65
Stock based compensation	200	75
Subtotal non-current assets	260	909
Liabilities:
Deductible goodwill	(1,897)	(976)
Intangible assets	(575)	(1,276)
Non-current deferred tax liability	(2,212)	(1,343)
Overall deferred tax liability	$(1,868)	$(941)

The Company’s federal, state and local income taxes payable for 2007 were reduced by $733 through the utilization of net operating loss deductions that were generated in prior years attributable to tax deductions for equity-based compensation.  This benefit was credited to additional paid in capital.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, future ownership changes and other limitations may apply to the utilization of the Company’s net operating loss carry forwards.

The provisions for income taxes for the years ended December 31, 2007, 2006 and 2005 consist of the following:

Federal:	2007	2006	2005
Current	$671	$—	$60
Deferred	712	693	130
State:
Current	324	212	116
Deferred	210	102	23
Total	$1,917	$1,007	$329

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting uncertainty in income taxes recognized in an enterprise’s financial statements.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted FIN 48 effective January 1, 2007.  Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.

Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards.  At December 31, 2007, the Company did not have any uncertain tax positions, and the Company does not expect the change to have a significant impact on its results of operations or financial position during the next 12 months.

As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.  Previously, the Company’s policy was to classify interest and penalties as an interest expense in arriving at pre-tax income.  At December 31, 2007, the Company did not have accrued interest and penalties related to any unrecognized tax benefits.  The years subject to potential audit varies depending on the tax jurisdiction.  Generally, the Company’s statutes are open for tax years ended December 31, 2004 and forward.  The Company’s major taxing jurisdictions include the United States, New York and California.

 Note 13. Lease Commitments

The Company leases commercial property as follows:

Location	Principal Use	Property Interest
Melville, NY	Pharmacy and Executive Offices	Leased—expiring August 31, 2009
Brooklyn, NY	Pharmacy	Leased—expiring June 30, 2008
Gardena, CA	Pharmacy	Leased—expiring March 31, 2011
Van Nuys, CA	Pharmacy	Leased—expiring December 31, 2008
Los Angeles, CA	Pharmacy	Leased—expiring December 31, 2010
La Jolla, CA	Billing Center	Leased—expiring June 30, 2008
Oakland, CA	Pharmacy	Leased—expiring June 30, 2010
San Francisco, CA	Pharmacy	Leased—expiring March 31, 2008
San Francisco, CA	Pharmacy	Leased—expired February 28, 2009
San Diego, CA	Pharmacy	Leased—expiring January 31, 2009
Miami, FL	Pharmacy	Leased—expiring November 30, 2008
Seattle, WA	Pharmacy	Leased—month-to-month

    At December 31, 2007, the Company’s lease commitments provide for the following minimum annual rentals.

Year	Minimum Rent
2008	$681
2009	354
2010	228
2011	41
2012	0
Total	$1,304

During the years ended December 31, 2007, 2006 and 2005, rental expense approximated to $777, $761, and $573, respectively.

The Company has an immaterial capital lease due in 2008 for which the present value of the minimum lease payments is $47.

Note 14. Contingencies—Legal Proceedings

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

Oris Medical Systems Inc. v. Allion Healthcare, Inc., et al., Superior Court of California, San Diego County, Action No. GIC 870818.  OMS filed a complaint against Allion on August 14, 2006, alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, specific performance, accounting, fraud, negligent misrepresentation, rescission, conversion and declaratory relief, allegedly arising out of the May 19, 2005 Asset Purchase Agreement between Allion and OMS.  Allion filed a motion to challenge the negligent misrepresentation cause of action, which the court granted and dismissed from the complaint.   Allion will continue to vigorously defend against the remaining claims.

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

Federal and state third-party reimbursement programs represented approximately 64%, 65% and 87% of the Company’s total sales for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, the Company had an aggregate outstanding receivable from federal and state agencies of $12,785 and $12,033, respectively.

Note 16. Stockholder’s Equity

A. Stock Options

Under the terms of the Company’s stock option plans, the Board of Directors of the Company may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of the Company. In connection with the 2002 Stock Option Plan and the 1998 Stock Option Plan, 2,750 shares of common stock have been reserved for issuance. The Company grants stock options with exercise prices equal to the fair market value of the common stock on the date of the grant. Options generally vest over a two-year to five-year period and expire ten years from the date of the grant.

A summary of the status of the Company’s stock option plans as of December 31, 2007, 2006, 2005 and changes during the years then ended is presented below:

	2007		2006		2005
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,336	$4.66	1,452	$3.21	1,683	$3.06
Granted	—	—	455	8.11	10	13.00
Exercised (1)	—	—	(421)	2.97	(213)	2.11
Forfeited or expired	(118)	7.48	(150)	5.83	(28)	5.91
Outstanding, end of year	1,218	$4.39	1,336	$4.66	1,452	$3.21
Options exercisable at year end	905	$3.19	761	$2.42	1,110	$2.29
Weighted average fair value of options under the plan granted during the year		—		$4.29		$4.43

(1)	The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $4,129 and $2,109, respectively.

    The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2007 was $2,460.

As of December 31, 2007, the Company had approximately $853 of unrecognized compensation expense related to its unvested share options and expects to recognize this compensation expense over a weighted average period of 2.3 years.

B. Warrants
In January 2005, as part of the NAHH acquisition, the Company issued warrants, which have an exercise price of $6.26 per share, to purchase 150 shares of common stock to the former owners of NAHH. These warrants expire five years from the date of issuance. The fair value of each warrant was $242 and was estimated on the date of the issuance using the Black-Scholes option-pricing model. Valuation assumptions used in the Black-Scholes calculation consisted of a volatility of 20%, a stock price of $6.25 and an expected term equivalent to the contractual life of each warrant. These warrants were recorded as part of acquisition cost. In addition, the Company entered into a registration rights agreement on January 4, 2005, as amended on May 19, 2005, with the former owners of NAHH covering the common shares issued or issuable upon exercise of the warrants. Under the terms of the registration rights agreement, the warrant holders are entitled to one demand registration on a form selected by the Company’s legal counsel, but are not entitled to any piggyback registration rights. Upon receiving a demand registration notice from the holders, and subject to certain limited deferral rights, the Company shall as soon as practicable, but in no event more than 90 days after the date on which it receives such notice, file the registration statement and use its reasonable best efforts to cause the registration statement to become effective within 180 days of such filing. If the registration statement is declared effective, the Company must maintain the effectiveness of the registration statement for a period of 60 days or until each holder has completed the distribution covered by the registration statement, whichever occurs first. The registration rights agreement does not require the Company to pay penalties or liquidated damages for a failure to achieve or maintain effectiveness of a registration statement. The Company will pay all registration expenses except for underwriting discounts. The registration rights terminate when the warrant shares are eligible to be sold or transferred in compliance with Rule 144 or any other exemption from registration.

In February 2005, pursuant to the terms of the stock purchase agreement with the owners of SPI, the Company issued warrants to purchase 351 shares of common stock with an exercise price of $6.26 per share. These warrants expire five years from the date of issuance.  The warrants required the Company to redeem and acquire 50% of these warrants following its IPO. During June 2005, the Company redeemed 176 of the shares covered by these warrants.

The February 2005 warrants were initially recorded as a $1,898 liability, which represented the fair market value of the mandatorily redeemable warrants as of the acquisition date. The 351 warrants had a fair market value of $1,898 and were recorded as a liability because the warrants were redeemable in full at the option of the holders if the Company failed to complete an IPO by a specified date, or 50% mandatorily redeemable upon a qualifying IPO. The valuation of the warrants was based on the value of the various financial outcomes to the holders of the warrants, which were in turn, based on the Company’s ability to complete an IPO by June 1, 2006. A value was determined under each scenario and then the probability of the outcome was applied to the value of each outcome to get a weighted average value. Upon completion of an IPO, the Company would be required to redeem 50% of the warrants; therefore, 50% of the warrants were valued at $9.00 per share, which is the fixed price at which the Company would redeem such warrants. The fair value of the remaining 50% of the warrants was valued using the Black-Scholes option-pricing model. Valuation assumptions used in the Black-Scholes calculation consisted of a volatility of 20% (based on the company being a private company considering a public offering), a stock price of $6.25, and an expected term equivalent to the contractual life of each warrant. If the Company was unable to complete an IPO by June 1, 2006, the holders of these warrants had the right to have the Company acquire 100% of their warrants at a price of $6.26 per share. In this scenario, 100% of the warrants were valued using the Black-Scholes option-pricing model using the same assumptions set forth above.

Upon completion of its IPO in June 2005, Allion redeemed and acquired 50% of the warrants issued to the former owners of SPI at a price of $9.00 per share in accordance with the terms of the warrants. Allion paid $1,581 of proceeds from the IPO to repurchase warrants to purchase 176 shares, or 50% of the warrants issued to the SPI sellers. The warrants for the remaining 50%, or warrants to purchase 176 shares, were revalued at fair value and re-classified to equity. Valuation was based on a Black-Scholes calculation that assumed a volatility of 40%, a stock price of $13.00 and an expected term of 56 months (the remaining life of the warrants). The fair value of the remaining 50% was $1,450 and resulted in a fair value adjustment of $1,133 that was recorded as other expense.

In April 2005, the Company issued a warrant to purchase 100 shares of common stock to John Pappajohn, a member of the Company’s Board of Directors, for the extension of his guaranty of a $1,500 line of credit. This warrant has an exercise price of $13.00 per share (equal to the stock price at the IPO) and expires ten years from the date of issuance. The fair value of the warrant was determined using the Black-Scholes pricing model. The fair value at the date of issuance was $753 and was recognized as interest expense. Valuation was based on a Black-Scholes calculation that assumed a volatility of 40%, a stock price of $13.00 and an expected term equivalent to the contractual life of the warrant.

In May 2005, the Company granted a warrant to purchase 40 shares of the Company’s common stock in connection with a private placement to an institutional accredited investor.  This warrant has an exercise price of $13.00 per share (equal to the stock price at the IPO) and expires five years from the date of issuance. The fair value of the warrant was determined using Black-Scholes pricing model. The fair value at the date of issuance was $214 and was recognized as interest expense. Valuation was based on a Black-Scholes calculation that assumed a volatility of 40%, a stock price of $13.00 and an expected term equivalent to the contractual life of the warrant. In addition, the Company entered into a registration rights agreement on May 13, 2005 with the accredited investor, covering the common shares issued or issuable upon exercise of the warrant. Under the terms of the registration rights agreement, the warrant holder is entitled to one demand registration on a form selected by the Company’s legal counsel, but is not entitled to any piggyback registration rights. Upon receiving a demand registration notice from the holder, and subject to certain limited deferral rights, the Company shall as soon as practicable, but in no event more than 60 days after the date on which it receives such notice, file the registration statement and use its reasonable best efforts to cause the registration statement to become effective within 90 days of such filing. If the registration statement is declared effective, the Company must maintain the effectiveness of the registration statement until the holder has completed the distribution covered by the registration statement, the warrant expires unexercised or two years elapse from the warrant issue date, whichever occurs first. The registration rights agreement does not require the Company to pay penalties or liquidated damages for a failure to achieve or maintain effectiveness of a registration statement. The Company will pay all registration expenses except for underwriting discounts. The registration rights terminate when the warrant shares are eligible to be sold or transferred in compliance with any exemption from registration that does not contain a volume limitation.

A summary of the status of the Company’s warrants outstanding as of December 31, 2007, 2006, 2005 and changes during the years then ended is presented below:

	2007		2006		2005
Warrants	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	704	$4.34	1,151	$4.60	1,163	$4.38
Granted	—	—	—	—	641	7.73
Exercised (1)	—	—	(447)	4.99	(477)	7.66
Repurchased	—	—	—	—	(176)	6.26
Outstanding and Exercisable, end of year	704	$4.34	704	$4.34	1,151	$4.60

(1)	During the fiscal year ended December 31, 2006, we issued an aggregate of 362 shares of common stock, upon the net issue exercise of 447 warrants, with a weighted average exercise price of $4.99.

C. Convertible Preferred Stock

The Company has authorized 20,000 shares of preferred stock, $0.001 par value, which the Board of Directors has authority to issue from time to time in series. The Board of Directors also has the authority to fix, before the issuance of each series, the number of shares in each series and the designation, preferences, rights and limitations of each series. Upon the IPO in June 2005, all of the preferred stock outstanding was converted to common stock.

In 2005, the Company recognized a deemed dividend of $1,338 for additional shares of common stock, par value $0.001 per share, issued in connection with the conversion of preferred stock immediately prior to the Company’s IPO. These additional shares were issued in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation and the Certificate of Designation of Rights and Preferences for the Series D and Series E Preferred Stock as follows:

Series C	32 shares of common stock at $5.00 per share;
Series D	113 shares of common stock at $6.00 per share; and
Series E	80 shares of common stock at $6.25 per share.

Note 17. Related Party Transaction

In April 2005, the Company issued warrants to purchase 100 shares of common stock to John Pappajohn at a price of $13.00 per share in consideration for the renewal of his guarantee of the Company’s West Bank loan through September 2005. See Note 16 for a complete description of the warrants issued.

Note 18. Major Suppliers

During the years ended December 31, 2007, 2006 and 2005, the Company purchased approximately $138,502, $130,541 and $99,437, respectively, from one major drug wholesaler. Amounts due to this supplier at December 31, 2007 and 2006 were approximately $11,154 and $12,952, respectively.

    In September 2003, the Company signed a five-year agreement with this drug wholesaler that requires certain minimum purchases. If the Company did not meet the minimum purchase commitments as set forth in the agreement, the Company would be charged a prorated amount of 0.20% of the projected volume remaining on the term of the Agreement. The agreement also provides that the Company’s minimum purchases during the term of the agreement will be no less than $400,000. The Company believes it has met its minimum purchase obligations under this agreement. Pursuant to the terms of a related security agreement with this drug wholesaler, this drug wholesaler has a subordinated security interest in the Company’s assets.

Note 19. Supplemental Disclosure of Non-cash Financing Activities

During 2006 and 2005, the Company made eight acquisitions with part of the consideration to be paid with notes payable or having a portion of the purchase price paid in months following the acquisition. The detail for these transactions can be found in Note 5.

Note 20. Fair value of financial instruments

The carrying amount of cash, receivables and payables and certain other short-term financial instruments approximate their fair value.

Note 21. Quarterly financial information (unaudited)

Quarterly financial information for the years ended December 31, 2007 and 2006 is summarized below:
	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Total
(In thousands, except per share data)
Net sales	$58,967	$62,286	$61,822	$63,586	$246,661
Gross profit	$8,428	$8,881	$8,992	$8,973	$35,274
Operating income	$139	$1,479	$1,388	$1,367	$4,373
Net income	$185	$973	$1,033	$1,069	$3,260
Basic income per common share	$0.01	$0.06	$0.06	$0.07	$0.20
Diluted income per common share	$0.01	$0.06	$0.06	$0.06	$0.19
Basic weighted average shares	16,204	16,204	16,204	16,204	16,204
Diluted weighted average shares	17,003	16,976	17,026	17,062	17,017

(1)	Included in net sales for the fourth quarter of 2007 is a reduction of $758 of premium reimbursement, related to prior periods in 2007, 2006, 2005 and 2004, as a result of the DHS audit.

	2006
	First Quarter (1)	Second Quarter	Third Quarter (2)	Fourth Quarter	Total
(In thousands, except per share data)
Net sales	$41,285	$51,972	$58,349	$57,897	$209,503
Gross profit	$6,654	$7,306	$8,378	$8,303	$30,641
Operating income	$854	$553	$1,292	$244	$2,943
Net income	$1,133	$662	$1,015	$380	$3,190
Basic income per common share	$0.07	$0.04	$0.06	$0.02	$0.20
Diluted income per common share	$0.07	$0.04	$0.06	$0.02	$0.19
Basic weighted average shares	15,192	16,190	16,204	16,204	15,951
Diluted weighted average shares	16,649	17,236	17,024	16,999	16,967

(1)	Included in net sales for the first quarter of 2006 is $858 of retroactive premium reimbursement in California for prior periods in 2005 and 2004.

(2)	Included in net sales for the third quarter of 2006 is $59 of retroactive premium reimbursement in New York for prior periods in 2005.

Note 22. Subsequent Event

On March 13, 2008, the Company signed a definitive merger agreement to acquire 100% of the stock of Biomed for aggregate consideration of approximately $117.8 million.  Biomed is a leading provider of specialized biopharmaceutical medications and services to chronically ill patients.  Under the definitive merger agreement, the Company will pay Biomed’s stockholders an aggregate of $48 million in cash and issue a total of 9.35 million shares of the Company’s common and preferred stock valued at approximately $51.4 million.  The Company will also assume up to $18.4 million in Biomed’s debt.  In addition, the Company may make an earn-out payment in 2009 if Biomed achieves certain financial performance benchmarks during the first 12 months after closing.  The Company expects to pay the purchase price with funds from a new senior credit facility, available cash and newly issued common stock and preferred stock.  The closing will be subject to government approval and is expected to close within 60 days.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our process related to internal control and financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by BDO Seidman, LLP, our independent registered public accounting firm, and their attestation report appears below.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Allion Healthcare, Inc.
Melville, New York

  We have audited Allion Healthcare’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allion Healthcare Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Allion Healthcare, Inc. maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allion Healthcare, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
New York, New York
March 14, 2008

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to directors and executive officers is incorporated herein by reference from the information contained in our definitive proxy statement for our 2008 Annual Meeting of Stockholders, which we refer to as the Proxy Statement.

The information required by this Item regarding compliance with Section 16(a) of the Exchange Act appears under the heading “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  That portion of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

The information required by this Item with respect to corporate governance and our Code of Conduct is incorporated herein by reference from the information contained in the Proxy Statement under the heading “The Board of Directors and Corporate Governance”.

Item 11.  Executive Compensation.

The information required by this Item regarding executive compensation is incorporated herein by reference from the information contained in the Proxy Statement under the headings “Compensation of Executive Officers” and “Director Compensation”.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the information contained in the Proxy Statement under the heading “Stock Ownership of Certain Beneficial Owners and Management”.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item about certain relationships and related transactions appears under the heading “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.  The information required by this Item regarding director independence is incorporated herein by reference from the information contained in the Proxy Statement under the heading “The Board of Directors and Corporate Governance”.

Item 14.  Principal Accountant Fees and Services.

Information about principal accountant fees and services as well as related pre-approval policies appears under the heading “Audit and Related Fees” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report.

(1)	Financial Statements.

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2007
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2005, 2006 and 2007
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2006 and 2007
Consolidated Statement of Cash Flows for the years ended December 31, 2005, 2006 and 2007
Notes to Consolidated Financial Statements

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

ALLION HEALTHCARE, INC.

Date: March 17, 2008	By:	/s/ Stephen A. Maggio
Stephen A. Maggio Secretary, Treasurer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael P. Moran Michael P. Moran	Chief Executive Officer and Director (principal executive officer)	March 17, 2008
/s/ Stephen A. Maggio Stephen A. Maggio	Interim Chief Financial Officer (principal financial and accounting officer)	March 17, 2008
/s/ Gary P. Carpenter Gary P. Carpenter	Director	March 17, 2008
/s/ Russell J. Fichera Russell J. Fichera	Director	March 17, 2008
/s/ John Pappajohn John Pappajohn	Director	March 17, 2008
Derace Schaffer, M.D.	Director
/s/ Harvey Z. Werblowsky, Esq. Harvey Z. Werblowsky, Esq.	Director	March 17, 2008

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act

Allion Healthcare, Inc. furnished a 2006 annual report and proxy statement to its stockholders in 2007 covering the 2006 fiscal year and intends to furnish a 2007 annual report and proxy statement to its stockholders in 2008.

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

3.7	Fourth Amended and Restated Bylaws of the Registrant.*

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

10.18
Agreement of Lease for 19300 S. Hamilton Ave, Gardena, CA 90248, dated as of August 23, 2005, by and between Kroeze Koncepts, Inc, and Medicine Made Easy. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006.)

10.19
Agreement of Lease for 3940-58 Fourth Avenue, San Diego, CA 92103, dated as of January 9, 2006, by and between Acadia Corporation and Medicine Made Easy DBA Priority Pharmacy. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006.)

10.20
Asset Purchase Agreement among Medicine Made Easy and Priority Pharmacy, Inc., the David C. Zeiger Trust UTD 4/30/93, David C. Zeiger and Peter Ellman dated as of December 9, 2005. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006.)

10.21
Asset Purchase Agreement Among MOMS Pharmacy of Brooklyn, Inc., H.S. Maiman Rx, Inc. and Scott Maiman and Nancy Maiman, dated as of March 10, 2006. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006.)

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

10.29
Employment Agreement by and between Allion Healthcare, Inc. and Stephen A. Maggio. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed on November 9, 2007.)

10.30
Employment Agreement by and between Allion Healthcare, Inc. and Robert E. Fleckenstein. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q filed on November 9, 2007.)

10.31	Employment Agreement by and between Allion Healthcare, Inc. and Anthony D. Luna. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q filed on November 9, 2007.)

21.1	Subsidiaries of the Registrant. *

23.1	Consent of BDO Seidman, LLP. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1
Certification by the Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14b/13d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 Section 906 of the Sarbanes-Oxley Act of 2002. *

*	- Filed herewith
**	- Certain portions of this document have been omitted pursuant to a request for confidential treatment. We have filed non-redacted copies of this agreement with the Securities and Exchange Commission.

 SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at beginning of period	Charge to Cost and Expense	Charged to Other Accounts	Deductions		Balance at End of period
Deducted from asset accounts
Year ended December 31, 2007:
Allowance for doubtful accounts	$425	$529	$—	$805	(1)	$149
	425	529	—	805		149
Deducted from asset accounts
Year ended December 31, 2006:
Allowance for doubtful accounts	283	1,077	—	935	(1)	425
Valuation allowance on net deferred tax assets	2,180	(913)	(1,267)	—		—
	2,463	164	(1,267)	935		425
Deducted from asset accounts
Year ended December 31, 2005:
Allowance for doubtful accounts	296	128	—	141	(1)	283
Valuation allowance on net deferred tax assets	3,802	201	668	2491		2,180
	$4,098	$329	$668	$2,632		$2,463

(1)	Consists primarily of direct write offs net of any recoveries of accounts previously deemed uncollectible.