Form 10-Q
period 2008-03-31
ALLION HEALTHCARE INC
filed 2008-05-12
CIK 847935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

As of May 5, 2008 there were 19,428,177 shares of the Registrant’s common stock, $.001 par value, outstanding.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

Forward-Looking Statements

Some of the statements made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which reflect our plans, beliefs and current views with respect to, among other things, future events and our financial performance.  Stockholders are cautioned not to place undue reliance on such statements.  We often identify these forward-looking statements by use of words such as “believe,” “expect,” “continue,” “may,” “will,” “could,” “would,” “potential,” “anticipate” or similar forward-looking words.  Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:

•	The impact of litigation on our financial condition and results of operations and our ability to defend against and prosecute such litigation;

•	The satisfaction of our minimum purchase obligations under our agreement with AmerisourceBergen Drug Corporation;

•	The impact of recent accounting pronouncements on our results of operations or financial position;

•	The timing of our receipt of third-party reimbursement;

•	The types of instruments in which we invest and the extent of interest rate risks we face;

•	Our ability to satisfy our capital requirements needs with our revenues;

•	The continuation of premium reimbursement in California and New York;

•	Growth opportunities from our merger with Biomed America, Inc.;

•	The sufficiency of the supply of drugs for our Biomed business;

•	Our ability to sell auction-rate securities; and

•	Our ability to operate profitably and grow our company, including through acquisition opportunities.

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

•
Changes in reimbursement policies and possible other potential reductions in reimbursements by other state agencies, including our qualification for premium reimbursement in California and our certification for premium reimbursement in New York;

•	Our ability to market our customized packaging system and the acceptance of such system by healthcare providers and patients;

•	Our ability to manage our growth with a limited management team;

•	Compliance with our financial covenants under the Credit and Guaranty Agreement with CIT Healthcare LLC;

•	Successful integration of the Biomed business; and

•	The availability of appropriate acquisition candidates and our ability to successfully complete and integrate acquisitions;

as well as other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.  Moreover, we operate in a continually changing business environment, and new risks and uncertainties emerge from time to time.  Management cannot predict these new risks or uncertainties, nor can it assess the impact, if any, that any such risks or uncertainties may have on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those projected in any forward-looking statement.  Accordingly, the risks and uncertainties to which we are subject can be expected to change over time, and we undertake no obligation to update publicly or review the risks or uncertainties or any of the forward-looking statements made in this Quarterly Report on Form 10-Q, whether as a result of new information, future developments or otherwise.

Item 1.  FINANCIAL STATEMENTS
ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands)	At March 31, 2008	At December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$28,969	$19,557
Short term investments and securities held for sale	—	9,283
Accounts receivable, (net of allowance for doubtful accounts of $136 in 2008 and $149 in 2007)	17,895	18,492
Inventories	8,793	8,179
Prepaid expenses and other current assets	1,449	767
Deferred tax asset	344	344
Total Current assets	57,450	56,622

Property and equipment, net	751	790
Goodwill	41,893	41,893
Intangible assets, net	26,471	27,228
Marketable securities, non-current	2,228	—
Other assets	85	83
Total Assets	$128,878	$126,616

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$16,382	$15,832
Accrued expenses	6,078	2,319
Current portion of capital lease obligations	36	47
Total Current Liabilities	22,496	18,198

Long Term Liabilities:
Deferred tax liability	753	2,212
Other	37	44
Total Liabilities	23,286	20,454

Commitments & Contingencies

Stockholders’ Equity:
Convertible preferred stock, $.001 par value, shares authorized 20,000; issued and outstanding -0- in 2008 and 2007	—	—
Common stock, $.001 par value, shares authorized 80,000; issued and outstanding 16,204 in 2008 and 2007	16	16
Additional paid-in capital	113,333	112,636
Accumulated deficit	(7,757)	(6,487)
Accumulated other comprehensive loss	—	(3)
Total stockholders’ equity	105,592	106,162
Total Liabilities and Stockholders’ Equity	$128,878	$126,616

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended
	March 31,
(in thousands except per share data)	2008	2007

Net sales	$65,258	$58,967
Cost of goods sold	55,604	50,539
Gross profit	9,654	8,428

Operating expenses:
Selling, general and administrative expenses	7,935	7,690
Litigation settlement	3,950	—
Impairment of long-lived asset	—	599
Operating (loss) income	(2,231)	139

Interest income	215	166
(Loss) income before taxes	(2,016)	305

Income Tax (Benefit) Provision	(746)	120
Net (loss) income	$(1,270)	$185

Basic (loss) earnings per common share	$(0.08)	$0.01
Diluted (loss) earnings per common share	$(0.08)	$0.01

Basic weighted average of common shares outstanding	16,204	16,204
Diluted weighted average of common shares outstanding	16,204	17,003

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Three months ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2008 2007
Net (Loss) Income	$(1,270)	$185
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	875	965
Impairment of long-lived asset	—	599
Deferred rent	(7)	(4)
Provision for doubtful accounts	44	50
Non-cash stock compensation expense	59	93
Deferred income taxes	(1,459)	52
Changes in operating assets and liabilities:
Accounts receivable	553	571
Inventories	(614)	(1,471)
Prepaid expenses and other assets	162	188
Accounts payable and accrued expenses	3,578	941
Net cash provided by operating activities	1,921	2,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(78)	(20)
Purchases of short term securities	(300)	(18,028)
Sales of short term securities	7,359	16,160
Payments for investment in Oris Medical’s Assets	—	(26)
Payments for acquisition of Whittier	—	(1)
Payments for acquisition of Biomed	(117)
Net cash provided by (used in) investing activities	6,864	(1,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Tax benefit from exercise of employee stock options	638	54
Repayment of notes payable and capital leases	(11)	(711)
Net cash provided by (used in) financing activities	627	(657)

NET CASH INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,412	(403)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,557	17,062
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,969	$16,659

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

(b) The condensed consolidated financial statements include the accounts of Allion Healthcare, Inc. and its subsidiaries. The condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of income for the three months ended March 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 are unaudited and have been prepared by the Company. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying condensed consolidated balance sheet at December 31, 2007 has been derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008.

The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Certain information and footnote disclosures normally included in the audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other interim period.

NOTE 2 NET (LOSS) EARNINGS PER SHARE

The Company presents (loss) income per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  All per share amounts have been calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive.  Options and warrants to purchase approximately 1,821 and 2,009 shares of common stock were outstanding at March 31, 2008 and 2007, respectively. Options and warrants to purchase common shares were not included in the computation of diluted loss per share for the three-month period ended March 31, 2008 because the effect would be anti-dilutive.  The dilutive shares outstanding for the three-month period ended March 31, 2007 was 17,003 and resulted in diluted earnings per share of $0.01.  At March 31, 2007, the calculation of diluted earnings per share does not include the impact of common stock options and warrants then outstanding of 1,002 as the effect of their inclusion would be anti-dilutive.

NOTE 3 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on January 1, 2008. SFAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on January 1, 2008, this standard applied prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities.  The adoption of SFAS No. 157 for the Company’s financial assets and financial liabilities did not have a material impact on its consolidated financial statements.  On January 1, 2009, SFAS No. 157 will also apply to all other fair value measurements.  The Company is evaluating the effect the implementation of SFAS No. 157 will have on its non-financial assets and non-financial liabilities on its consolidated financial statements.  See Note 5, “Fair Value Of Certain Financial Assets And Liabilities” of this Quarterly Report on Form 10-Q for additional information.

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”) on January 1, 2008.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. While the Company adopted SFAS No. 159 on January 1, 2008, the Company did not elect the fair value measurement option for any of its financial assets or liabilities.

NOTE 4 CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The carrying amount of cash approximates its fair value.  Cash and cash equivalents consisted of the following:

	At March 31, 2008	At December 31, 2007
Cash	$28,969	$11,143
Short-term securities	—	8,414
Total	$28,969	$19,557

The short-term securities are generally government obligations and are carried at amortized cost, which approximates fair market value.  The unrealized loss at December 31, 2007 was $6 ($3, net of tax) and is recorded as a component of accumulated other comprehensive income.

NOTE 5 FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

On January 1, 2008, the Company adopted the methods of fair value as described in SFAS No. 157 to value its financial assets and liabilities.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.  SFAS No. 157 establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

•	Level 1 inputs are quoted market prices in active markets for identical assets or liabilities (these are observable market inputs).

•
Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, prices that are not current or vary substantially).

•	Level 3 inputs are unobservable inputs that reflect the entity’s own assumptions in pricing the asset or liability (used when little or no market data is available).

SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price be used to measure fair value whenever possible.  Financial assets included in the Company’s financial statements and measured at fair value as of March 31, 2008 are classified based on the valuation technique level as follows:

At March 31, 2008, Marketable securities, non-current of approximately $2,200 consist of auction rate securities, which were measured using unobservable inputs (Level 3).

At December 31, 2007, Short term investments and securities held for sale include available-for-sale securities, which are carried at market value.  All of these investments mature within 12 months and consisted of approximately $9,300 of auction rate securities.

Auction Rate Securities

As of March 31, 2008, the Company had approximately $2,200 of auction rate securities (“ARS”), the fair value of which has been measured using Level 3 inputs.  These ARS are collateralized with Federal Family Education Loan Program student loans.  The monthly auctions have historically provided a liquid market for these securities.  However, since February 2008, there has not been a successful auction in that there were insufficient buyers for these ARS.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2008.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the ARS.  These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the ARS, including assumptions about risk, developed based on the best information available in the circumstances.

Based on this assessment of fair value, as of March 31, 2008, the Company determined there was no significant impairment to these securities.  The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity (ranging from 2037 to 2041).  As of March 31, 2008, the Company reclassified the entire ARS investment balance from short-term investments to marketable securities, non-current on its condensed consolidated balance sheet because of the Company’s belief that it could take longer than one year for its investments in ARS to settle.

NOTE 6 ACQUISITIONS

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

NOTE 7 CONTINGENCIES

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

Oris Medical Systems, Inc. v. Allion Healthcare, Inc., et al., Superior Court of California, San Diego County, Action No. GIC 870818.  OMS filed a complaint against the Company, Oris Health, Inc. (“Oris Health”) and MOMS Pharmacy, Inc. (“MOMS”) on August 14, 2006, alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, specific performance, accounting, fraud, negligent misrepresentation, rescission, conversion and declaratory relief, allegedly arising out of the May 19, 2005 Asset Purchase Agreement between Oris Health and MOMS on the one hand, and OMS on the other hand.  The court dismissed the negligent misrepresentation cause of action.  The Company, Oris Health and MOMS filed a cross-complaint against OMS, OMS’ majority shareholder Pat Iantorno, and the Iantorno Management Group for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, rescission, and related claims.  Prior to trial, which began April 25, 2008, OMS dismissed its claims for rescission and conversion and the Company dismissed the fraud claim and several other claims.  On May 6, 2008, during trial, the parties settled the entire action.  Pursuant to the terms of the settlement, the Company agreed to pay OMS $3,950 and dismiss the cross-complaint with prejudice in exchange for mutual general releases and dismissal of the complaint with prejudice.  Payment of the settlement must be made by May 27, 2008.  As part of the settlement, the parties have agreed that the Asset Purchase Agreement has terminated, with no further earnout payments due by the Company.  The Company accrued the litigation settlement of $3,950 in the three months ended March 31, 2008.

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

 The Company follows SFAS No. 123(R), “Share-Based Payment”, which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite vesting period.  For the three months ended March 31, 2008 and 2007, the Company recorded non-cash compensation expense in the amount of $59 and $93, respectively, relating to stock options, which were recorded as part of selling, general and administrative expenses.

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

The Company adopted FIN 48 effective January 1, 2007.  Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement.

Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards.  At March 31, 2008, the Company did not have any uncertain tax positions, and the Company does not expect the change to have a significant impact on its results of operations or financial position during the next 12 months.

As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.  Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income.  At March 31, 2008, the Company does not have accrued interest and penalties related to any unrecognized tax benefits.  The years subject to potential audit varies depending on the tax jurisdiction.  Generally, the Company’s statutes are open for tax years ended December 31, 2004 and forward.  The Company’s major taxing jurisdictions include the United States, New York and California.

NOTE 10 SUPPLEMENTAL DISCLOSURE OF FINANCING ACTIVITIES

Interest paid on notes and capital leases for the three months ended March 31, 2008 and 2007 was $1 and $41, respectively.

NOTE 11 SUBSEQUENT EVENT

On April 4, 2008, the Company acquired 100% of the stock of Biomed America, Inc. (“Biomed”) for $48 million in cash, 9.35 million shares of Allion common and preferred stock and the assumption of $18.6 million of Biomed debt. Biomed is a leading provider of specialized biopharmaceutical medications and services to chronically ill patients.  In addition, the Company may also make an earn-out payment in 2009 should Biomed achieve certain financial performance benchmarks during the first 12 months after closing.  To partially fund the cash portion of the transaction, the Company also consummated a $55 million senior secured credit facility with CIT Healthcare LLC.  At the Company’s 2008 Annual Stockholders’ Meeting, the Company will seek stockholder approval to convert the newly issued preferred stock into common stock and to elect two directors nominated by the former shareholders of Biomed.

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

We have grown our business primarily by acquiring other specialty pharmacies and expanding our existing business.  Since the beginning of 2003, we have acquired seven specialty pharmacies in California and two specialty pharmacies in New York.  We have generated internal growth primarily by increasing the number of patients we serve.  In addition, our business has grown as the price of HIV/AIDS medications has increased.  In December 2007, we opened our first satellite pharmacy in Oakland, California.  We will continue to evaluate acquisitions and satellite locations and expand our existing business as opportunities arise or circumstances warrant.

On April 4, 2008, we acquired 100% of the stock of Biomed America, Inc., or Biomed, for $48 million in cash, 9.35 million shares of Allion common and preferred stock and the assumption of $18.6 million of Biomed debt. Biomed is a leading provider of specialized biopharmaceutical medications and services to chronically ill patients.  In addition, we may also make an earn-out payment in 2009 should Biomed achieve certain financial performance benchmarks during the first 12 months after closing.  To partially fund the cash portion of the transaction, we consummated a $55 million senior secured credit facility with CIT Healthcare LLC.  At our 2008 Annual Stockholders’ Meeting, we will seek stockholder approval to convert the newly issued preferred stock into common stock and to elect two directors nominated by the former shareholders of Biomed.  Since this transaction closed after March 31, 2008, our results of operations and financial condition for the three months ended March 31, 2008 do not reflect our acquisition of the Biomed business.

Geographic Footprint. We operate our business as a single reporting segment configured to serve key geographic areas.  As of March 31, 2008, we operated eleven distribution centers, strategically located in California (seven separate locations), New York (two separate locations), Florida and Washington to serve major metropolitan areas where high concentrations of HIV/AIDS patients reside. In discussing our results of operations, we address changes in the net sales contributed by each of these regional distribution centers because we believe this provides a meaningful indication of the historical performance of our business.

Net Sales.  As of March 31, 2008, approximately 64% of our net sales came from payments directly from government sources such as Medicaid, ADAP, and Medicare (excluding Part D, described below, which is administered through private payor sources). These are all highly regulated government programs subject to frequent changes and cost containment measures. We continually monitor changes in reimbursement for HIV/AIDS medications.

Effective January 1, 2006, Medicaid coverage of prescription drugs for Medicaid beneficiaries who were also eligible for Medicare transitioned to the Medicare program. These beneficiaries, referred to as “dual eligibles,” are now enrolled in Medicare Prescription Drug Programs, or PDPs. We have agreements in the geographic regions we serve with most of these PDPs to provide prescription drugs to our dual-eligible patients.  Typically, the PDPs provide a lower reimbursement rate than the rates we receive from the Medicaid programs. In March 2008 and 2007, approximately 19.4% and 20.0% of our patients, respectively, received coverage under a PDP.

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

While we believe that we have a sufficient revenue base to continue to operate profitably given our current level of operating and other expenses, our business remains subject to uncertainties and potential changes that could result in losses. In particular, changes to reimbursement rates, unexpected increases in operating expenses, difficulty integrating acquisitions, or declines in the number of patients we serve or the number of prescriptions we fill could adversely affect our future results. For a further discussion regarding these uncertainties and potential changes, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

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

We discuss these and other significant accounting policies related to our continuing operations in Note 3 included in Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q and in Note 2 of the notes to our Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2007.

Revenue Recognition.  We are reimbursed for a substantial portion of our net sales by government and private payors. Net sales are recognized upon delivery, which occurs when our customers receive medications or products, and are recorded net of contractual allowances to patients, government, private payors and others.  Contractual allowances represent estimated differences between billed sales and amounts expected to be realized from third-party payors under contractual agreements.

Any patient can initiate the filling of prescriptions by having a doctor call in prescriptions to our pharmacists, faxing our pharmacists a prescription, mailing prescriptions, or electronically submitting prescriptions to one of our facilities. Once we have verified that the prescriptions are valid and have received authorization from a patient’s insurance company or state insurance program, the pharmacist then fills the prescriptions and ships the medications to the patient through our outside delivery service, an express courier service or postal mail, or the patient picks up the prescriptions at the pharmacy. During March 2008, we serviced 16,352 patients.

We receive premium reimbursement under California’s HIV/AIDS Pharmacy Pilot Program, which we refer to as the California Pilot Program, and have been certified as a specialized HIV pharmacy eligible for premium reimbursement under the New York State Medicaid program. The California Pilot Program is currently set to expire on June 30, 2008, and we are currently certified in New York through September 2008.  We qualified for both the California and New York programs in 2005, including retroactive payment of prescriptions dating back to September 2004.  Premium reimbursement for eligible prescriptions dispensed in the current period are recorded as a component of net sales in the period in which the patient receives the medication. These revenues are estimated at the time service is provided and accrued to the extent that payment has not been received.

Under the California Pilot Program, we receive regular payments for premium reimbursement, which are paid in conjunction with the regular reimbursement amounts due through the normal payment cycle.  In New York, we receive the premium payment annually, and we received the annual payment for fiscal 2006 under the New York program in October 2007.  For additional information regarding each of these reimbursement programs, please refer to Part I, Item 1. Business—Third Party Reimbursement, Cost Containment and Legislation in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

If we determine through the impairment review process that goodwill has been impaired, we record an impairment charge in our consolidated statement of income.  Based on our impairment review process, we have not recorded any impairment to goodwill and other intangible assets that have indefinite lives during the three-month period ended March 31, 2008.

Recently Issued Accounting Pronouncements

On December 4, 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 (Revised 2007), “Business Combinations,” or SFAS No. 141(R).  SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15,

2008. SFAS No. 141(R) will only have an impact on our financial statements if we are involved in a business combination in fiscal year 2009 or later years.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133,” or SFAS No. 161. SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We are currently evaluating the impact that SFAS No. 161 will have on our financial statements.

Results of Operations

Three Months Ended March 31, 2008 and 2007

The following table sets forth the net sales and operating data for each of our distribution regions for the three months ended March 31, 2008 and 2007:

(in thousands except patient months & prescriptions data)
	Three Months Ended March 31,
	2008			2007
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months
California (1)	$43,043	174,113	36,633	$37,630	156,288	34,019
New York	20,673	74,414	11,199	19,824	74,118	11,208
Seattle	1,048	5,168	942	975	5,177	969
Florida	494	2,184	290	538	2,448	393
Total	$65,258	255,879	49,064	$58,967	238,031	46,589

(1)
In the second quarter of 2007, we identified an error in the reporting of Gardena prescriptions and patient months and corrected the previously reported number of prescriptions of 155,903 and patient months of 34,037 in California for the three-month period ended March 31, 2007.

The prescription and patient month data has been presented to provide additional data about operations. A prescription typically represents a 30-day supply of medication for an individual patient.  “Patient months” represents a count of the number of months during a period that a patient received at least one prescription. If an individual patient received multiple medications during each month of a three-month period, a count of three would be included in patient months irrespective of the number of medications filled in each month.

Net Sales.  Net sales for the three months ended March 31, 2008 increased to $65.3 million from $59.0 million for the three months ended March 31, 2007, an increase of 10.7%. The increase in net sales for the three months ended March 31, 2008 as compared to the same period in 2007 is primarily attributable to the addition of new patients in California.

We recorded revenue of $601 and $658 relating to the New York and California premium reimbursement programs for the three months ended March 31, 2008 and 2007, respectively.  The accounts receivable balance at March 31, 2008 related to premium reimbursement was $1,037.  The accounts receivable balance at March 31, 2007 related to premium reimbursement was $779.

Gross Profit.  Gross profit was $9,654 and $8,428 for the three months ended March 31, 2008 and 2007, respectively, and represents 14.8% and 14.3% of net sales, respectively.  The increase in gross profit margin is primarily attributable to strategic purchasing initiatives to mitigate cost increases on key HIV drugs in the three months ending March 31, 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2008 increased to $7,935 from $7,690 for the three months ended March 31, 2007, and represents 12.2% and 13.0% of net sales, respectively.  The increase in selling, general and administrative expenses was primarily due to an increase in legal expenses related to our litigation with Oris Medical Systems, Inc., or OMS, from $170 to $456 for the three months ended March 31, 2007 and 2008, respectively.  The OMS litigation is discussed in Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.

Litigation Settlement.  As a result of the litigation settlement with OMS on May 6, 2008, we recorded a charge of $3,950 for the three months ended March 31, 2008.

Impairment of Long-Lived Assets. As a result of the termination of the LabTracker license agreement with Ground Zero, we recorded a charge of $599 ($1,228 less accumulated amortization of $629) for the three months ended March 31, 2007 to reflect the impairment of a long-lived asset related to the LabTracker license.

Operating (Loss) Income. Operating loss was $2,231 and operating income was $139 for the three months ended March 31, 2008 and 2007, respectively, and represents (3.4%) and 0.2% of net sales, respectively.  Operating loss for the three-month period ended March 31, 2008 includes a litigation settlement charge of $3,950 for the OMS litigation and operating income for the three-month period ended March 31, 2007 includes an impairment of long-lived assets expense of $599.  The decrease in operating income is primarily due to the OMS litigation settlement offset by the addition of new patients in California and an improvement in gross margin.

Interest Income.  Interest income was $215 and $166 for the three months ended March 31, 2008 and 2007, respectively.  The increase in interest income is attributable to an increase in the average balance of cash, cash equivalents and short-term investments in the three months ended March 31, 2008 as compared to the same period in 2007.

(Benefit) Provision for Taxes. We recorded a benefit from taxes of $746 and a provision for taxes $120 for the three-month periods ended March 31, 2008 and 2007, respectively, relating to federal, state and local income tax as adjusted for certain permanent differences.  Our income taxes payable were significantly less than the tax provisions due to net operating loss deductions in 2007 and 2008 attributable to non-cash compensation.  The tax benefit of this deduction was credited to additional paid in capital.

The effective tax rate of 37.0% for the three-month period ended March 31, 2008 decreased from 39.3% for the three-month period ended March 31, 2007. The decrease in the effective tax rate is primarily due to a decrease in tax expense resulting from increased tax exempt interest.

Net (Loss) Income.  For the three months ended March 31, 2008, we recorded net loss of $1,270 as compared to a net income of $185 for the comparable period in the prior year.  Net loss for the three-month period ended March 31, 2008 includes a litigation settlement charge of $3,950 for the OMS litigation.  Net income for the three-month period ended March 31, 2007 includes an impairment of long-lived assets expense of $599.  The decrease in net income is primarily attributed to the OMS litigation settlement offset by the increase in gross profit in the three months ended March 31, 2008.

Liquidity and Capital Resources

 As of March 31, 2008, we had $28,969 of cash and cash equivalents, as compared to cash and cash equivalents of $19,557 and short-term investments of $9,283 as of December 31, 2007.  The increase in cash and cash equivalents was primarily due to a net sale of approximately $7,100 auction rate securities in the three months ended March 31, 2008 and an increase in cash provided by operating activities of $1,921.  Accounts receivable, net of allowance, decreased $597 in the three months ended March 31, 2008 from December 31, 2007.  The decrease in receivables is primarily due to increased collection efforts.  Inventory increased $614 in the three months ended March 31, 2008 from December 31, 2007 due to an increase in purchasing to take advantage of product discounts.

The increase in accounts payable and accrued expenses from $18,151 as of December 31, 2007 to $22,460 as of March 31, 2008 was due principally to amounts accrued for the litigation settlement and legal expenses associated with the OMS litigation.  Payment of the litigation settlement of $3,950 must be made by May 27, 2008.

Credit Agreement. On April 4, 2008, we acquired 100% of the stock of Biomed for $48,000 in cash, 9,350 shares of Allion common and preferred stock and the assumption of $18,600 of Biomed debt. Biomed is a leading provider of specialized biopharmaceutical medications and services to chronically ill patients.  In addition, we may also make an earn-out payment in 2009 should Biomed achieve certain financial performance benchmarks during the first 12 months after closing.  At our 2008 Annual Stockholders’ Meeting, we will seek stockholder approval to convert the newly issued preferred stock into common stock and to elect two directors nominated by the former shareholders of Biomed.

To partially fund the cash portion of the Biomed transaction, we entered into a Credit and Guaranty Agreement, which we refer to as the Credit Agreement, with CIT Healthcare LLC, or CIT, and other lenders named therein, which provides for a five-year $55,000 senior secured credit facility, comprised of a $35,000 term loan and a $20,000 revolving credit facility. We also used a portion of the credit facility to refinance our assumption of $18,600 of Biomed debt.  At our option, the principal balance of the term loan and the revolving credit facility bear interest at a rate equal to (i) LIBOR plus an applicable margin equal to 4.00% or (ii) a base rate equal to the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the Federal Funds rate plus 0.50%, plus, in the case of (a) and (b), an applicable margin equal to 3.00%. The proceeds of the term loan and the revolving credit facility were used to fund the acquisition of Biomed and to refinance certain indebtedness of Biomed.  We may also use the proceeds under the revolving credit facility for working capital and other general corporate purposes.

As of May 12, 2008, $35,000 principal amount remains outstanding under the term loan, and we are required to make quarterly principal payments commencing September 30, 2008.  As of May 12, 2008, $12,800 principal amount remains outstanding under the revolving credit facility.  We are required to pay each lender under the revolving credit facility an unused line fee equal to 0.5% annually on the unused commitment of each lender. We may prepay the term loan and revolving credit facility in whole or in part at any time without premium or penalty, subject to reimbursement of the lenders’ customary breakage and redeployment costs in the case of prepayment of LIBOR borrowings.

The Credit Agreement requires us to meet certain financial covenants, including a Consolidated Total Leverage Ratio not greater than 3.25 to 1.00, a Consolidated Senior Leverage Ratio not greater than 2.75 to 1.00, a Consolidated Fixed Charges Coverage Ratio not greater than 1.5 to 1.00, and maximum Consolidated Capital Expenditures in fiscal 2008 of $2,000, each as defined in the Credit Agreement.  The Credit Agreement also imposes certain other restrictions on us, including our ability to incur or assume liens, make investments, incur or assume indebtedness, amend the terms of our subordinated indebtedness, merge or consolidate, liquidate, dispose of property, pay dividends or make distributions, redeem stock, repay indebtedness, or change our business. The Credit Agreement is secured by a senior secured first priority security interest in substantially all of our and our subsidiaries’ assets and is fully and unconditionally guaranteed by any of our current or future direct or indirect subsidiaries that are not borrowers under the Credit Agreement.

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

The five-year purchase agreement that we signed with AmerisourceBergen in September 2003 improved our supplier payment terms from an original payment period of 13 days to 31 days. These payment terms improved our liquidity and enabled us to reduce our working capital. Since entering into the agreement with AmerisourceBergen, we have purchased the majority of our medications from AmerisourceBergen. The agreement also provides that our minimum purchases during the term of the agreement will be no less than $400,000.  We believe we have met our minimum purchase obligations under this agreement.  Pursuant to the terms of a related security agreement, AmerisourceBergen has a subordinated security interest in all of our assets.

Our operations provided $1,921 and $2,169 of cash over the three-month periods ended March 31, 2008 and 2007, respectively.  The decrease in cash provided by operations is attributable to the increase in income taxes paid in the three months ended March 31, 2008 related to an increase in net income in 2007 from 2006.

Cash flows provided by investing activities was $6,864 and used in investing activities was $1,915 for the three months ended March 31, 2008 and 2007, respectively.  This included payments of $117 and $27 for acquisitions, net investments in short term securities of $7,059 and ($1,868) and the purchase of property and equipment of $78 and $20 for the three months ended March 31, 2008 and 2007, respectively.

Cash flows provided by financing activities was $627 and used in financing activities was $657 for the three months ended March 31, 2008 and 2007, respectively.  This included the tax benefit realized from non-cash compensation related to employee stock options of $638 and $54 for the three months ended March 31, 2008 and 2007, respectively.  The cash flows were net of the repayment of various obligations (principally debt) of $11 and $711 for the three months ended March 31, 2008 and 2007, respectively.

Long-Term Requirements.  We expect that the cost of additional acquisitions will be our primary long-term funding requirement. In addition, as our business grows, we anticipate that we will need to invest in additional capital equipment, such as the machines we use to create the MOMSPak that we use to dispense medication to our patients.

We also may be required to expand our existing facilities or to invest in modifications or improvements to new or additional facilities. If our business operates at a loss in the future, we will also need funding for such losses.  Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements beyond the next 12 months, unanticipated events and opportunities may make it necessary for us to return to the public markets or establish new credit facilities or raise capital in private transactions in order to meet our capital requirements.  The Credit Agreement contains covenants that place certain restrictions on our ability to incur additional indebtedness, as well as on our ability to create or allow new security interests or liens on our property.  These restrictions could limit our ability to borrow additional amounts for working capital and capital expenditures.  Furthermore, substantially all of our assets are currently being used to secure our indebtedness, increasing the difficulty we may face in obtaining additional financing.

Contractual Obligations.  At March 31, 2008, our contractual cash obligations and commitments over the next five years were as follows:

(in thousands)	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Capital Lease Obligations (1)	$36	$36	$—	$—	$—
Operating Leases	1,297	663	588	46	—
Total (2)	$1,333	$699	$588	$46	$—

(1)	Interest payments on these amounts will be approximately $1 over the next three years.

(2)
On April 4, 2008 we entered into a Credit Agreement with CIT which provides for a five-year $55 million senior credit facility.  The Credit Agreement provides for quarterly payments beginning in September 2008, with the facility paid in full in April 2013.  The above table does not reflect our obligations under the Credit Agreement because it was executed subsequent to March 31, 2008.

 Off-Balance Sheet Arrangements.  We do not have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We have limited exposure to financial market risks, including changes in interest rates. At May 5, 2008, we had cash and cash equivalents of approximately $13.8 million. Cash and cash equivalents consisted of demand deposits and money market accounts.  Investments in auction rate securities are classified as marketable securities and are considered non-current because of market liquidity issues.  We may sell these investments prior to maturity, and therefore, we may not realize the full value of these investments. We currently hold no derivative instruments and do not earn foreign-source income.

As a result of the $55 million senior secured credit facility entered into with CIT, we will be exposed to market risk from changes in interest rates.  At our option, borrowings under our credit facility will bear interest at (i) LIBOR plus an applicable margin equal to 4.00% or (ii) a base rate equal to the greater of (a) JP Morgan Chase Bank’s prime rate and (b) the Federal Funds rate plus 0.50%, plus, in the case of (a) and (b) an applicable margin equal to 3.00%.  Our LIBOR contracts will vary in length from 30 to 180 days.  Adverse changes in short term interest rates could affect our overall borrowing rate when contracts are renewed.  Additionally, within 60 days following the closing of the Biomed transaction, we are required to maintain protection against fluctuations in interest rates pursuant to a hedge agreement.

Other Market Risk

With the recent liquidity issues experienced in the global credit and capital markets, $2.2 million of our auction rate securities have experienced multiple failed auctions in early 2008.  It is our intent to hold the $2.2 million until liquidity is restored, and we do not expect to incur any losses.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART II OTHER INFORMATION

Item 1.                  LEGAL PROCEEDINGS

Oris Medical Systems, Inc. v. Allion Healthcare, Inc., et al., Superior Court of California, San Diego County, Action No. GIC 870818.  On August 14, 2006, OMS filed a complaint against Allion, Oris Health, Inc., which we refer to as Oris Health, and MOMS Pharmacy, Inc., which we refer to as MOMS, alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, specific performance, accounting, fraud, negligent misrepresentation, rescission, conversion and declaratory relief, allegedly arising out of the May 19, 2005 Asset Purchase Agreement between Oris Health and MOMS on the one hand, and OMS on the other hand.  The court dismissed the negligent misrepresentation cause of action.  Allion, Oris Health and MOMS filed a cross-complaint against OMS, OMS’ majority shareholder Pat Iantorno, and the Iantorno Management Group for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, rescission and related claims.  Prior to trial, which began April 25, 2008, OMS dismissed its claims for rescission and conversion and we dismissed the fraud claims and several other claims.  On May 6, 2008, during trial, the parties settled the entire action.  Pursuant to the terms of the settlement, we agreed to pay OMS $3.95 million and dismiss the cross-complaint with prejudice in exchange for mutual general releases and dismissal of the complaint with prejudice.  Payment of the settlement amount must be made by May 27, 2008.  As part of the settlement, the parties have agreed that the Asset Purchase Agreement has terminated, with no further earnout payments due by us.  We have accrued for the litigation settlement of $3.95 million in the three-month period ended March 31, 2008.

We are involved from time to time in legal actions arising in the ordinary course of our business. Other than as set forth above and in Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2007, we currently have no pending or threatened litigation that we believe will result in an outcome that would materially affect our business. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  The information below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Risks Related to Our Company

Changes in reimbursement by third-party payors could harm our business.

The price we receive for our products depends primarily on the reimbursement rates paid by government and private payors.  In 2007, we generated approximately 64% of our net sales from patients who rely on Medicaid, ADAP and Medicare (excluding Part D, which is administered through private payor sources) for reimbursement.  We estimate that in 2008 approximately one third of the Biomed business will rely on reimbursement from Medicaid.  In recent years, these programs have reduced reimbursement to providers.  Changes to the programs themselves, the amounts the programs pay, or coverage limitations established by the programs for the medications we sell may reduce our earnings.  For example, these programs could revise their pricing methodology for the medications we sell, decide not to cover certain medications or cover only a certain number of units prescribed within a specified time period.  We are likely to experience some form of revised drug pricing, as ADAP and Medicaid expenditures for our medications, especially those for HIV/AIDS, have garnered significant attention from government agencies during the past few years.  Any reduction in amounts reimbursable by government programs for our products and services or changes in regulations governing such reimbursements could harm our business, financial condition and results of operations.  In addition, if we are disqualified from participating in the state Medicaid programs of New York, New Jersey, California, Pennsylvania, Texas, Kansas, Florida, Washington, Connecticut, Missouri, Oregon or Tennessee, our net sales and our ability to maintain profitability would be significantly reduced.

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

A reduction in demand for HIV/AIDS medications or for injectible or infusible medications for the treatment of Hemophilia and auto-immune disorders would significantly harm our business, as we would not be able to quickly shift our business to provide medications for other diseases or disorders.  Reduced demand for our products and services could be caused by a number of circumstances, such as:

•	A cure or vaccine for HIV/AIDS, Hemophilia or auto-immune disorders;

•	The emergence of a new strain of HIV that is resistant to available HIV/AIDS medications;

•	Shifts to treatment regimens other than those we offer;

•	New methods of delivery of existing HIV/AIDS medications or of injectible or infusible medications that do not require our specialty pharmacy and disease management services;

•	Recalls of the medications we sell;

•	Adverse reactions caused by the medications we sell;

•	The expiration of or challenge to the drug patents on the medications we sell; or

•	Competing treatment from a new HIV/AIDS medication or from a new injectible or infusible medication or a new use of an existing HIV/AIDS, injectible, or infusible medication.

Changes in Medicaid reimbursement could adversely affect the payment we receive for drugs we dispense and as a result, negatively impact our financial condition and results of operations.

In January of 2006, the Deficit Reduction Act of 2005, or the Reduction Act, established average manufacturer price, or AMP, as the benchmark for prescription drug reimbursement in the Medicaid program, eliminating the previously used average wholesale price, or AWP, standard.  The Reduction Act also made changes to the federal upper limit, or FUL, for multiple source drugs, such as generics.  Payments to pharmacies for Medicaid-covered outpatient prescription drugs are set by the states.  Federal reimbursement to states for the federal share of those payments is subject to the FUL ceiling.  Effective January 1, 2007, for multiple source drugs, the FUL became 250% of the AMP.  On July 6, 2007, the Centers for Medicare and Medicaid Services, or CMS, issued final regulations that (1) defined what will be considered a multiple source drug, and (2) defined AMP by identifying the categories of drug sales that would be used to calculate AMP.  The final regulations also mandated that CMS publish AMPs reported to it by manufacturers on CMS’ website.  The final regulations became effective October 1, 2007.

The first publication of AMP data and the resulting FULs was scheduled to occur in December of 2007.  However, on December 19, 2007, the National Association of Chain Drug Stores, or NACDS, and the National Community Pharmacists’ Association, or NCPA, sought and were granted a preliminary injunction in U.S. District Court, which halted CMS’ implementation of its AMP regulations and the posting of any AMP data.  In their complaint, the two pharmacy groups allege that the AMP regulations go beyond what Congress intended when it passed the Social Security Act.  Specifically, the lawsuit alleges that (1) in defining AMP, CMS included categories of drug sales that exceeded the plain language of the Social Security Act, and (2) CMS’ definition of multiple source drugs is impermissibly broad and, in some respects, contrary to the Social Security Act.  On March 14, 2008, CMS issued an interim final rule revising its definition of multiple source drug to address an issue raised in the NACDS/NCPA lawsuit.  The preliminary injunction is still in effect.

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

Some states have adopted alternative pricing methodologies for certain drugs, biologicals and home medical equipment reimbursed under the Medicaid program.  In several states, the changes reduced the level of reimbursement we receive for these items. We may experience additional reductions in reimbursement in the future, which could negatively impact our revenues.

We have granted CIT Healthcare LLC a security interest in substantially all of our assets, and if we default under our Credit Agreement, CIT may foreclose on our assets.

We have secured amounts owing under the Credit Agreement with substantially all of our and our subsidiaries’ assets, including inventory, accounts receivable, general intangibles, and collateral. If we default under the terms of the Credit Agreement, CIT has the right to accelerate our indebtedness and foreclose upon and sell substantially all of our and our subsidiaries’ assets to repay our indebtedness, which would have a material adverse effect on our business.

We may be unable to integrate successfully the businesses of Biomed and realize the anticipated benefits of the merger.

In April 2008, we completed our merger with Biomed. The success of the merger will depend, in part, on our ability to realize the growth opportunities from successfully integrating Biomed’s business with our business.  The integration of two independent companies can be a complex, costly and time-consuming process.  The difficulties of combining the operations of the companies include, among other factors:

•	coordinating geographically separated organizations, systems and facilities, including complexities associated with managing the combined businesses at separate locations;

•	integrating specialty pharmaceutical operations that are different from our core specialty pharmaceutical services;

•	combining the sales force territories and competencies associated with the sale of products presently sold by Biomed;

•	integrating personnel from different companies while maintaining focus on providing consistent, high-quality products and customer service;

•	unforeseen expenses or delays associated with the merger; and

•	performance shortfalls as a result of the diversion of management's attention to the merger.

If we are unable to successfully combine the businesses of Biomed and Allion in a manner that permits the combined company to achieve the growth anticipated to result from the merger, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the integration process could result in the loss of key employees of Biomed, the disruption or interruption of, or the loss of momentum in, our business, inconsistencies between each company’s standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, suppliers and employees or our ability to achieve the anticipated benefits of the merger, or could reduce earnings or otherwise adversely affect the business and financial results of the combined company.

We do not have a contractual relationship with insurers for a significant portion of our Biomed business.  As a result, we have no continuing right to receive reimbursement and we are subject to reductions in reimbursement rates, which could have a material adverse effect on revenues.

In cases in which we do not have a contractual relationship with an insurance company, we are considered “out-of-network,” and we have no contractual right to payment.  Payors with whom we are out-of-network may refuse to reimburse us, which could result in a loss of patients and decrease in our revenues. As an out-of-network provider, reductions in reimbursement rates for non-contracted providers could also adversely affect us. In 2007, approximately one-third of the Biomed business was out-of-network. Third-party payors with whom we do not participate as a contracted provider may also require that we enter into contracts, which may have pricing and other terms that are materially less favorable to us than the terms under which we currently operate. While the number of prescriptions may increase as a result of these contracts, our revenues per prescription may decrease.

We rely on a limited number of suppliers for the prescriptions dispensed by our pharmacies, and we could have difficulty obtaining sufficient supply of the drugs to fill those prescriptions.

A limited number of manufacturers operating under current Good Manufacturing Practices are capable of manufacturing the drugs dispensed by our pharmacies, and the supply of those drugs is limited by allocations from the manufacturers. Although we believe we have sufficient supply from such manufacturers and we maintain inventory on hand to meet our demand, if our suppliers had problems or delays with their manufacturing operations we may have difficulty obtaining sufficient quantities of the drugs required for our business. If we do not receive sufficient quantities from our current suppliers, we may be unable to identify or obtain our required drugs from alternative manufacturers on commercially reasonable terms or on a timely basis, which would negatively impact our revenues, reputation and business strategy.

Failure to attract and retain experienced and qualified personnel could adversely affect our business.

Our success depends on our ability to attract and retain experienced pharmacists and nurses. We rely on specialized pharmacists to dispense the prescriptions and treatment regimens at our pharmacies, as well as for consultations and to provide education, counseling, treatment coordination, clinical information and compliance monitoring to our customers. Additionally, more than half of our Biomed business requires the services of a nurse to administer prescriptions. Competition for these employees is strong, and if we are not able to attract and retain qualified personnel without significant cost increases, our revenues and earnings may be adversely affected.

Our Biomed business has a limited operating history, which may make it difficult to accurately evaluate our business and prospects.

Biomed began operating in July 2007, and we began operating the Biomed business in April 2008 upon the closing of the merger.  As a result, there is a limited operating history upon which to accurately predict the potential revenue of the Biomed business. The Biomed revenue and income potential and our ability to grow that business is still unproven. Although Biomed has experienced significant revenue growth since its inception, we may not be able to sustain that growth. Any evaluation of the Biomed business and its potential must be considered in light of these factors and the risks and uncertainties often encountered by companies in an early stage of development. Some of these risks and uncertainties include our ability to:

• respond effectively to competition;

• manage growth in the Biomed operations;

• respond to changes in applicable government regulations and legislation;

• access additional capital when required; and

• attract and retain key personnel.

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

The specialty pharmacy industry is highly competitive and is continuing to become more competitive.  All of the medications, supplies and services that we provide are also available from our competitors.  Our current and potential competitors may include:

•	Other specialty pharmacy distributors;

•	Specialty pharmacy divisions of wholesale drug distributors;

•	Pharmacy benefit-management companies;

•	Hospital-based pharmacies;

•	Local infusion providers;

•	Other retail pharmacies;

•	Manufacturers that sell their products both to distributors and directly to clinics and physicians’ offices; and

•	Hospital-based care centers and other alternate-site healthcare providers.

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

The repackaging, marketing, sale and purchase of medications are extensively regulated by federal and state governments.  As a provider of pharmacy services, our operations are subject to complex and evolving federal and state laws and regulations enforced by federal and state governmental agencies, including, but not limited to, the federal Controlled Substances Act, Pharmacy Drug Use Review Law, anti-kickback laws, the Health Insurance Portability and Accountability Act of 1996, the Stark Law and the federal Civil Monetary Penalty Law.  Many of the HIV/AIDS medications that we sell receive greater attention from law enforcement officials than those medications that are most often dispensed by traditional pharmacies due to the high cost of HIV/AIDS medications and the potential for illegal use.  If we fail to, or are accused of failing to, comply with laws and regulations, our business, financial condition and results of operations could be harmed.  While we believe we are operating our business in substantial compliance with existing legal requirements material to the operation of our business, many of these laws remain open to interpretation.  Changes in interpretation or enforcement policies could subject our current practices to allegation of impropriety or illegality.  If we fail to comply with existing or future applicable laws and regulations, we could be subject to penalties which may include, but not be limited to, exclusion from the Medicare or Medicaid programs, fines, requirements to change our practices, and civil or criminal penalties.

In addition, we recognize that the federal government has an interest in examining relationships between providers or between providers and other third parties relating to health technology services, including those that facilitate the electronic submission of prescriptions.  For example, it is possible that our prior relationship with Ground Zero, through the licensing of LabTracker and the LabTracker/Oris software interface, might invite inquiry from the federal government.  Part of the earn-out payments under our purchase agreement to acquire OMS were based upon the number of patients who submit their prescriptions to our pharmacies through a clinic utilizing the Oris and/or LabTracker software.  These payments were made directly to the shareholders of OMS and to Ground Zero.  The purchase agreement expressly prohibited the shareholders of OMS and Ground Zero from marketing the Oris software. In addition, we charge each provider who licenses the Oris software a fair market value license fee.  While we believe our prior relationship with the shareholders of OMS and Ground Zero and our relationships with the users of the Oris software comply with the anti-kickback laws, if we are found to have violated any of these laws, we could suffer penalties, fines, or possible exclusion from participation in federal and state healthcare programs, which would reduce our sales and profits.

Our business could also be harmed if the entities with which we contract or have business relationships, such as pharmaceutical manufacturers, distributors, physicians, HIV/AIDS clinics, or home health agencies are accused of violating laws or regulations.  The applicable regulatory framework is complex and evolving, and the laws are very broad in scope.  There are significant uncertainties involving the application of many of these legal requirements to our business.  Many of the laws remain open to interpretation and have not been addressed by substantive court decisions to clarify their meaning.  We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what effect any such legislation or regulation might have on us.  Further, we cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could increase our cost of compliance with such laws or reduce our ability to become profitable.  If we are found to have violated any of these laws, we could be required to pay fines and penalties, which could materially adversely affect our profitability and our ability to conduct our business as currently structured.

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

Drug pricing and the validity of AWP continues to be a focus of litigation and governmental investigations.  The case of New England Carpenters Health Benefits Fund, et al. v. First DataBank, et al., Civil Action No. 1:05-CV-11148-PBS (D. Mass.), is a civil class action brought against the most widely used reporter and publisher of AWP, First DataBank, or FDB.  As part of a recently announced proposed settlement in the case, FDB has agreed to reduce the reported AWP of over 8,000 specific pharmaceutical products by four percent.  Although the proposed settlement had received preliminary court approval, it was denied final court approval.  In March 2008, an amended settlement was submitted to the court for review.  We cannot predict the outcome of this case or, if any settlement is approved, the precise timing of any of the proposed AWP reductions. If approved, the proposed settlement is likely to reduce the price paid to us for medications we dispense, and this would have a material adverse effect on our results of operations.

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

On May 6, 2008, a settlement was entered in Superior Court of California, San Diego County, of Oris Medical Systems, Inc. v. Allion Healthcare, Inc., et al., Action No. GIC 870818.  Pursuant to the terms of the settlement, we agreed to pay OMS $3.95 million in exchange for dismissal of the complaint and cross complaint with prejudice and mutual general release of all claims among the parties.  Payment of the settlement amount must be made by May 27, 2008.  We have accrued for the litigation settlement of $3.95 million in the three-month period ended March 31, 2008.

Item 6.                EXHIBITS

Exhibits

2.1
Agreement and Plan of Merger, dated March 13, 2008, by and among Allion Healthcare, Inc., Biomed Healthcare, Inc., Biomed America, Inc. and Parallex LLC (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).

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

Date: May 12, 2008
ALLION HEALTHCARE, INC.

By:	/S/ Stephen A. Maggio
Stephen A. Maggio
Interim Chief Financial Officer (Principal Financial and Accounting Officer)