Form 10-Q
period 2008-06-30
ALLION HEALTHCARE INC
filed 2008-08-07
CIK 847935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-17821
ALLION HEALTHCARE, INC.
(Exact Name of registrant as specified in its charter)

Delaware	11-2962027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1660 Walt Whitman Road, Suite 105, Melville, NY 11747
(Address of principal executive offices)
Registrant’s telephone number: (631) 547-6520
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of August 4, 2008, there were 25,553,625 shares of the Registrant’s common stock, $.001 par value, outstanding.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
Forward-Looking Statements
     Some of the statements made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which reflect our plans, beliefs and current views with respect to, among other things, future events and our financial performance. Stockholders are cautioned not to place undue reliance on such statements. We often identify these forward-looking statements by use of words such as “believe,” “expect,” “continue,” “may,” “will,” “could,” “would,” “potential,” “anticipate” or similar forward-looking words. Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:
•	The impact of changes in reimbursement rates on our results of operations, including the impact of the California Medi-Cal reductions;

•	The impact of litigation on our financial condition and results of operations and our ability to defend against and prosecute such litigation;

•	The satisfaction of our minimum purchase obligations under our agreement with AmerisourceBergen Drug Corporation;

•	The impact of recent accounting pronouncements on our results of operations or financial position;

•	The timing of our receipt of third-party reimbursement;

•	The types of instruments in which we invest and the extent of interest rate risks we face;

•	Our ability to satisfy our capital requirements needs with our revenues;

•	The continuation of premium reimbursement in California and New York;

•	Growth opportunities from our merger with Biomed America, Inc.;

•	The sufficiency of the supply of drugs for our Biomed business;

•	Our ability to sell auction-rate securities; and

•	Our ability to operate profitably and grow our company, including through acquisition opportunities.
     The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including, but not limited to:
•	The effect of regulatory changes, including the Medicare Prescription Drug Improvement and Modernization Act of 2003;

•	The reduction of reimbursement rates by government and other third-party payors, including the recent cuts in the California Medi-Cal program effective July 1, 2008;

•	Changes in reimbursement policies and possible other potential reductions in reimbursements by other state agencies, including our qualification for premium reimbursement in California and our certification for premium reimbursement in New York;

•	Our ability to market our customized packaging system and the acceptance of such system by healthcare providers and patients;

•	Our ability to manage our growth with a limited management team;

•	Compliance with our financial covenants under the Credit and Guaranty Agreement with CIT Healthcare LLC;

•	Successful integration of the Biomed business; and

•	The availability of appropriate acquisition candidates and our ability to successfully complete and integrate acquisitions;
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

Item 1. FINANCIAL STATEMENTS
ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	At June 30,	At December 31,
(in thousands)	2008	2007

Assets
Current assets:
Cash and cash equivalents	$9,395	$19,557
Short term investments and securities held for sale	—	9,283
Accounts receivable (net of allowance for doubtful accounts of $1,648 in 2008 and $136 in 2007)	34,905	18,492
Inventories	12,713	8,179
Prepaid expenses and other current assets	778	767
Deferred tax asset	344	344

Total current assets	58,135	56,622

Property and equipment, net	1,232	790
Goodwill	130,478	41,893
Intangible assets, net	60,935	27,228
Marketable securities, non-current	2,152	—
Other assets	1,152	83

Total assets	$254,084	$126,616

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,372	$15,832
Accrued expenses	3,787	2,319
Revolving credit facility	12,821	—
Current maturities of long term debt	1,698	—
Current portion of capital lease obligations	27	47

Total current liabilities	39,705	18,198

Long Term Liabilities:
Long-term debt	33,053	—
Notes payable — affiliate	3,644	—
Deferred tax liability	16,779	2,212
Capital lease obligations	6	—
Other	30	44

Total liabilities	93,217	20,454

Commitments & Contingencies

Stockholders’ Equity:
Convertible preferred stock, $.001 par value, shares authorized 20,000; issued and outstanding -0- in 2008 and 2007	—	—
Common stock, $.001 par value, shares authorized 80,000; issued and outstanding 25,554 in 2008 and 16,204 in 2007	26	16
Additional paid-in capital	165,721	112,636
Accumulated deficit	(4,844)	(6,487)
Accumulated other comprehensive loss	(36)	(3)

Total stockholders’ equity	160,867	106,162

Total Liabilities and Stockholders’ Equity	$254,084	$126,616

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands except per share data)	2008	2007	2008	2007
Net sales	$86,430	$62,286	$151,687	$121,253
Cost of goods sold	69,344	53,405	124,948	103,944

Gross profit	17,086	8,881	26,739	17,309

Operating expenses:
Selling, general and administrative expenses	9,752	6,538	16,811	13,263
Depreciation and amortization	1,710	864	2,585	1,829
Litigation settlement	—	—	3,950	—
Impairment of long-lived asset	—	—	—	599

Operating income	5,624	1,479	3,393	1,618

Interest expense (income), net	836	(176)	621	(342)

Income before taxes	4,788	1,655	2,772	1,960

Provision for taxes	1,875	682	1,129	802

Net Income	$2,913	$973	$1,643	$1,158

Basic earnings per common share	$0.15	$0.06	$0.10	$0.07

Diluted earnings per common share	$0.11	$0.06	$0.08	$0.07

Basic weighted average of common shares outstanding	19,472	16,204	17,067	16,204
Diluted weighted average of common shares outstanding	26,333	16,976	19,459	16,990
See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
(in thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,643	$1,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,585	1,829
Impairment of long-lived asset	—	599
Deferred rent	(14)	(7)
Amortization of deferred financing costs	45	—
Amortization of debt discount on acquisition notes	13	—
Change in fair value of interest rate cap contract	5	—
Provision for doubtful accounts	550	325
Non-cash stock compensation expense	94	186
Deferred income taxes	(22)	554
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	(996)
Inventories	(2,619)	(3,194)
Prepaid expenses and other assets	165	151
Accounts payable and accrued expenses	(887)	1,873

Net cash provided by operating activities	558	2,478

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(226)	(111)
Purchases of short term securities	(300)	(38,993)
Sales of short term securities	7,398	38,150
Payment for investment in Oris Medical’s assets	—	(204)
Payment for investment in Biomed, net of cash acquired	(50,143)	—

Net cash used in investing activities	(43,271)	(1,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from CIT revolver note	12,821	—
Net proceeds from CIT term loan	34,738	—
Payment for CIT interest rate cap contract	(112)	—
Payment for deferred financing costs	(907)	—
Payment for Biomed loans assumed	(14,925)	—
Tax benefit from exercise of employee stock options	960	155
Repayment of notes payable and capital leases	(24)	(723)

Net cash provided by (used in) financing activities	32,551	(568)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,162)	752
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,557	17,062

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,395	$17,814

SUPPLEMENTAL DISCLOSURE
Income taxes paid	297	32
Interest paid	121	43
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share and share data)
NOTE 1 ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
(a) Allion Healthcare, Inc. (the “Company” or “Allion”) was originally incorporated in 1983 under the name The Care Group Inc. In 1999, the Company changed its name to Allion Healthcare, Inc. The Company is a national provider of specialty pharmacy and disease management services focused on HIV/AIDS patients, as well as a national provider of specialty biopharmaceutical medications and services for chronically ill patients.
(b) The condensed consolidated financial statements include the accounts of Allion Healthcare, Inc. and its subsidiaries. The condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of income for the three and six months ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited and have been prepared by the Company. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying condensed consolidated balance sheet at December 31, 2007 has been derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008.
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
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other interim period.
NOTE 2 NET EARNINGS PER SHARE
     The Company presents earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” All per share amounts have been calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive. Options and warrants to purchase 1,815,328 and 1,995,928 shares of common stock were outstanding at June 30, 2008 and 2007, respectively. The diluted shares outstanding for the six-month periods ended June 30, 2008 and 2007 were 19,458,843 and 16,989,723, respectively, and resulted in diluted earnings per share of $0.08 and $0.07, respectively. The diluted shares outstanding for the three-month periods ended June 30, 2008 and 2007 were 26,333,185 and 16,976,043, respectively, and resulted in diluted earnings per share of $0.11 and $0.06, respectively. For the three-month periods ended June 30, 2008 and 2007, the diluted earnings per share does not include the impact of common stock options and warrants then outstanding of 808,328 and 1,018,928, respectively, and for the six-month periods ended June 30, 2008 and 2007, the diluted earnings per share does not include the impact of common stock options and warrants then outstanding of 808,328 and 988,928, respectively, as the effect of their inclusion would be anti-dilutive.
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
     The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”) on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. While the Company adopted SFAS No. 159 on January 1, 2008, it did not elect the fair value measurement option for any of its financial assets or liabilities.
NOTE 4 ACQUISITIONS
     On April 4, 2008, the Company and its wholly owned subsidiary, Biomed Healthcare, Inc., a Delaware corporation (“Merger Sub”), completed the acquisition of Biomed America, Inc., a Delaware corporation (“Biomed”), pursuant to an Agreement and Plan of Merger (the “Agreement”), dated as of March 13, 2008, by and among Allion, Merger Sub, Biomed and Biomed’s majority owner, Parallex LLC, a Delaware limited liability company. The acquisition was effected by the merger of Biomed with and into Merger Sub, with Merger Sub as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). The acquisition of Biomed expands the Company’s product and service offerings and will diversify its payor base by increasing the revenues received from non-governmental payors. The Company’s management believes Biomed has a leading reputation among patients and referring physicians managing hemophilia, immune deficiencies and other chronic conditions.
     The purchase price of $121,222 for all of the outstanding shares of Biomed was paid with funds from a new senior credit facility provided by CIT Healthcare LLC (see Note 7 Financing Activity), available cash, and newly issued Allion common stock and Series A-1 preferred stock. The aggregate consideration paid to the former Biomed stockholders consisted of $48,000 in cash and a combined total of approximately 9.35 million shares of Allion common stock and Series A-1 preferred stock. The Company also assumed $18,569 of Biomed’s outstanding indebtedness and incurred direct acquisition costs of $2,612. In addition to the purchase price, the Company may make an earn out payment in 2009 to the former Biomed stockholders if the Biomed business achieves certain financial performance benchmarks during the first full 12 calendar months following closing. It is expected that any earn out payment will be recorded as additional goodwill.
     In accordance with NASDAQ Marketplace Rule 4350(i)(1)(C), the Company issued to the former Biomed stockholders new Allion common stock in an amount equal to 19.9% of its common stock outstanding at the closing of the Merger, with the remainder of the stock portion of the purchase price issued in new Allion Series A-1 preferred stock. The total number of shares of Allion common stock issued at closing was 3,224,511, and the total number of shares of Allion Series A-1 preferred stock issued at closing was 6,125,448. On June 24, 2008 the Company’s stockholders approved the issuance of 6,125,448 shares of common stock, reflecting the one-for-one conversion of the Series A-1 preferred stock. The shares of Allion common stock issued to the former Biomed stockholders represent 37% of the total Allion shares outstanding.

     The following allocation of the purchase price and the estimated transaction costs are preliminary and based on information available to the Company’s management at the time the condensed consolidated financial statements were prepared. Accordingly, the allocation is subject to change and the impact of such changes could be material:

Purchase Price Paid
Cash paid to seller at closing	$48,000
Notes payable assumed	13,944
Long-term debt assumed	4,625
Fair value of common stock issued (1)	16,574
Fair value of preferred stock issued (2)	35,467
Direct acquisition costs (3)	2,612

Total purchase price	$121,222

Allocation of Purchase Price
Referral relationships (11 year life)	$29,210
Trade name (20 year life)	6,230
Covenant not to compete (3 year life)	540
Goodwill	88,585

124,565

Assets / liabilities assumed:
Accounts receivable, net	15,963
Inventories	1,914
Other current assets	280
Fixed assets	527
Notes receivable / other assets	202
Total current liabilities	(7,636)
Capital lease obligation	(4)
Deferred tax liability	(14,589)

$121,222

(1)	The consideration associated with the common stock was valued at $5.14 per share based on the average closing price of Allion common stock three days before and after the March 13, 2008 announcement of the Merger.

(2)	The consideration associated with preferred stock was valued at $5.79 per share based on an independent valuation.

(3)	A portion of this amount was paid in 2007 and $249 is accrued at June 30, 2008.
     The acquisition was recorded by allocating the purchase price to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess cost over the net amounts assigned to the fair value of the assets acquired is recorded as goodwill. The results of operations from the acquisition is included in Allion’s consolidated operating results as of the date the business was acquired. The Biomed business will operate as a separate reportable segment (see Note 9 Operating Segments). The goodwill and identifiable intangible assets recorded as a result of the Biomed acquisition are not expected to be deductible for tax purposes.
     The following unaudited pro forma results assume the Merger occurred on January 1, 2007. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions set forth above had occurred on the date indicated or what the Company’s results of operations will be in future periods. The financial results for the periods prior to the acquisition were based on audited or reviewed financial statements, where required, or internal financial statements as provided by the sellers. The Biomed acquisition was assumed to take place as of April 1, 2008 for pro forma purposes because any activity from April 1, 2008 to April 4, 2008 is not considered material.

	Three months ended	Six months ended
	June 30,	June 30,
	2007	2008	2007
Revenue	$71,802	$172,093	$139,126

Net Income	$1,187	$2,988	$1,466
Earnings per common share
Basic	$0.05	$0.12	$0.06
Diluted	$0.05	$0.11	$0.06

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
NOTE 5 CASH AND CASH EQUIVALENTS
     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash approximates its fair value. Cash and cash equivalents consisted of the following:

	At June 30, 2008	At December 31, 2007
Cash	$9,395	$11,143
Short-term securities	—	8,414

Total	$9,395	$19,557

     The short-term securities are generally government obligations and are carried at amortized cost, which approximates fair market value. The unrealized loss at December 31, 2007 was $6 ($3, net of tax) and is recorded as a component of accumulated other comprehensive income.
NOTE 6 FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES
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
     SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price be used to measure fair value whenever possible. Financial assets included in the Company’s financial statements and measured at fair value as of June 30, 2008 are classified based on the valuation technique level as follows:
     Non-current marketable securities of approximately $2,200 consist of auction rate securities, which were measured using unobservable inputs (Level 3).
     At December 31, 2007, short term investments and securities held for sale included available-for-sale securities, which are carried at market value. All of these investments were to mature within 12 months and consisted of approximately $9,300 of auction rate securities.
     Auction Rate Securities
     As of June 30, 2008, the Company had approximately $2,200 of auction rate securities (“ARS”), the fair value of which has been measured using Level 3 inputs. These ARS are collateralized with Federal Family Education Loan Program student loans. The monthly auctions have historically provided a liquid market for these securities. However, since February 2008, there has not been a successful auction in that there were insufficient buyers for these ARS.

     The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the ARS. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the ARS, including assumptions about risk, developed based on the best information available in the circumstances.
     Based on this assessment of fair value, as of June 30, 2008, the Company has recorded a temporary impairment charge on these securities. The unrealized loss through June 30, 2008 was $60 ($36, net of tax) and is recorded as a component of other comprehensive income. The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process occurs or until maturity (ranging from 2037 to 2041). As of June 30, 2008, the Company reclassified the entire ARS investment balance from short-term investments to marketable securities, non-current on its condensed consolidated balance sheet because of the Company’s belief that it could take longer than one year for its investments in ARS to settle.
NOTE 7 FINANCING ACTIVITY
     On April 4, 2008, in connection with the acquisition of Biomed (see Note 4 Acquisition), the Company entered into a Credit and Guaranty Agreement which provides for a five-year $55,000 senior secured credit facility comprised of a $35,000 term loan and a $20,000 revolving credit facility. At the Company’s option, the principal balance of loans outstanding under the term loan and the revolving credit facility will bear annual interest at a rate equal to a base rate (higher of Federal Funds rate plus 0.5% or prime rate) plus 3% or LIBOR plus 4%. The Company incurred $907 in deferred financing costs related to this financing, which will be amortized over the five-year term of the loan. As of June 30, 2008, deferred financing costs related to the senior secured credit facility were $862. The Company may prepay the term loan and the revolving credit facility in whole or in part at any time without penalty, subject to reimbursement of the lenders’ customary breakage and redeployment costs in the case of prepayment of LIBOR borrowings. The Credit Agreement covenants include the requirement to maintain certain financial ratios. As of June 30, 2008, the Company was in compliance with all covenants. The Credit Agreement is secured by a senior secured first priority security interest in substantially all of the Company’s assets and is fully and unconditionally guaranteed by any of the Company’s current or future direct or indirect subsidiaries that are not borrowers under the Credit Agreement.
Revolving Credit Facility
     At June 30, 2008, the Company’s borrowing under the revolving credit facility was $12,821. The weighted average annual interest rate for the three months ended June 30, 2008 on the revolving credit facility was 6.8%. In addition, the Company is required to pay the lender a fee equal to 0.5% per annum on the unused portion of the revolving credit facility.
Term Loan
     At June 30, 2008, the Company’s borrowing under the term loan was $35,000. The weighted average annual interest rate for the three months ended June 30, 2008 on the term loan was 6.8%. The Company is required to make consecutive quarterly principal payments commencing on September 30, 2008, with a final payment due on April 4, 2013.
Long term debt under the Company’s senior credit facility consists of the following at June 30, 2008:

Term loan, net of original issue discount	$34,751
less: current maturities	1,698

Long term debt	$33,053

     The Company is required to maintain interest rate protection in connection with its variable rate borrowings associated with its term loan. The Company manages the risk of interest rate variability through the use of a derivative financial instrument designed to hedge potential changes in variable interest rates. The Company uses an interest rate cap contract for this purpose. At June 30, 2008, the Company had an interest rate cap contract outstanding with a notional amount of $17,500 that expires in April 2011. Through this contract, the Company has capped the LIBOR component of its interest rate at 5%. As of June 30, 2008, the three-month LIBOR rate was 2.681%.
     The Company did not elect to apply for hedge accounting. The fair value of the derivative resulted in a mark-to-market loss of $5 for the three and six months ended June 30, 2008.

NOTE 8 NOTES PAYABLE — AFFILIATES
At June 30, 2008, Notes payable — affiliates consist of three unsecured notes in the amount of $3,000, $425 and $219. All three notes are due on demand and bear interest at 6% per annum. The notes are subordinated to the revolving credit facility and the term loan described in Note 7 and have been classified as long-term.
NOTE 9 OPERATING SEGMENTS
     With the acquisition of Biomed in April 2008, management has now determined that the Company operates in two reportable segments: (1) Specialty HIV, through which the Company provides specialty pharmacy and disease management services focused on HIV/AIDS patients and (2) Specialty Infusion, through which the Company provides specialized biopharmaceutical medications and services to chronically ill patients. The Company allocates all revenue and operating expenses to the segments. Costs specific to a segment are charged directly to the segment. Corporate expenses are allocated to each segment based on revenues. The following table sets forth selected information by segment:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Results of Operations
Net Sales:
Specialty HIV	$68,693	$62,286	$133,950	$121,253
Specialty Infusion	17,737	—	17,737	—

Total Net Sales	$86,430	$62,286	$151,687	$121,253

Operating Income:
Specialty HIV (1)	$2,337	$1,479	$106	$1,618
Specialty Infusion	3,287	—	3,287	—

Total Operating Income	$5,624	$1,479	$3,393	$1,618

Depreciation & Amortization Expense:
Specialty HIV	$823	$864	$1,698	$1,829
Specialty Infusion	887	—	887	—

Total Depreciation & Amortization Expense	$1,710	$864	$2,585	$1,829

(1)	Includes a $3,950 charge related to the Company’s litigation settlement with Oris Medical Systems, Inc. for the six months ended June 30, 2008, and a $599 impairment charge for the six months ended June 30, 2007.

	At June 30,	At December 31,
	2008	2007
Total Assets:
Specialty HIV	$108,579	$126,616
Specialty Infusion	145,505	—

Total Assets	$254,084	$126,616

NOTE 10 RELATED PARTY TRANSACTIONS
     In April 2008, the Company entered into a Transition Services Agreement with the RAM Capital Group (“RAM”), whereby RAM agreed to provide various financial and administrative services to the Company related to the Biomed business acquisition (see Note 4 Acquisitions) for a fee of $10 per month. RAM is owned by a principal stockholder of the Company.
     In the second quarter of 2008, nursing services were provided for the Specialty Infusion business by an affiliated party. Fees charged for nursing services provided were $476 and are included as a component of Cost of Goods Sold.
     At June 30, 2008, notes payable totaling $3,644 were due to affiliates (see Note 8 Notes Payable — Affiliates).
NOTE 11 CONTINGENCIES
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
     Oris Medical Systems, Inc. v. Allion Healthcare, Inc., et al., Superior Court of California, San Diego County, Action No. GIC 870818. OMS filed a complaint against the Company, Oris Health, Inc. (“Oris Health”) and MOMS Pharmacy, Inc. (“MOMS”) on August 14, 2006, alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, specific performance, accounting, fraud, negligent misrepresentation, rescission, conversion and declaratory relief, allegedly arising out of the May 19, 2005 Asset Purchase Agreement between Oris Health and MOMS on the one hand, and OMS on the other hand. The court dismissed the negligent misrepresentation cause of action. The Company, Oris Health and MOMS filed a cross-complaint against OMS, OMS’ majority shareholder Pat Iantorno, and the Iantorno Management Group for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, rescission, and related claims. Prior to trial, which began April 25, 2008, OMS dismissed its claims for rescission and conversion and the Company dismissed the fraud claim and several other claims. On May 6, 2008, during trial, the parties settled the entire action. Pursuant to the terms of the settlement, the Company agreed to pay OMS $3,950 and dismiss the cross-complaint with prejudice in exchange for mutual general releases and dismissal of the complaint with prejudice. As part of the settlement, the parties have agreed that the Asset Purchase Agreement has terminated, with no further earnout payments due by the Company. The Company accrued the litigation settlement of $3,950 in the three months ended March 31, 2008 and paid the settlement on May 27, 2008.
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
NOTE 12 STOCK-BASED COMPENSATION PLAN
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
     The Company follows SFAS No. 123(R), “Share-Based Payment”, which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite vesting period. For the six months ended June 30, 2008 and 2007, the Company recorded non-cash compensation expense in the amount of $94 and $186, respectively, relating to stock options, which were recorded as part of selling, general and administrative expenses.

NOTE 13 INCOME TAXES
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     The Company adopted FIN 48 effective January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement.
     Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. At June 30, 2008, the Company did not have any uncertain tax positions, and the Company does not expect FIN 48 to have a significant impact on its results of operations or financial position during the next 12 months.
     As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At June 30, 2008, the Company did not have accrued interest and penalties related to any unrecognized tax benefits. The years subject to potential audit varies depending on the tax jurisdiction. Generally, the Company’s statutes are open for tax years ended December 31, 2004 and forward. The Company’s major taxing jurisdictions include the United States, New York and California.
NOTE 14 SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
     As part of the acquisition of Biomed (see Note 4 Acquisitions), the following are the non-cash components of the purchase price:

	Six Months Ended June 30,
	2008	2007
Issuance of common and preferred stock	$52,041	$—
Assumption of Biomed loans	14,925	—
Assumption of notes payable — affiliates	3,644	—
     During the six-month period ended June 30, 2008, the Company incurred an unrealized loss of $36 (net of tax) on auction rate securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share, per share and patient data)
Overview
     We are a national provider of specialty pharmacy and disease management services focused on HIV/AIDS patients, as well as specialized biopharmaceutical medications and services to chronically ill patients. We work closely with physicians, nurses, clinics and AIDS Service Organizations, or ASOs, and with government and private payors to improve clinical outcomes and reduce treatment costs for our patients.
     We operate our business as two reporting segments. Our Specialty HIV division distributes medications, ancillary drugs and nutritional supplies under our trade name MOMS Pharmacy. Most of our HIV/AIDS patients rely on Medicaid and other state-administered programs, such as the AIDS Drug Assistance Program, or ADAP, to pay for their HIV/AIDS medications.
     Our Specialty Infusion division, acquired in April 2008, focuses on specialty biopharmaceutical medications under the name Biomed America. Biomed provides services for intravenous immunoglobulin, blood clotting factor, and other therapies for patients living with chronic diseases.
     We believe that the combination of services we offer to patients, healthcare providers and payors makes us an attractive source of specialty pharmacy and disease management services, contributes to better clinical outcomes and reduces overall healthcare costs.
     Our Specialty HIV services include the following:
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
     We have grown our HIV/AIDS business primarily by acquiring other specialty pharmacies and expanding our existing business. Since the beginning of 2003, we have acquired seven specialty pharmacies in California and two specialty pharmacies in New York. We have generated internal growth primarily by increasing the number of patients we serve. In addition, our business has grown as the price of HIV/AIDS medications has increased. In December 2007, we opened our first satellite pharmacy in Oakland, California. We will continue to evaluate acquisitions and satellite locations and expand our existing HIV/AIDS business as opportunities arise or circumstances warrant.
     Our Specialty Infusion segment provides pharmacy, nursing and reimbursement services to patients with costly, chronic diseases. These services include the following:
•	Specialized nursing for the timely administration of medications as directed by physicians;

•	Specialized pharmacists who consult with patients, physicians, and nurses to provide education, counseling, treatment coordination, and clinical information; and

•	Reimbursement experience that assists patients and healthcare providers with the complex reimbursement processes and that optimizes collection of payment.
     Our Specialty Infusion business derives revenues primarily from the sale of drugs to patients and focuses almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. Our Specialty Infusion division principally provides specialty pharmacy and disease management services to patients with the following conditions: Hemophilia, Autoimmune Disorders/Neuropathies, Respiratory Syncytial Virus (RSV), and HIV/AIDS. The following table represents the percentage of total revenues our Specialty Infusion division generated from sales with respect to the products used to treat the conditions described above:

Three months ended
Therapy Products	June 30, 2008

Blood Clotting Factor	57%
IVIG (1)	36%
Synagis (2)	1%
Other	6%

Total	100%

(1)	Intravenous immunoglobulin

(2)	Synagis is used for the treatment of RSV and is primarily dispensed in the December and March quarters.
     Geographic Footprint. As of June 30, 2008, our Specialty HIV division operated eleven distribution centers, strategically located in California (seven separate locations), New York (two separate locations), Florida and Washington to serve major metropolitan areas where high concentrations of HIV/AIDS patients reside. In discussing our results of operations for our Specialty HIV segment, we address changes in the net sales contributed by each of these regional distribution centers because we believe this provides a meaningful indication of the historical performance of our business.
     As of June 30, 2008, our Specialty Infusion division operated six locations in Kansas, California, Florida, Pennsylvania, New York and Texas and is licensed to dispense drugs in over 40 states.
     Net Sales. Since the acquisition of Biomed and for the three months ended June 30, 2008, approximately 57% of our net sales came from payments directly from government sources such as Medicaid, ADAP, and Medicare (excluding Part D, described below, which is administered through private payor sources). These are all highly regulated government programs subject to frequent changes and cost containment measures. We continually monitor changes in reimbursement for all products provided.
     The following table presents the percentage of our total revenues reimbursed by these payors:

	Specialty HIV	Specialty Infusion	Total
Non governmental	36.4%	72.8%	43.4%
Governmental
Medicaid/ADAP	63.5%	26.2%	56.3%
Medicare	0.1%	1.0%	0.3%

	100.0%	100.0%	100.0%

     Gross Profit. Our gross profit reflects net sales less the cost of goods sold. Cost of goods sold is the cost of pharmaceutical products we purchase from wholesalers and the labor cost associated with nurses we provide to administer medications. The amount that we are reimbursed by government and private payors has historically increased as the price of the pharmaceuticals we purchase has increased. However, as a result of cost containment initiatives prevalent in the healthcare industry, private and government payors have reduced reimbursement rates, which may prevent us from recovering the full amount of any price increases.
     The California legislature recently approved a 10% reduction in the reimbursement to providers paid under the California State Medicaid program, Medi-Cal. The 10% reduction, which was initiated as part of the Fiscal 2009 state budget setting process, became effective July 1, 2008 and included reduced reimbursement for prescription drugs. A Temporary Restraining Order issued by the Ninth Circuit Court of Appeals delaying the cuts was subsequently overturned on July 16, 2008. Accordingly, the 10% reduction remains effective as of July 1, 2008. The Budget Conference Committee of the California legislature has since recommended adjusting the Medi-Cal cuts affecting prescription drugs to a 5% reduction (instead of 10%), effective September 1, 2008. However, no change will occur to the 10% reduction until the California legislature passes and the Governor signs a budget with those changes, and we can offer no assurance that such a change will occur by September 1, 2008, if at all. Based on the results for the Specialty HIV business for the six months ended June 30, 2008 and the results for the Specialty Infusion business for the three months ended June 30, 2008, our annualized net sales from the Medi-Cal program is approximately $66 million, or 20% of our total annualized net sales. The proposed rate reductions would have a material adverse effect on our operations, financial condition and financial results.

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
     We discuss these and other significant accounting policies related to our continuing operations in Note 3 of Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q and in Note 2 of the notes to our Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Revenue Recognition. We are reimbursed for a substantial portion of our net sales by government and private payors. Net sales are recognized upon delivery for our Specialty HIV division, which occurs when our customers receive medications or products, or upon shipment for our Specialty Infusion division, and are recorded net of contractual allowances to patients, government, private payors and others. Contractual allowances represent estimated differences between billed sales and amounts expected to be realized from third-party payors. Any difference between amounts expected to be realized from third party payors and actual amounts received are recorded as an adjustment to sales in the period the actual reimbursement rate is determined.
     Any patient can initiate the filling of prescriptions by having a doctor call in prescriptions to our pharmacists, faxing our pharmacists a prescription, mailing prescriptions, or electronically submitting prescriptions to one of our facilities. Once we have verified that the prescriptions are valid and have received authorization from a patient’s insurance company or state insurance program, the pharmacist then fills the prescriptions and ships the medications to the patient through an outside delivery service, an express courier service or postal mail, or the patient picks up the prescriptions at the pharmacy. During June 2008, the Specialty HIV division serviced 16,331 patients.
     Our Specialty HIV division receives premium reimbursement under California’s HIV/AIDS Pharmacy Pilot Program, which we refer to as the California Pilot Program, and has been certified as a specialized HIV pharmacy eligible for premium reimbursement under the New York State Medicaid program. The California Pilot Program expired on June 30, 2008, pending its reapproval by the California legislature during the 2008 budget process. We believe that the California Pilot Program will be renewed until June 30, 2009 and that we will receive retroactive premium reimbursement upon its renewal, but we can offer no assurance that the California legislature will reapprove the premium reimbursement or that we will receive retroactive premium reimbursement. We are currently certified in New York through September 2008. We qualified for both the California and New York programs in 2005, including retroactive payment of prescriptions dating back to September 2004. Premium reimbursement for eligible prescriptions dispensed in the current period are recorded as a component of net sales in the period in which the patient receives the medication. These revenues are estimated at the time service is provided and accrued to the extent that payment has not been received. Under the California Pilot Program, we receive regular payments for premium reimbursement, which are paid in conjunction with the regular reimbursement amounts due through the normal payment cycle. In New York, we receive the premium payment annually, and we received the annual payment for fiscal 2006 under the New York program in October 2007. For additional information regarding each of these reimbursement programs, please refer to Part I, Item 1. Business—Third Party Reimbursement, Cost Containment and Legislation in our Annual Report on Form 10-K for the year ended December 31, 2007.

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
     If we determine through the impairment review process that goodwill has been impaired, we record an impairment charge in our consolidated statement of income. Based on our impairment review, we have not recorded any impairment to goodwill and other intangible assets that have indefinite lives during the six-month period ended June 30, 2008.
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
Results of Operations
Six Months Ended June 30, 2008 and 2007
     Net Sales. Net sales for the six months ended June 30, 2008 increased to $151,687 from $121,253 for the six months ended June 30, 2007, an increase of 25.1%. The increase in net sales for the six months ended June 30, 2008 as compared to the same period in 2007 is primarily attributable to the acquisition of Biomed, which was included in our operating results for the three months ended June 30, 2008. Net Sales in our Specialty HIV business increased to $133,950 from $121,253 for the six months ended June 30, 2008 and 2007, respectively. The increase in Specialty HIV net sales of 10.5% is primarily attributable to the addition of new patients in California.
     In the Specialty HIV division, we recorded revenue of $1,192 and $1,302 relating to the New York and California premium reimbursement programs for the six months ended June 30, 2008 and 2007, respectively. The accounts receivable balance at June 30, 2008 related to premium reimbursement was $1,264. The accounts receivable balance at June 30, 2007 related to premium reimbursement was $932.
     The following table sets forth the net sales and operating data for our Specialty HIV segment for each of its distribution regions for the six months ended June 30, 2008 and 2007:
(in thousands except patient months & prescriptions data)

	Six Months Ended June 30,
	2008			2007
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months

California (1)	$89,069	353,121	73,443	$78,133	318,603	68,620
New York	41,745	149,919	22,340	39,933	148,878	22,479
Florida	957	4,364	592	1,128	4,998	779
Washington	2,179	10,499	1,921	2,059	10,778	1,964

Total	$133,950	517,903	98,296	$121,253	483,257	93,842

(1)	In the second quarter of 2007, we identified an error in the reporting of Gardena prescriptions and patient months and corrected the previously reported number of prescriptions of 318,242 and patient months of 68,638 in California for the six-month period ended June 30, 2007.
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
     Gross Profit. Gross profit was $26,739 and $17,309 for the six months ended June 30, 2008 and 2007, respectively, and represents 17.6% and 14.3% of net sales, respectively. The increase in gross profit is primarily attributable to the acquisition of the Specialty Infusion business and increased Specialty HIV sales in California. The increase in gross profit as a percent of net sales is attributable to the acquisition of the Specialty Infusion business, which generally realizes higher gross margins than our Specialty HIV business. The gross margin of our Specialty HIV segment approximated historical levels.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2008 increased to $16,811 from $13,263 for the six months ended June 30, 2007, and represents 11.1% and 10.9% of net sales, respectively. The increase in selling, general and administrative expenses was primarily due to the acquisition of the Specialty Infusion business. The increase in selling, general, and administrative expenses as a percentage of revenue is primarily attributable to higher legal expenses in the 2008 period principally relating to our litigation with Oris Medical Systems, Inc., or OMS. We did not and do not expect to realize significant cost efficiencies as a result of the Biomed acquisition.

     Depreciation and Amortization. Depreciation and amortization was $2,585 and $1,829 for the six months ended June 30, 2008 and 2007, respectively, and represents 1.7% and 1.5% of net sales, respectively. The increase in depreciation and amortization is primarily due to the $811 in amortization of intangible assets resulting from the preliminary allocation of the purchase price of Biomed.
     Litigation Settlement. As a result of the litigation settlement with OMS on May 6, 2008, we recorded a charge of $3,950 for the six months ended June 30, 2008.
     Impairment of Long-Lived Assets. As a result of the termination of the LabTracker license agreement with Ground Zero, we recorded a charge of $599 ($1,228 less accumulated amortization of $629) for the six months ended June 30, 2007 to reflect the impairment of a long-lived asset related to the LabTracker license.
     Operating Income. Operating income was $3,393 and $1,618 for the six months ended June 30, 2008 and 2007, respectively, and represents 2.2% and 1.3% of net sales, respectively. Operating income for the six-month period ended June 30, 2008 includes a settlement charge of $3,950 for the OMS litigation, and operating income for the six-month period ended June 30, 2007 includes an impairment of long-lived assets expense of $599. The increase in operating income, after considering the effect of the OMS litigation settlement and the impairment of long-lived assets, is primarily due to the acquisition of the Specialty Infusion business.
     Interest Expense (Income). Net interest expense was $621 for the six months ended June 30, 2008. This represents a $963 increase over the net interest income of $342 recorded for the six months ended June 30, 2007. This increase is principally attributable to lower interest income from the liquidation of investments and higher interest expense, both related to the financing of the Biomed acquisition.
     Provision for Taxes. We recorded a provision for taxes $1,129 and $802 for the six-month periods ended June 30, 2008 and 2007, respectively, relating to federal, state and local income tax as adjusted for certain permanent differences. The effective tax rate was approximately 41% for both periods.
     Net Income. For the six months ended June 30, 2008, we recorded net income of $1,643 as compared to a net income of $1,158 for the comparable period in the prior year. Net income for the six-month period ended June 30, 2008 includes an after-tax settlement charge of $2,342 for the OMS litigation. Net income for the six-month period ended June 30, 2007 includes an after-tax impairment of long-lived assets expense of $355. The increase in net income is primarily attributed to the acquisition of the Specialty Infusion business, partially offset by the OMS litigation settlement and increased interest expense.
Three Months Ended June 30, 2008 and 2007
     Net Sales. Net sales for the three months ended June 30, 2008 increased to $86,430 from $62,286 for the three months ended June 30, 2007, an increase of 38.8%. The increase in net sales for the three months ended June 30, 2008 as compared to the same period in 2007 is primarily attributable to the acquisition of the Specialty Infusion business. Net sales in Specialty HIV increased to $68,693 for the three months ended June 30, 2008 from $62,286 for the three months ended June 30, 2007. The increase in Specialty HIV net sales of 10.3% is principally attributable to the addition of new patients in California.
     In Specialty HIV, we recorded revenue of $591 and $644 relating to the New York and California premium reimbursement programs for the three months ended June 30, 2008 and 2007, respectively.
     The following table sets forth the net sales and operating data for our Specialty HIV segment for each of our distribution regions for the three months ended June 30, 2008 and 2007:
(in thousands, except patient months & prescriptions data)

	Three Months Ended June 30,
	2008			2007
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months

California (1)	$46,026	179,008	36,810	$40,504	162,315	34,601
New York	21,071	75,505	11,141	20,108	74,760	11,271
Florida	464	2,180	302	590	2,550	386
Washington	1,132	5,331	979	1,084	5,601	995

Total	$68,693	262,024	49,232	$62,286	245,226	47,253

(1)	In the second quarter of 2007, we identified an error in the reporting of Gardena prescriptions and patient months and corrected the previously reported number of prescriptions of 162,339 in California for the three-month period ended June 30, 2007.
     Gross Profit. Gross profit was $17,086 and $8,881 for the three months ended June 30, 2008 and 2007, respectively, and represents 19.8% and 14.3% of net sales, respectively. The increase in gross profit is primarily attributable to the acquisition of the Specialty Infusion business and increased Specialty HIV sales in California. The increase in gross profit as a percent of net sales is attributable to the acquisition of the Specialty Infusion business, which generally realizes higher gross margins than our Specialty HIV business. The gross margin of our Specialty HIV segment approximated historical levels.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2008 increased to $9,752 from $6,538 for the three months ended June 30, 2007, and represents 11.3% and 10.5% of net sales, respectively. The increase in selling, general and administrative expenses was primarily due to the acquisition of the Specialty Infusion business. The increase in selling, general, and administrative expenses as a percentage of revenue is primarily due to higher legal expenses primarily relating to the OMS litigation and, to a lesser degree, a higher bad debt expense as a percentage of revenue attributable to the Specialty Infusion business segment, which traditionally has higher patient copay levels. We did not and do not expect to realize significant cost efficiencies as a result of the Biomed acquisition.
     Depreciation and Amortization. Depreciation and amortization was $1,710 and $864 for the three months ended June 30, 2008 and 2007, respectively, and represents 2.0% and 1.4% of net sales, respectively. The increase in depreciation and amortization is primarily due to the $811 in amortization of intangible assets resulting from the preliminary allocation of the purchase price of Biomed.
     Operating Income. Operating income was $5,624 and $1,479 for the three months ended June 30, 2008 and 2007, respectively, and represents 6.5% and 2.4% of net sales, respectively. The increase in operating income is primarily due to the acquisition of the Specialty Infusion business.
     Interest Expense (Income). Interest expense was $836 and interest income was $176 for the three months ended June 30, 2008 and 2007, respectively. Interest expense for the three months ended June 30, 2008 is attributable to the new debt assumed in connection with the acquisition of the Specialty Infusion business.
     Provision for Taxes. We recorded a provision for taxes of $1,875 and $682 for the three-month periods ended June 30, 2008 and 2007, respectively, relating to federal, state and local income tax as adjusted for certain permanent differences.
     The effective tax rate of 39% for the three-month period ended June 30, 2008 decreased from 41% for the three- month period ended June 30, 2007. The decrease in the effective tax rate is primarily due to a reduction of the state effective tax rate that was inflated for the three-month period ended June 30, 2007 due to restrictions on the utilization of net operating losses in certain states.
     Net Income. For the three months ended June 30, 2008, we recorded net income of $2,913 and $973 for the comparable period in the prior year. The increase in net income is primarily attributed to the acquisition of the Specialty Infusion business, partially offset by increased interest expense.
Liquidity and Capital Resources
     As of June 30, 2008, we had $9,395 of cash and cash equivalents, as compared to cash and cash equivalents of $19,557 and short-term investments of $9,283 as of December 31, 2007. The decrease in cash and cash equivalents and short-term investments was primarily due to cash paid for the Biomed acquisition of $18,200 in April 2008, and the payment of the litigation settlement of $3,950 in May 2008.
     As of June 30, 2008, we had approximately $2,200 of auction rate securities, or ARS. These ARS are collateralized with Federal Family Education Loan Program student loans. The monthly auctions have historically provided a liquid market for these securities. However, since February 2008, there has not been a successful auction in that there were insufficient buyers for these ARS. Based on an assessment of fair value, as of June 30, 2008, we have recorded a temporary impairment charge of $60 ($36, net of tax) on these securities. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process occurs or until maturity (ranging from 2037 to 2041). As of June 30, 2008, we reclassified the entire ARS investment balance from short-term investments to marketable securities, non-current on its condensed consolidated balance sheet because of our belief that it could take longer than one year for its investments in ARS to settle.

     Credit Agreement. On April 4, 2008, we acquired 100% of the stock of Biomed for $48,000 in cash, 9,350 shares of Allion common and preferred stock and the assumption of $18,569 of Biomed debt.
     To partially fund the cash portion of the Biomed transaction, we entered into a Credit and Guaranty Agreement, which we refer to as the Credit Agreement, with CIT Healthcare LLC, or CIT, and one other lender named therein, which provides for a five-year $55,000 senior secured credit facility, comprised of a $35,000 term loan and a $20,000 revolving credit facility. We also used a portion of the credit facility to refinance our assumption of $18,600 of Biomed debt. At our option, the principal balance of the term loan and the revolving credit facility bear interest at an annual rate equal to (i) LIBOR plus an applicable margin equal to 4.00% or (ii) a base rate equal to the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the Federal Funds rate plus 0.50%, plus, in the case of (a) and (b), an applicable margin equal to 3.00%. We may also use the proceeds under the revolving credit facility for working capital and other general corporate purposes.
     As of August 7, 2008, $35,000 principal amount remains outstanding under the term loan, and we are required to make quarterly principal payments commencing September 30, 2008. As of August 7, 2008, $12,800 principal amount remains outstanding under the revolving credit facility. We are required to pay a fee equal to 0.5% annually on the unused portion of the revolving credit facility. We may prepay the term loan and revolving credit facility in whole or in part at any time without premium or penalty, subject to reimbursement of the lenders’ customary breakage and redeployment costs in the case of prepayment of LIBOR borrowings.
     The Credit Agreement requires us to meet certain financial covenants, including a Consolidated Total Leverage Ratio not greater than 3.25 to 1.00, a Consolidated Senior Leverage Ratio not greater than 2.75 to 1.00, a Consolidated Fixed Charges Coverage Ratio not less than 1.5 to 1.00, each as defined in the Credit Agreement. The Credit Agreement also imposes certain other restrictions, including our ability to incur or assume liens, annual limits on capital expenditures, make investments, incur or assume indebtedness, amend the terms of our subordinated indebtedness, merge or consolidate, liquidate, dispose of property, pay dividends or make distributions, redeem stock, repay indebtedness, or change our business. The Credit Agreement is secured by a senior secured first priority security interest in substantially all of our and our subsidiaries’ assets and is fully and unconditionally guaranteed by any of our current or future direct or indirect subsidiaries that are not borrowers under the Credit Agreement.
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
     Our operations provided $558 and $2,478 of cash over the six-month periods ended June 30, 2008 and 2007, respectively. The decrease in cash provided by operations is principally attributable to an increase in inventory due to increased bulk purchases at the end of the quarter to take advantage of additional purchase discounts as well as an increase in accounts receivable related to growth. The net decrease in accounts payable and accrued expenses principally resulted from the timing of payments to Specialty Infusion vendors supplying Synagis, which is used for the treatment of RSV and is primarily dispensed in the December and March quarters.
     Cash flows used in investing activities were $43,271 and $1,158 for the six months ended June 30, 2008 and 2007, respectively. Cash flows used in investing activities included payments of $50,143 for the Biomed acquisition ($48,000 paid to sellers plus $2,143 paid for acquisition costs), partially offset by net sales of short term securities of $7,098 and the purchase of property and equipment of $226 for the six months ended June 30, 2008. Cash flows used in investing activities included payments of $204 for prior acquisitions, net investments in short term securities of $843 and the purchase of property and equipment of $111 for the six months ended June 30, 2007.
     Cash flows provided by financing activities was $32,551 and cash flows used in financing activities was $568 for the six months ended June 30, 2008 and 2007, respectively. Cash flows provided by financing activities included the proceeds of the CIT debt of $47,559 used to finance the Biomed acquisition, as well as the tax benefit realized from non-cash compensation related to employee stock options of $960 for the six months ended June 30, 2008, both offset in part by the $907 payment for deferred financing costs related to the CIT debt facility, the $112 payment for the interest rate cap contract and the $14,925 payment of loans assumed as part of the Biomed acquisition. For the six months ended June 30, 2007, cash flows used in financing activities was principally due to $723 in payments for various obligations offset in part by $155 in tax benefits realized from non-cash compensation related to employee stock options.
     Long-Term Requirements. We expect that the cost of additional acquisitions will be our primary long-term funding requirement. In addition, as our business grows, we anticipate that we will need to invest in additional capital equipment, such as the machines we use to create the MOMSPak, which we use to dispense medication to our patients. We also may be required to expand our existing facilities or to invest in modifications or improvements to new or additional facilities. If our business operates at a loss in the future, we will also need funding for such losses. Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements beyond the next 12 months, unanticipated events and opportunities may make it necessary for us to return to the public markets or establish new credit facilities or raise capital in private transactions in order to meet our capital requirements. The Credit Agreement contains covenants that place certain restrictions on our ability to incur additional indebtedness, as well as on our ability to create or allow new security interests or liens on our property. These restrictions could limit our ability to borrow additional amounts for working capital and capital expenditures. Furthermore, substantially all of our assets are currently being used to secure our indebtedness, increasing the difficulty we may face in obtaining additional financing.
     Contractual Obligations. At June 30, 2008, our contractual cash obligations and commitments over the next five years were as follows:

	Payments due by Period (1)
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Capital Leases	$33	$27	$6	$—	$—
Operating Leases	2,394	1,025	1,187	182	—
CIT Term Loan	34,751	1,698	4,970	28,083	—
CIT Revolving Loan	12,821	—	—	12,821	—
Notes Payable — affiliate	3,644	—	—	3,644	—

Total	$53,643	$2,750	$6,163	$44,730	$—

(1)	Interest payments on these amounts will be approximately $14,372 over the next five years and are not included above. These interest payments assume all contractual payments under the CIT term loan are made and interest rates remain at the June 30, 2008 level.
Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     We have limited exposure to financial market risks, including changes in interest rates, as it relates to cash and cash equivalents, which consist of demand deposits and money market accounts. Investments in auction rate securities are classified as marketable securities and are considered non-current because we have the intent and ability to hold them for more than 12 months. We may sell these investments prior to maturity, and therefore, we may not realize the full value of these investments. We do not currently earn foreign-source income.
     As a result of the $55 million senior secured credit facility entered into with CIT, we will be exposed to market risk from changes in interest rates. At our option, borrowings under our credit facility will bear interest at (i) LIBOR plus an applicable margin equal to 4.00% or (ii) a base rate equal to the greater of (a) JP Morgan Chase Bank’s prime rate and (b) the Federal Funds rate plus 0.50%, plus, in the case of (a) and (b) an applicable margin equal to 3.00%. Our LIBOR contracts will vary in length from 30 to 180 days. Adverse changes in short term interest rates could affect our overall borrowing rate when contracts are renewed. We are required to maintain interest rate protection in connection with our variable rate borrowings associated with our term loan. We manage the risk of interest rate variability through the use of a derivative financial instrument designed to hedge potential changes in variable interest rates. We use the interest rate cap contract for this purpose. At June 30, 2008, we had an interest rate cap contract outstanding with a notional amount of $17.5 million that expires in April 2011. Through this contract, we have capped the LIBOR component of our interest rate at 5%. As of June 30, 2008, the three-month LIBOR rate was 2.681%. Assuming the maximum amount outstanding on our term loan and revolving credit facility with CIT, a 1% change in interest rates would result in additional annual interest expense of $350,000 under the term loan and $200,000 under the revolving credit agreement.

Other Market Risk
     With the recent liquidity issues experienced in the global credit and capital markets, $2.2 million of our auction rate securities have experienced multiple failed auctions in early 2008. It is our intent to hold the $2.2 million until liquidity is restored. Based on an assessment of fair value as of June 30, 2008, we have recorded an impairment charge of $60,000 ($36,000, net of tax) on these securities.
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
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in this Quarterly Report on Form 10-Q, we acquired Biomed America, Inc. on April 4, 2008, and we are in the process of assessing a plan of integration for its operations.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     Oris Medical Systems, Inc. v. Allion Healthcare, Inc., et al., Superior Court of California, San Diego County, Action No. GIC 870818. On August 14, 2006, OMS filed a complaint against Allion, Oris Health, Inc., which we refer to as Oris Health, and MOMS Pharmacy, Inc., which we refer to as MOMS, alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, specific performance, accounting, fraud, negligent misrepresentation, rescission, conversion and declaratory relief, allegedly arising out of the May 19, 2005 Asset Purchase Agreement between Oris Health and MOMS on the one hand, and OMS on the other hand. The court dismissed the negligent misrepresentation cause of action. Allion, Oris Health and MOMS filed a cross-complaint against OMS, OMS’ majority shareholder Pat Iantorno, and the Iantorno Management Group for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, rescission and related claims. Prior to trial, which began April 25, 2008, OMS dismissed its claims for rescission and conversion and we dismissed the fraud claims and several other claims. On May 6, 2008, during trial, the parties settled the entire action. Pursuant to the terms of the settlement, we agreed to pay OMS $3.95 million and dismiss the cross-complaint with prejudice in exchange for mutual general releases and dismissal of the complaint with prejudice. As part of the settlement, the parties have agreed that the Asset Purchase Agreement has terminated, with no further earnout payments due by us. We accrued for the litigation settlement of $3.95 million in the three-month period ended March 31, 2008. Payment of the settlement was made on May 27, 2008.
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
Item 1A. RISK FACTORS
     In addition to the risk factors set forth below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The information below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Risks Related to Our Company
Changes in reimbursement by third-party payors could harm our business.
     The price we receive for our products depends primarily on the reimbursement rates paid by government and private payors. In 2007, we generated approximately 64% of our net sales from patients who rely on Medicaid, ADAP and Medicare (excluding Part D, which is administered through private payor sources) for reimbursement. We estimate that in 2008 approximately one third of the Specialty Infusion segment will rely on reimbursement from Medicaid. In recent years, these programs have reduced reimbursement to providers. Changes to the programs themselves, the amounts the programs pay, or coverage limitations established by the programs for the medications we sell may reduce our earnings. For example, these programs could revise their pricing methodology for the medications we sell, decide not to cover certain medications or cover only a certain number of units prescribed within a specified time period. We are likely to experience some form of revised drug pricing, as ADAP and Medicaid expenditures for our medications, especially those for HIV/AIDS, have garnered significant attention from government agencies during the past few years. Any reduction in amounts reimbursable by government programs for our products and services or changes in regulations governing such reimbursements could harm our business, financial condition and results of operations. In addition, if we are disqualified from participating in the state Medicaid programs of New York, New Jersey, California, Pennsylvania, Texas, Kansas, Florida, Washington, Connecticut, Missouri, Oregon or Tennessee, our net sales and our ability to maintain profitability would be significantly reduced.

     The California legislature recently approved a 10% reduction in the reimbursement to providers paid under the California State Medicaid program, Medi-Cal. The 10% reduction, which was initiated as part of the Fiscal 2009 state budget setting process, became effective July 1, 2008 and included reduced reimbursement for prescription drugs. A Temporary Restraining Order issued by the Ninth Circuit Court of Appeals delaying the cuts was subsequently overturned on July 16, 2008. Accordingly, the 10% reduction remains effective as of July 1, 2008. The Budget Conference Committee of the California legislature has since recommended adjusting the Medi-Cal cuts affecting prescription drugs to a 5% reduction (instead of 10%), effective September 1, 2008. However, no change will occur to the 10% reduction until the California legislature passes, and the Governor signs, a budget with those changes. We can offer no assurance that such a change will occur by September 1, 2008, if at all. Based on the results for the Specialty HIV business for the six months ended June 30, 2008 and the results for the Specialty Infusion business for the three months ended June 30, 2008, our annualized net sales from the Medi-Cal program is approximately $66 million, or 20% of our total annualized net sales. The proposed rate reductions would have a material adverse effect on our operations, financial condition and financial results.
     The federal Medicare program pays for some of our products under Part B, which unlike the outpatient drug benefit (Part D) administered through private payor sources, is administered by the fee-for-service program through local contractors. Part B drugs and biologicals are paid based on an average sales price, or ASP, methodology, plus 6% (if administered in physician offices) or 5% (if administered in hospital outpatient departments). Part B covers blood clotting factor and IVIG, which each receive a separate payment in addition to the applicable ASP. For instance, Medicare pays a separate per unit furnishing fee for blood clotting factor. For IVIG, Medicare pays a pre-administration fee in the hospital outpatient department and physician office settings. However, in proposed rules issued in July 2008, Medicare proposed to discontinue the pre-administration fees for IVIG in both settings. It is unclear whether these proposals will be finalized, but a decision is expected by November 1, 2008.
     On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, was enacted, requiring the Secretary of Health and Human Services, by plan year 2010, to designate drugs that would fall into a “protected class.” This designation limits the use of cost containment tools that can be imposed by Part D plan sponsors. Although unlikely, HIV/AIDS drugs may not be designated by the Secretary as a protected class of drugs, which could result in the imposition of cost containment measures that would reduce access to our drugs.
     Another section of MIPPA changed the way certain low income beneficiaries will be affected by cost sharing requirements. Under this provision, effective January 1, 2010, special needs plans (a type of Medicare Advantage plan) serving beneficiaries eligible for full benefits under Medicaid, or for limited benefits under the Qualified Medicare Beneficiary program, will be prohibited from charging cost-sharing amounts, such as deductibles and co-payments, in excess of what would be permitted under Medicaid. This limitation on cost-sharing amounts could reduce the amount we collect for drugs in these instances.
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
     In 2004, California approved the California Pilot Program, which provides additional reimbursement for HIV/AIDS medications for up to ten qualified pharmacies. We own two of the ten pharmacies that qualified for this program. The California Pilot Program expired on June 30, 2008, pending its reapproval by the California legislature during the 2008 budget process. We believe that the California Pilot Program will be renewed until June 30, 2009 and that we will receive retroactive premium reimbursement upon its renewal, but we can offer no assurance that the California legislature will approve continued premium reimbursement or that we will receive retroactive premium reimbursement.
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
Changes in the Medicaid reimbursement standard could adversely affect the payment we receive for drugs we dispense and as a result, negatively impact our financial condition and results of operations.
     In January of 2006, the Deficit Reduction Act of 2005, or the Reduction Act, established average manufacturer price, or AMP, as the benchmark for prescription drug reimbursement in the Medicaid program, eliminating the previously used average wholesale price, or AWP, standard. The Reduction Act also made changes to the federal upper limit, or FUL, for multiple source drugs, such as generics. Payments to pharmacies for Medicaid-covered outpatient prescription drugs are set by the states. Federal reimbursement to states for the federal share of those payments is subject to the FUL ceiling. While the Reduction Act required the FUL for multiple source drugs to be 250% of the AMP as of January 1, 2007, MIPPA, which was enacted on July 15, 2008, delayed the implementation of this AMP-based methodology for calculating FULs until October 1, 2009. Until that time, FULs will continue to be based on AWP.
     On July 6, 2007, the Centers for Medicare and Medicaid Services, or CMS, issued final regulations that (1) defined what will be considered a multiple source drug, and (2) defined AMP by identifying the categories of drug sales that would be used to calculate AMP. The final regulations also mandated that CMS publish AMPs reported to it by manufacturers on CMS’ website. The final regulations became effective October 1, 2007. However, implementation of these regulations has been delayed by court order. In addition, MIPPA delayed certain provisions of this final rule until October 1, 2009.
     The first publication of AMP data and the resulting FULs was scheduled to occur in December of 2007. However, on December 19, 2007, the National Association of Chain Drug Stores, or NACDS, and the National Community Pharmacists’ Association, or NCPA, sought and were granted a preliminary injunction in U.S. District Court, which halted CMS’ implementation of its AMP regulations and the posting of any AMP data. In their complaint, the two pharmacy groups allege that the AMP regulations go beyond what Congress intended when it passed the Social Security Act. Specifically, the lawsuit alleges that (1) in defining AMP, CMS included categories of drug sales that exceeded the plain language of the Social Security Act, and (2) CMS’ definition of multiple source drugs is impermissibly broad and, in some respects, contrary to the Social Security Act. On March 14, 2008, CMS issued an interim final rule revising its definition of multiple source drug to address an issue raised in the NACDS/NCPA lawsuit, but the preliminary injunction remains in effect.

     We cannot predict the outcome of the NACDS/NCPA case. If the preliminary injunction is lifted and CMS is ultimately allowed to implement the AMP regulations, after the delay imposed by MIPPA expires on September 30, 2009, the AMP final regulations could adversely impact our revenues. We continue to review the potential impact that the Reduction Act and the AMP regulations may have on our business, once applicable, and are not yet in a position to fully assess their impact on our business or profitability. However, the use of AMP in the FUL may have the effect of reducing the reimbursement rates for certain medications that we currently dispense or may dispense in the future. Further, while states are not required to use AMP to set payment amounts, states may elect to base all Medicaid pharmacy reimbursement on AMP instead of AWP. If the individual states make this decision, it may have the effect of reducing the reimbursement rates for certain medications that we currently dispense or may dispense in the future.
     Some states have also adopted alternative pricing methodologies for certain drugs, biologicals and home medical equipment reimbursed under the Medicaid program. In several states, the changes reduced the level of reimbursement we receive for these items. We may experience additional reductions in reimbursement in the future from changes in reimbursement standards, which could negatively impact our revenues.
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
     In April 2008, we completed our merger with Biomed. The success of the merger will depend, in part, on our ability to realize the growth opportunities from successfully integrating Biomed’s business with our business. The integration of two independent companies can be a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among other factors:
•	coordinating geographically separated organizations, systems and facilities, including complexities associated with managing the combined businesses at separate locations;

•	integrating specialty pharmaceutical operations that are different from our core specialty pharmaceutical services;

•	combining the sales force territories and competencies associated with the sale of products presently sold by Biomed;

•	integrating personnel from different companies while maintaining focus on providing consistent, high-quality products and customer service;

•	unforeseen expenses or delays associated with the merger; and

•	performance shortfalls as a result of the diversion of management’s attention to the merger.
     If we are unable to successfully combine the businesses of Biomed and Allion in a manner that permits the combined company to achieve the growth anticipated to result from the merger, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the integration process could result in the loss of key employees of Biomed, the disruption or interruption of, or the loss of momentum in, our business, inconsistencies between each business’s standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, suppliers and employees or our ability to achieve the anticipated benefits of the merger, or could reduce earnings or otherwise adversely affect the business and financial results of the combined company.

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
     The repackaging, marketing, sale and purchase of medications are extensively regulated by federal and state governments. As a provider of pharmacy services, our operations are subject to complex and evolving federal and state laws and regulations enforced by federal and state governmental agencies, including, but not limited to, the federal Controlled Substances Act, the Prescription Drug User Fee Act, federal and state Anti-Kickback laws, the Health Insurance Portability and Accountability Act of 1996, the Stark Law, the federal Civil Monetary Penalty Law, and various other state pharmacy laws and regulations. Many of the HIV/AIDS medications that we sell receive greater attention from law enforcement officials than those medications that are most often dispensed by traditional pharmacies due to the high cost of HIV/AIDS medications and the potential for illegal use. If we fail to, or are accused of failing to, comply with laws and regulations, our business, financial condition and results of operations could be harmed. While we believe we are operating our business in substantial compliance with existing legal requirements material to the operation of our business, many of these laws remain open to interpretation. Changes in interpretation or enforcement policies could subject our current practices to allegation of impropriety or illegality. If we fail to comply with existing or future applicable laws and regulations, we could be subject to penalties which may include, but not be limited to, exclusion from the Medicare or Medicaid programs, fines, requirements to change our practices, and civil or criminal penalties.
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
     Drug pricing and the validity of AWP continues to be a focus of litigation and governmental investigations. The case of New England Carpenters Health Benefits Fund, et al. v. First DataBank, et al., Civil Action No. 1:05-CV-11148-PBS (D. Mass.), is a 2005 civil class action brought against the most widely used publisher of AWP, First DataBank, or FDB. As part of a proposed settlement in the case, FDB agreed to reduce the reported AWP of over 8,000 National Drug Codes, or NDCs, by 4%. Although the proposed settlement received preliminary court approval, it was denied final court approval. In May 2008, an amended settlement was submitted to the court for review. This settlement would require FDB to adjust its AWP reporting for 1,356 NDCs by reducing the markup to 1.2 times the wholesale average cost. FDB would be required to implement the changes within 90 days of the court’s approval. We cannot predict the outcome of this case or, if any settlement is approved, the precise timing of any of the proposed AWP reductions. If approved, the proposed settlement is likely to reduce the price paid to us for medications we dispense, and this would have a material adverse effect on our results of operations.
     Drug manufacturers have faced similar lawsuits relating to AWP pricing arrangements. The state of Alabama filed a lawsuit again 73 drug manufactures in Alabama v. Abbott Laboratories, Ala. Cir. Ct., No. 05-219, for allegedly raising the cost of drugs to the Alabama Medicaid program through their reporting of AWP. In connection with one of these suits in February 2008, the court issued a verdict against AstraZeneca, ordering that the company pay $215 million in compensatory and punitive damages for allegedly inflating drug prices. As of July 2008, the state has won three of the 72 lawsuits and settled another two suits.
     In another action in March 2008, In re Pharmaceutical Industry Average Wholesale Price Litigation, D. Mass., MDL No. 1456, Civil Action No. 01-CV-12257, eleven drug companies agreed to pay $125 million to consumers and insurance companies in response to allegations that drugmakers inflated AWP for certain products resulting in overcharges to patients and payors. The settlement resolves allegations that the pharmaceutical manufacturers intentionally inflated AWPs for a number of drugs, including drugs used in treating HIV.
     These cases may also result in the elimination of AWP as a pricing benchmark altogether, and our reimbursement from government and private payors may be based on less favorable pricing benchmarks in the future, which would have a negative impact on our net sales. Regardless of the outcome of these cases, we believe that government and private payors will continue to evaluate pricing benchmarks other than AWP as the basis for prescription drug reimbursements.

     The government has also demonstrated a focus on AWP generally. Most recently, the Health and Human Services Office of Inspector General, or OIG, has reported that the Medicare program could have saved millions of dollars in 2007 on its reimbursement of two inhalation drugs under the Part B program if a different pricing method had been used. Specifically, the OIG noted that under the AWP pricing, reimbursements for Part B-covered drugs were often significantly higher than the prices that drug manufacturers, wholesalers, and similar entities actually charge physicians and suppliers to purchase these drugs. According to the OIG’s study, had the cost of these drugs been based on widely available market prices in the second quarter of 2007, Medicare expenditures could have been reduced by $27 million.
     The Reduction Act has established AMP as the benchmark for prescription drug reimbursement in the Medicaid program, eliminating the previously used AWP standard. However, payments to pharmacies for Medicaid-covered outpatient prescription drugs are set by the states, and most state Medicaid programs now pay substantially less than the AWP for the prescription drugs we dispense. In addition, federal reimbursement to states for the federal share of those payments is subject to the FUL. The Reduction Act changed the FUL for multiple source drugs to 250% of the AMP as of January 1, 2007, in place of the previously used AWP standard. However, MIPPA, which was enacted on July 15, 2008, delayed until October 1, 2009 the implementation of this AMP-based methodology for calculating FULs. Therefore, until October 1, 2009, FULs will continue to be based on AWP.
     On July 6, 2007, CMS issued final regulations, effective October 1, 2007, that (1) defined what will be considered a multiple source drug, and (2) defined AMP by identifying the categories of drug sales that would be used to calculate AMP. The final regulations also mandated that CMS publish AMPs reported to it by manufacturers on CMS’ website. However, implementation of these regulations has been delayed by court order. In addition, MIPPA delayed certain provisions of this final rule until October 1, 2009.
     The first publication of AMP data and the resulting FULs was scheduled to occur in December of 2007. However, on December 19, 2007, the NACDS and the NCPA sought and were granted a preliminary injunction in the U.S. District Court, which halted CMS’ implementation of its AMP regulations and the posting of any AMP data. In their complaint, the two pharmacy groups allege that the AMP regulations go beyond what Congress intended when it passed the Social Security Act. Specifically, the lawsuit alleges that (1) in defining AMP, CMS included categories of drug sales that exceeded the plain language of the Social Security Act, and (2) CMS’ definition of multiple source drugs is impermissibly broad and, in some respects, contrary to the Social Security Act. On March 14, 2008, CMS issued an interim final rule revising its definition of multiple source drug to address an issue raised in the NACDS/NCPA lawsuit, but the preliminary injunction is still in effect.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On April 4, 2008, we acquired 100% of the stock of Biomed. We paid the purchase price for all of the outstanding shares of Biomed with funds from a new senior credit facility provided by CIT, our available cash, and newly-issued shares of our common stock and Series A-1 preferred stock. The aggregate consideration that we paid to the former Biomed stockholders consisted of $48.0 million in cash and a combined total of approximately 9.35 million shares of our common stock and Series A-1 preferred stock. We also assumed $18.6 million of Biomed’s outstanding indebtedness. In addition to the purchase price, we may make an earn out payment to the former Biomed stockholders in 2009 if the Biomed business achieves certain financial performance benchmarks during the first full 12 calendar months after closing.
     We issued to the former Biomed stockholders new common stock in an amount equal to 19.9% of our common stock outstanding at the closing of the acquisition, with the remainder of the stock portion of the purchase price issued in new Series A-1 preferred stock. We issued to the former Biomed stockholders a total of 3,224,511 shares of our common stock and a total of 6,125,448 shares of our Series A-1 preferred stock. At our annual shareholders’ meeting held on June 24, 2008, our shareholders approved the issuance of 6,125,448 shares of our common stock to the former Biomed stockholders upon the conversion of the Series A-1 preferred stock to common stock on a one-for-one basis.
     We issued the securities without registration in reliance on Section 4(2) under the Securities Act and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act. The Biomed stockholders to whom we issued the securities consisted of accredited investors and no more than 35 unaccredited investors.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 24, 2008, we held our annual meeting of stockholders. The purpose of the meeting was to elect six members to the board of directors to serve until the next annual meeting of stockholders and until their successors have been elected and qualified, to approve the issuance of common stock upon conversion of the Series A-1 preferred stock, to approve the amendment and restatement of the Certificate of Incorporation, and to grant discretionary authority to adjourn the Annual Meeting, if necessary, to solicit additional proxies in favor of proposals 2 and 3.
Total shares voted                      11,775,295
1.	To elect Directors to serve until the next Annual Meeting of Stockholders and until their successors have been elected and qualified.

Nominees:	For	Withheld
Gary P. Carpenter	11,311,813	463,482
Willard T. Derr	11,311,813	463,482
Michael P. Moran	11,312,145	463,150
William R. Miller, IV	11,311,813	463,482
Kevin D. Stepanuk	11,311,713	463,582
Harvey Z. Werblowsky	11,312,045	463,250
2.	To Approve the Issuance of Common Stock upon the Conversion of Series A-1 Preferred Stock.

For	Against	Abstain	Not Voted
7,759,582	39,220	16,235	3,960,258
3.	To Approve and Adopt the Amended and Restated Certificate of Incorporation.

For	Against	Abstain
11,646,990	104,718	23,587
4.	To Grant Discretionary Authority to adjourn the Annual Meeting, if necessary or appropriate, to solicit additional proxies in Favor of Proposals 2 and 3.

For	Against	Abstain	Not Voted
4,245,375	3,560,827	8,835	3,960,258
Item 5. OTHER INFORMATION.
     On May 6, 2008, a settlement was entered in Superior Court of California, San Diego County, of Oris Medical Systems, Inc. v. Allion Healthcare, Inc., et al., Action No. GIC 870818. Pursuant to the terms of the settlement, we agreed to pay OMS $3.95 million in exchange for dismissal of the complaint and cross complaint with prejudice and mutual general release of all claims among the parties. We accrued for the litigation settlement of $3.95 million in the three-month period ended March 31, 2008. Payment of the settlement was made on May 27, 2008.

Item 6. EXHIBITS

Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of Allion Healthcare, Inc. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14b/13d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 Section 906 of the Sarbanes-Oxley Act of 2002. *

*	- Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 7, 2008

ALLION HEALTHCARE, INC.
By:	/s/ Russell J. Fichera
Russell J. Fichera
Chief Financial Officer (Principal Financial and Accounting Officer)