Form 10-Q
period 2008-09-30
ALLION HEALTHCARE INC
filed 2008-11-06
CIK 847935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 4, 2008, there were 25,910,625 shares of the Registrant’s common stock, $.001 par value, outstanding.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

Forward-Looking Statements

Some of the statements made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which reflect our plans, beliefs and current views with respect to, among other things, future events and our financial performance.  Stockholders are cautioned not to place undue reliance on such statements.  We often identify these forward-looking statements by use of words such as “believe,” “expect,” “continue,” “may,” “will,” “could,” “would,” “potential,” “anticipate” or similar forward-looking words.  Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:

•
The impact of changes in reimbursement rates on our results of operations, including the impact of the California Medi-Cal reductions and any repayment obligations resulting from the New York State Medicaid audit;

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

The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including, but not limited to:

•	The effect of regulatory changes, including the Medicare Prescription Drug Improvement and Modernization Act of 2003;

•	The reduction of reimbursement rates and changes in reimbursement policies and standards by government and other third-party payors;

•	Declining general economic conditions and restrictions in the credit markets;

•	Our ability to manage our growth with a limited management team;

•	Compliance with our financial covenants under the Credit and Guaranty Agreement with CIT Healthcare LLC;

•	Successful integration of the Biomed business; and

•	The availability of appropriate acquisition candidates and our ability to successfully complete and integrate acquisitions;

as well as other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.  Moreover, we operate in a continually changing business environment, and new risks and uncertainties emerge from time to time.  Management cannot predict these new risks or uncertainties, nor can it assess the impact, if any, that such risks or uncertainties may have on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those projected in any forward-looking statement.  Accordingly, the risks and uncertainties to which we are subject can be expected to change over time, and we undertake no obligation to update publicly or review the risks or uncertainties or any of the forward-looking statements made in this Quarterly Report on Form 10-Q, whether as a result of new information, future developments or otherwise.

Item 1.  FINANCIAL STATEMENTS
ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	At September 30, 2008 (UNAUDITED)	At December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$17,009	$19,557
Short term investments and securities held for sale	—	9,283
Accounts receivable (net of allowance for doubtful accounts of $1,678 in 2008 and $136 in 2007)	40,716	18,492
Inventories	14,996	8,179
Prepaid expenses and other current assets	1,180	767
Deferred tax asset	1,213	344
Total current assets	75,114	56,622

Property and equipment, net	1,340	790
Goodwill	129,564	41,893
Intangible assets, net	59,051	27,228
Marketable securities, non-current	2,161	—
Other assets	1,083	83
Total assets	$268,313	$126,616

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,644	$15,832
Accrued expenses	3,241	2,319
Current maturities of long term debt	1,698	—
Current portion of capital lease obligations	15	47
Total current liabilities	31,598	18,198

Long Term Liabilities:
Long-term debt	32,629	—
Revolving credit facility	17,821	—
Notes payable – affiliate	3,644	—
Deferred tax liability	17,305	2,212
Capital lease obligations	5	—
Other	25	44
Total liabilities	103,027	20,454

Commitments & Contingencies

Stockholders’ Equity:
Convertible preferred stock, $.001 par value, shares authorized 20,000; issued and outstanding -0- in 2008 and 2007	—	—
Common stock, $.001 par value, shares authorized 80,000; issued and outstanding 25,911 in 2008 and 16,204 in 2007	26	16
Additional paid-in capital	167,327	112,636
Accumulated deficit	(2,031)	(6,487)
Accumulated other comprehensive loss	(36)	(3)
Total stockholders’ equity	165,286	106,162
Total Liabilities and Stockholders’ Equity	$268,313	$126,616

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands except per share data)	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$92,136	$61,822	$243,824	$183,075
Cost of goods sold	75,519	52,830	200,467	156,774
Gross profit	16,617	8,992	43,357	26,301

Operating expenses:
Selling, general and administrative expenses	8,873	6,730	25,685	19,993
Depreciation and amortization	1,607	874	4,192	2,702
Litigation settlement	—	—	3,950	—
Impairment of long-lived asset	519	—	519	599
Operating income	5,618	1,388	9,011	3,007

Interest expense (income), net	877	(214)	1,498	(556)
Income before taxes	4,741	1,602	7,513	3,563

Provision for taxes	1,929	569	3,058	1,372
Net Income	$2,812	$1,033	$4,455	$2,191

Basic earnings per common share	$0.11	$0.06	$0.24	$0.14
Diluted earnings per common share	$0.11	$0.06	$0.21	$0.13

Basic weighted average of common shares outstanding	25,616	16,204	18,517	16,204
Diluted weighted average of common shares outstanding	26,128	17,026	21,205	17,002

See notes to condensed consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Nine months ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2008	2007
Net Income	$4,455	$2,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,192	2,702
Impairment of long-lived asset	519	599
Deferred rent	(19)	(11)
Amortization of deferred financing costs	91	—
Amortization of debt discount on acquisition notes	26	—
Change in fair value of interest rate cap contract	30	—
Provision for doubtful accounts	946	451
Non-cash stock compensation expense	151	280
Deferred income taxes	396	724
Changes in operating assets and liabilities:
Accounts receivable	(7,207)	429
Inventories	(4,902)	(2,157)
Prepaid expenses and other assets	(239)	(55)
Accounts payable and accrued expenses	4,087	487
Net cash provided by operating activities	2,526	5,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(575)	(234)
Purchases of short term securities	(300)	(49,485)
Sales of short term securities	7,390	47,867
Payment for investment in Oris Medical’s assets	—	(202)
Payment for investment in Biomed, net of cash acquired	(50,239)	—
Net cash used in investing activities	(43,724)	(2,054)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from CIT revolver note	17,821	—
Net proceeds from CIT term loan	34,738	—
Payment for CIT interest rate cap contract	(112)	—
Payment for deferred financing costs	(907)	—
Net proceeds from exercise of employee stock options	332	—
Payment for Biomed loans assumed	(14,925)	—
Tax benefit from exercise of employee stock options	2,177	478
Repayment of CIT term loan and capital leases	(474)	(735)
Net cash provided by (used in) financing activities	38,650	(257)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,548)	3,329
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,557	17,062
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,009	$20,391

SUPPLEMENTAL DISCLOSURE
Income taxes paid	426	65
Interest paid	1,337	45

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

(b) The condensed consolidated financial statements include the accounts of Allion and its subsidiaries. The condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of income for the three and nine months ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying condensed consolidated balance sheet at December 31, 2007 has been derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008.

The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other interim period.

NOTE 2 NET EARNINGS PER SHARE

The Company presents earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  All per share amounts have been calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive.  Options and warrants to purchase 1,412,778 and 1,948,078 shares of common stock were outstanding at September 30, 2008 and 2007, respectively.  The diluted shares outstanding for the nine-month periods ended September 30, 2008 and 2007 were 21,204,610 and 17,001,796, respectively, and resulted in diluted earnings per share of $0.21 and $0.13, respectively.  The diluted shares outstanding for the three-month periods ended September 30, 2008 and 2007 were 26,128,167 and 17,025,943, respectively, and resulted in diluted earnings per share of $0.11 and $0.06, respectively.  For the three-month periods ended September 30, 2008 and 2007, the diluted earnings per share does not include the impact of common stock options and warrants then outstanding of 760,778 and 571,000, respectively, and for the nine-month periods ended September 30, 2008 and 2007, the diluted earnings per share does not include the impact of common stock options and warrants then outstanding of 760,778 and 941,078, respectively, as the effect of their inclusion would be anti-dilutive.

NOTE 3 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on January 1, 2008. SFAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”), which clarifies the application of SFAS No. 157 in situations in which the market for a financial asset is inactive.  FSP 157-3 also provides an example that illustrates key considerations in determining the fair value of a financial asset in an inactive market.  FSP 157-3 was effective upon issuance.  The Company’s adoption of FSP 157-3 did not have a material impact on its consolidated financial statements.   Therefore, beginning on January 1, 2008, this standard was applied prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities.  The adoption of SFAS No. 157 for the Company’s financial assets and financial liabilities did not have a material impact on its consolidated financial statements.  On January 1, 2009, SFAS No. 157 will also apply to all other fair value measurements.  The Company is evaluating the effect the implementation of SFAS No. 157 will have on its non-financial assets and non-financial liabilities on its consolidated financial statements.  See Note 6 Fair Value Of Certain Financial Assets And Liabilities of this Quarterly Report on Form 10-Q for additional information.

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), on January 1, 2008.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. While the Company adopted SFAS No. 159 on January 1, 2008, it did not elect the fair value measurement option for any of its financial assets or liabilities.

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will only have an impact on the Company’s financial statements if the Company is involved in a business combination in fiscal 2009 or later years.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact that SFAS No. 161 will have on its financial statements.

NOTE 4 ACQUISITIONS

On April 4, 2008, the Company and its wholly owned subsidiary, Biomed Healthcare, Inc., a Delaware corporation (“Merger Sub”), completed the acquisition of Biomed America, Inc., a Delaware corporation (“Biomed”), pursuant to an Agreement and Plan of Merger (the “Agreement”), dated as of March 13, 2008, by and among Allion, Merger Sub, Biomed and Biomed’s majority owner, Parallex LLC, a Delaware limited liability company.  The acquisition was effected by the merger of Biomed with and into Merger Sub, with Merger Sub as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”).  The acquisition of Biomed expands the Company’s product and service offerings and diversifies its payor base by increasing the revenues received from non-governmental payors.  The Company’s management believes Biomed has a leading reputation among patients and referring physicians managing hemophilia, immune deficiencies and other chronic conditions.

The purchase price of $121,068 for all of the outstanding shares of Biomed was paid with funds from a new senior credit facility provided by CIT Healthcare LLC (see Note 7 Financing Activity), available cash, and newly issued Allion common stock and Series A-1 preferred stock.  The aggregate consideration paid to the former Biomed stockholders consisted of $48,000 in cash and a combined total of approximately 9.35 million shares of Allion common stock and Series A-1 preferred stock.  The Company also assumed $18,569 of Biomed’s outstanding indebtedness and incurred direct acquisition costs of $2,459.  In addition to the purchase price, the Company may make an earn out payment in 2009 to the former Biomed stockholders if the Biomed business earnings before interest, taxes, depreciation and amortization for the twelve months ended April 30, 2009 exceeds $14,750 (the “Excess EBITDA”).  The total amount of earn out payment due will be determined by multiplying the Excess EBITDA by eight.  Subject to certain exceptions, (i) the first $42.0 million of any earn out payment will be payable one-half in cash and one-half in Allion common stock and (ii) any earn out payment exceeding $42.0 million will be payable in a mixture of cash and Allion common stock, to be determined at the Company’s sole discretion.  Subject to the Company’s ability to pay the cash portion of any earn out payment out of available cash on hand, net of reasonable reserves, together with sufficient availability under any credit facility extended to the Company, the Company may pay the cash portion of any earn out payment either by issuing (i) promissory notes or (ii) shares of Allion common stock.  Under no circumstances, however, will the Company be required to issue common stock in an amount that would result in the former stockholders of Biomed collectively holding in excess of 49% of (i) Allion’s then-outstanding common stock or (ii) Allion’s common stock with the power to direct the Company’s management and policies.

For purposes of determining the number of shares of common stock to be issued in connection with any earn out payment, the Company will divide the portion of the earn out payment to be paid in Allion common stock (the “Earn Out Share Amount”), by the most recent 10-day average of the closing price of Allion common stock as of April 30, 2009.  Notwithstanding the prior sentence, (i) in the event the most recent 10-day average of the closing price of Allion common stock is less than $8.00 per share (the “Floor Amount”), then the number of shares of Allion common stock to be issued will be the quotient obtained by dividing the Earn Out Share Amount by the Floor Amount and (ii) in the event the most recent 10-day average of the closing price of Allion common stock is greater than $10.00 per share (the “Ceiling Amount”), then the number of shares of Allion common stock to be issued will be the quotient obtained by dividing the Earn Out Share Amount by the Ceiling Amount.  It is expected that any earn out payment will be recorded as additional goodwill.

In accordance with NASDAQ Marketplace Rule 4350(i)(1)(C), the Company issued to the former Biomed stockholders new Allion common stock in an amount equal to 19.9% of its common stock outstanding at the closing of the Merger, with the remainder of the stock portion of the purchase price issued in Allion Series A-1 preferred stock.  The total number of shares of Allion common stock issued at closing was 3,224,511, and the total number of shares of Allion Series  A-1 preferred stock issued at closing was 6,125,448.  On June 24, 2008, the Company’s stockholders approved the issuance of 6,125,448 shares of common stock, resulting in a one-for-one conversion of the Series A-1 preferred stock into Allion common stock.  The shares of Allion common stock issued to the former Biomed stockholders represent 36% of the total Allion shares outstanding.

The following allocation of the purchase price and the estimated transaction costs are preliminary and based on information available to the Company’s management at the time the condensed consolidated financial statements were prepared.  Accordingly, the allocation is subject to change and the impact of such changes could be material:

Purchase Price Paid
Cash paid to seller at closing	$48,000
Notes payable assumed	13,944
Long-term debt assumed	4,625
Fair value of common stock issued (1)	16,574
Fair value of preferred stock issued (2)	35,466
Direct acquisition costs (3)	2,459
Total purchase price	$121,068
Allocation of Purchase Price
Referral relationships (11 year life)	$29,210
Trade name (20 year life)	6,230
Covenant not to compete (3 year life)	540
Goodwill	87,671
123,651
Assets / liabilities assumed:
Accounts receivable, net	15,963
Inventories	1,914
Other current assets	280
Fixed assets	527
Notes receivable / other assets	202
Total current liabilities	(7,636)
Capital lease obligation	(4)
Deferred tax asset	760
Deferred tax liability	(14,589)
$121,068

_____________________________
(1)
The consideration associated with the common stock was valued at $5.14 per share based on the average closing price of Allion common stock three days before and after the March 13, 2008 announcement of the Merger.

(2)	The consideration associated with preferred stock was valued at $5.79 per share based on an independent valuation.
(3)	A portion of this amount was paid in 2007.

The acquisition was recorded by allocating the purchase price to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date.  The excess cost over the net amounts assigned to the fair value of the assets acquired is recorded as goodwill.  The results of operations from the acquisition is included in Allion’s consolidated operating results as of April 4, 2008, the date the business was acquired.  The Biomed business will operate as a separate reportable segment (see Note 9 Operating Segments).  The goodwill and identifiable intangible assets recorded as a result of the Biomed acquisition are not expected to be deductible for tax purposes.

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

	Three months ended September 30,	Nine months ended September 30,
	2007	2008	2007
Revenue	$74,630	$264,229	$213,756

Net Income	969	5,810	2,418
Earnings per common share
Basic	$0.04	$0.23	$0.09
Diluted	$0.04	$0.22	$0.09

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

On May 6, 2008, the Company settled its litigation with OMS (see Note 11 Contingencies).  As a result of the settlement, the original asset purchase agreement was terminated, and effective September 1, 2008, all parties were released from the related non-compete, non solicitation and confidentiality agreements.  In mid-September 2008, the Company decided to abandon and cease to use all of the remaining assets recorded as part of the June 2005 acquisition of the net assets of OMS.  Accordingly, the Company recognized an impairment loss for the net value of the remaining acquired intangible assets and capitalized software development of $519 ($981 less accumulated amortization of $462) in the three and nine months ended September 30, 2008.

NOTE 5 CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The carrying amount of cash approximates its fair value.  Cash and cash equivalents consisted of the following:

	At September 30, 2008	At December 31, 2007
Cash	$17,009	$11,143
Short-term securities	—	8,414
Total	$17,009	$19,557

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

SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price be used to measure fair value whenever possible.  Financial assets included in the Company’s financial statements and measured at fair value as of September 30, 2008 are classified based on the valuation technique level as follows:

Non-current marketable securities of approximately $2,200 consist of auction rate securities, which were measured using unobservable inputs (Level 3).  These securities were assigned to Level 3 because broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.

At December 31, 2007, short term investments and securities held for sale included available-for-sale securities, which are carried at market value.  These investments consisted of approximately $9,300 of auction rate securities.

Auction Rate Securities

As of September 30, 2008, the Company had approximately $2,200 of auction rate securities (“ARS”), the fair value of which has been measured using Level 3 inputs.  These ARS are collateralized with Federal Family Education Loan Program student loans.  The monthly auctions have historically provided a liquid market for these securities.  However, since February 2008, there has not been a successful auction, in that there were insufficient buyers for these ARS.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2008.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows, and expected holding periods of the ARS.  These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the ARS, including assumptions about risk, developed based on the best information available in the circumstances.

Based on this assessment of fair value, as of September 30, 2008, the Company has recorded a temporary impairment charge on these securities.  The unrealized loss through September 30, 2008 was $60 ($36, net of tax) and is recorded as a component of other comprehensive income. The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process occurs or until maturity (ranging from 2037 to 2041).  As of September 30, 2008, the Company reclassified the entire ARS investment balance from short-term investments to marketable securities, non-current on its condensed consolidated balance sheet because of the Company’s belief that it could take longer than one year for its investments in ARS to settle.

The following table reflects the activity for the ARS, measured at fair value using Level 3 inputs:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Balance at beginning of period	$2,152	$—
Transfers to Level 3 investments	—	2,228
Total gains and losses:
Included in earnings – realized	9	(7)
Unrealized losses included in accumulated
other comprehensive loss	—	(60)
Balance at September 30, 2008	$2,161	$2,161

NOTE 7 FINANCING ACTIVITY

On April 4, 2008, in connection with the acquisition of Biomed (see Note 4 Acquisition), the Company entered into a Credit and Guaranty Agreement with CIT Healthcare LLC (“the Credit Agreement”), which provides for a five-year $55,000 senior secured credit facility comprised of a $35,000 term loan and a $20,000 revolving credit facility.  At the Company’s option, the principal balance of loans outstanding under the term loan and the revolving credit facility will bear annual interest at a rate equal to a base rate (higher of Federal Funds rate plus 0.5% or prime rate) plus 3% or LIBOR plus 4%.  The Company incurred $907 in deferred financing costs related to this financing, which will be amortized over the five-year term of the loan.  As of September 30, 2008, deferred financing costs related to the senior secured credit facility were $816.  The Company may prepay the term loan and the revolving credit facility in whole or in part at any time without penalty, subject to reimbursement of the lenders’ customary breakage and redeployment costs in the case of prepayment of LIBOR borrowings.  The Credit Agreement covenants include the requirement to maintain certain financial ratios. As of September 30, 2008, the Company was in compliance with all covenants.  The Credit Agreement is secured by a senior secured first priority security interest in substantially all of the Company’s assets and is fully and unconditionally guaranteed by any of the Company’s current or future direct or indirect subsidiaries that are not borrowers under the Credit Agreement.

Revolving Credit Facility

At September 30, 2008, the Company’s borrowing under the revolving credit facility was $17,821. The weighted average annual interest rate for the three and nine months ended September 30, 2008 on the revolving credit facility was 6.7%.  The Company is required to pay the lender a fee equal to 0.5% per annum on the unused portion of the revolving credit facility.

Term Loan

At September 30, 2008, the Company’s borrowing under the term loan was $34,327. The weighted average annual interest rate for the three and nine months ended September 30, 2008 on the term loan was 6.7% and 6.8%, respectively.  The Company is required to make consecutive quarterly principal payments commencing on September 30, 2008, with a final payment due on April 4, 2013.

Long term debt under the Company’s senior credit facility consists of the following at September 30, 2008:

Term loan, net of original issue discount of $236	$34,327
less: current maturities	1,698
Long term debt	$32,629

The Company is required to maintain interest rate protection in connection with its variable rate borrowings associated with its term loan. The Company manages the risk of interest rate variability through the use of a derivative financial instrument designed to hedge potential changes in variable interest rates. The Company uses an interest rate cap contract for this purpose.  At September 30, 2008, the Company had an interest rate cap contract outstanding with a notional amount of $17,500 that expires in April 2011.  Through this contract, the Company has capped the LIBOR component of its interest rate at 5%.  As of September 30, 2008, the three-month LIBOR rate was 4.05%.

The Company did not elect to apply for hedge accounting.  The fair value of the derivative resulted in a mark-to-market losses of $25 and $30 for the three and nine months ended September 30, 2008, respectively.

NOTE 8 NOTES PAYABLE – AFFILIATES

At September 30, 2008, Notes payable – affiliates consist of three unsecured notes in the amount of $3,000, $425 and $219.  All three notes are due on demand and bear interest at 6% per annum.  The notes are subordinated to the revolving credit facility and the term loan described in Note 7 and have been classified as long-term.

NOTE 9 OPERATING SEGMENTS

With the acquisition of Biomed in April 2008, management has now determined that the Company operates in two reportable segments: (1) Specialty HIV, through which the Company provides specialty pharmacy and disease management services focused on HIV/AIDS patients, and (2) Specialty Infusion, through which the Company provides specialized biopharmaceutical medications and services to chronically ill patients.  The Company allocates all revenue and operating expenses to the segments.  Costs specific to a segment are charged directly to the segment.  Corporate expenses are allocated to each segment based on revenues.  The following table sets forth selected information by segment:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Results of Operations
Net Sales: Specialty HIV	$70,305	$61,822	$204,256	$183,075
Specialty Infusion	21,831	—	39,568	—
Total Net Sales	$92,136	$61,822	$243,824	$183,075

Operating Income: Specialty HIV (1)	$2,108	$1,388	$2,214	$3,007
Specialty Infusion	3,510	—	6,797	—
Total Operating Income	$5,618	$1,388	$9,011	$3,007

Depreciation & Amortization Expense: Specialty HIV	$746	$874	$2,444	$2,702
Specialty Infusion	861	—	1,748	—
Total Depreciation & Amortization Expense	$1,607	$874	$4,192	$2,702

_____________________________

(1)
Includes a $519 impairment charge for the three and nine months ended September 30, 2008, a $3,950 charge related to the Company’s litigation settlement with Oris Medical Systems, Inc for the nine months ended September 30, 2008, and a $599 impairment charge for the nine months ended September 30, 2007.

	At September 30,	At December 31,
	2008	2007
Total Assets:
Specialty HIV	$113,216	$126,616
Specialty Infusion	155,097	—
Total Assets	$268,313	$126,616

NOTE 10 RELATED PARTY TRANSACTIONS

In April 2008, the Company entered into a Transition Services Agreement with the RAM Capital Group (“RAM”), whereby RAM agreed to provide various financial and administrative services to the Company related to the Biomed business acquisition (see Note 4 Acquisitions) for a fee of $10 per month.  RAM is owned by a principal stockholder of the Company.

For the three and nine months ended September 30, 2008, nursing services were provided for the Specialty Infusion business by an affiliated party.  Fees charged for nursing services provided were $512 and $989, respectively, and are included as a component of Cost of Goods Sold.

At September 30, 2008, notes payable totaling $3,644 were due to affiliates (see Note 8 Notes Payable-Affiliates).

NOTE 11 CONTINGENCIES

Legal Proceedings

On March 9, 2006, the Company alerted the Staff of the SEC’s Division of Enforcement to the issuance of its press release of that date announcing the Company’s intent to restate its financial statements for the periods ended June 30, 2005 and September 30, 2005 relating to the valuation of warrants.  On March 13, 2006, the Company received a letter from the Division of Enforcement notifying the Company that the Division of Enforcement had commenced an informal inquiry and requesting that the Company voluntarily produce certain documents and information. In that letter, the Division of Enforcement also stated that the informal inquiry should not be construed as an indication that any violations of law have occurred. The Company is cooperating fully with the Division of Enforcement’s inquiry.

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

 The Company follows SFAS No. 123(R), “Share-Based Payment”, which requires that all share-based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite vesting period.   For the three months ended September 30, 2008 and 2007, the company recorded non-cash compensation expense in the amount of $58 and $93, respectively.   For the nine months ended September 30, 2008 and 2007, the Company recorded non-cash compensation expense in the amount of $151 and $280, respectively, relating to stock options, which were recorded as part of selling, general and administrative expenses.

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

Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards.  At September 30, 2008, the Company did not have any uncertain tax positions, and the Company does not expect FIN 48 to have a significant impact on its results of operations or financial position during the next 12 months.

As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.  Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income.  At September 30, 2008, the Company did not have accrued interest and penalties related to any unrecognized tax benefits.  The years subject to potential audit varies depending on the tax jurisdiction.  Generally, the Company’s statutes are open for tax years ended December 31, 2004 and forward.  The Company’s major taxing jurisdictions include the United States, New York, California, Pennsylvania and Kansas.

NOTE 14 SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

As part of the acquisition of Biomed (see Note 4 Acquisitions), the following are the non-cash components of the purchase price:

	Nine Months Ended September 30,
	2008	2007
Issuance of common and preferred stock	$52,040	$—
Assumption of Biomed loans	14,925	—
Assumption of notes payable – affiliates	3,644	—

During the nine-month period ended September 30, 2008, the Company incurred an unrealized loss of $36 (net of tax) on auction rate securities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Our Specialty HIV services include the following:

•	Specialized MOMSPak prescription packaging that helps reduce patient error associated with complex multi-drug regimens, which require multiple drugs to be taken at varying doses and schedules;

•	Reimbursement experience that assists patients and healthcare providers with the complex reimbursement processes;

•	Arrangement for the timely delivery of medications in a discreet and convenient manner as directed by our patients or their physicians;

•	Specialized pharmacists who consult with patients, physicians, nurses and ASOs to provide education, counseling, treatment coordination, clinical information and compliance monitoring; and

•	Information systems and prescription automation solutions that make the provision of clinical data and the transmission of prescriptions more efficient and accurate.

We have grown our Specialty HIV business primarily by acquiring other specialty pharmacies and expanding our existing business.  Since the beginning of 2003, we have acquired seven specialty pharmacies in California and two specialty pharmacies in New York.  We have generated internal growth primarily by increasing the number of patients we serve.  In addition, our business has grown as the price of HIV/AIDS medications has increased.  In December 2007, we opened our first satellite pharmacy in Oakland, California.  We will continue to evaluate acquisitions and satellite locations and expand our existing Specialty HIV business as opportunities arise or circumstances warrant.

Our Specialty Infusion segment provides pharmacy, nursing and reimbursement services to patients with costly, chronic diseases.  These services include the following:

•	Specialized nursing for the timely administration of medications as directed by physicians;

•	Specialized pharmacists who consult with patients, physicians, and nurses to provide education, counseling, treatment coordination, and clinical information; and

•	Reimbursement experience that assists patients and healthcare providers with the complex reimbursement processes.

Our Specialty Infusion business derives revenues primarily from the sale of drugs to patients and focuses almost exclusively on a limited number of complex and expensive drugs that serve small patient populations.  Our Specialty Infusion division principally provides specialty pharmacy and disease management services to patients with the following conditions: Hemophilia, Autoimmune Disorders/Neuropathies, Respiratory Syncytial Virus (RSV), and HIV/AIDS.  The following table represents the percentage of total revenues our Specialty Infusion division generated from sales of the products used to treat the conditions described above:

Therapy Products	Three months ended September 30, 2008	Nine months ended September 30, 2008 (3)
Blood Clotting Factor	61.2%	59.5%
IVIG (1)	33.2%	34.5%
Synagis (2)	0.4%	0.5%
Other	5.2%	5.5%
Total	100%	100%

(1)	Intravenous immunoglobulin
(2)	Synagis is used for the treatment of RSV and is primarily dispensed in the December and March quarters.
(3)	Based on revenue for the period April 1, 2008 to September 30, 2008

Geographic Footprint. As of September 30, 2008, our Specialty HIV division operated eleven pharmacy locations, strategically located in California (seven separate locations), New York (two separate locations), Florida and Washington to serve major metropolitan areas where high concentrations of HIV/AIDS patients reside. In discussing our results of operations for our Specialty HIV segment, we address changes in the net sales contributed by each of these regional pharmacy locations because we believe this provides a meaningful indication of the historical performance of our business.

As of September 30, 2008, our Specialty Infusion division operated six locations in Kansas, California, Florida, Pennsylvania, New York and Texas and is licensed to dispense drugs in over 40 states.

Net Sales.  Since the acquisition of Biomed and for the three and nine months ended September 30, 2008, approximately 57% and 59%, respectively, of our net sales came from payments directly from government sources such as Medicaid, ADAP, and Medicare (excluding Part D, described below, which is administered through private payor sources). These are all highly regulated government programs subject to frequent changes and cost containment measures. We continually monitor changes in reimbursement for all products provided.

The following table presents the percentage of our total revenues reimbursed by these payors:

	Three months ended September 30, 2008			Nine months ended September 30, 2008
	Specialty HIV	Specialty Infusion	Total	Specialty HIV	Specialty Infusion(1)	Total
Non governmental	37.3%	60.7%	42.9%	36.4%	65.9%	41.1%
Governmental
Medicaid/ADAP	62.6%	37.4%	56.5%	63.4%	32.6%	58.5%
Medicare	0.1%	1.9%	0.6%	0.2%	1.5%	0.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Based on revenue for the period April 1, 2008 to September 30, 2008

Gross Profit.  Our gross profit reflects net sales less the cost of goods sold. Cost of goods sold is the cost of pharmaceutical products we purchase from wholesalers and the labor cost associated with nurses we provide to administer medications. The amount that we are reimbursed by government and private payors has historically increased as the price of the pharmaceutical products we purchase has increased. However, as a result of cost containment initiatives prevalent in the healthcare industry, private and government payors have reduced reimbursement rates, which may prevent us from recovering the full amount of any price increases.

Effective July 1, 2008, the California legislature approved a 10% reduction in the reimbursement to providers paid under the California State Medicaid program, Medi-Cal.  The 10% reduction, which was initiated as part of the fiscal 2009 state budget setting process, became effective July 1, 2008 and included reduced reimbursement for prescription drugs.  On August 18, 2008, the U.S. District Court issued a preliminary injunction to halt certain portions of the 10% payment reduction including the reductions related to prescription drugs.  In response to the ruling, the California Department of Health Care Services, or the DHCS, eliminated the 10% payment reduction effective September 5, 2008.  The DHCS also announced that corrections to previously adjudicated claims for dates of service on or after August 18, 2008 will be reprocessed at rates in effect prior to the cuts.    The State of California has filed an appeal of the preliminary injunction with the Ninth Circuit Court of Appeals.

The California State budget, which was recently signed into law, includes the 10% reduction in Medi-Cal provider reimbursement rates until March 2009, after which the reimbursement rate cut will be reduced to 5%.  The budget also includes a provision to extend California’s HIV/AIDS Pilot Program, under which two of our pharmacies receive premium reimbursement, until June 30, 2009.  Based on the results for the Specialty HIV business for the nine months ended September 30, 2008 and the results for the Specialty Infusion business for the six months ended September 30, 2008, our annualized net sales from the Medi-Cal program is approximately $69 million, or 20% of our total annualized net sales.  While the preliminary injunction remains in effect, the Company continues to get reimbursed at rates in effect prior to the 10% cut.  However, we can offer no assurance that payments at these rates will continue and that the preliminary injunction will be upheld.  In addition, in March 2009, the 5% reduction in Medi-Cal reimbursement rates will go into effect.  The rate reductions would have a material adverse effect on our operations, financial condition and financial results.

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

Revenue Recognition.  We are reimbursed for a substantial portion of our net sales by government and private payors. Net sales are recognized upon shipment and are recorded net of contractual allowances to patients, government, private payors and others.  Contractual allowances represent estimated differences between billed sales and amounts expected to be realized from third-party payors.  Any difference between amounts expected to be realized from third party payors and actual amounts received are recorded as an adjustment to sales in the period the actual reimbursement rate is determined.

Any patient can initiate the filling of prescriptions by having a doctor call in prescriptions to our pharmacists, faxing our pharmacists a prescription, mailing prescriptions, or electronically submitting prescriptions to one of our facilities. Once we have verified that the prescriptions are valid and have received authorization from a patient’s insurance company or state insurance program, the pharmacist then fills the prescriptions and ships the medications to the patient through an outside delivery service, an express courier service or postal mail, or the patient picks up the prescriptions at the pharmacy. During the month of September 2008, the Specialty HIV division serviced 16,700 patients.

Our Specialty HIV division receives premium reimbursement under California’s HIV/AIDS Pharmacy Pilot Program, which we refer to as the California Pilot Program, and has been certified as a specialized HIV pharmacy eligible for premium reimbursement under the New York State Medicaid program. The California Pilot Program was renewed until June 30, 2009.  We have been notified that the New York program has been extended through September 2009, and we are awaiting recertification.  We qualified for both the California and New York programs in 2005, including retroactive payment of prescriptions dating back to September 2004.  Premium reimbursement for eligible prescriptions dispensed in the current period are recorded as a component of net sales in the period in which we ship the medication. These revenues are estimated at the time service is provided and accrued to the extent that payment has not been received.  Under the California Pilot Program, we receive regular payments for premium reimbursement, which are paid in conjunction with the regular reimbursement amounts due through the normal payment cycle.  In New York, we receive the premium payment annually, and we received the annual payment for fiscal 2007 under the New York program in September 2008.  For additional information regarding each of these reimbursement programs, please refer to Part I, Item 1. Business—Third Party Reimbursement, Cost Containment and Legislation in our Annual Report on Form 10-K for the year ended December 31, 2007.

Allowance for Doubtful Accounts.  Management continually reviews the collectibility of accounts receivable by tracking collection and write-off activity.  Estimated write-off percentages are then applied to each aging category by payor classification to determine the allowance for estimated uncollectible accounts.  The allowance for estimated uncollectible accounts is adjusted as needed to reflect current collection, write-off and other trends, including changes in assessment of realizable value. While management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter end and that we have made adequate provision for uncollectible accounts based on all available information, no assurance can be given as to the level of future provisions for uncollectible accounts or how they will compare to the levels experienced in the past.  Our ability to successfully collect our accounts receivable depends, in part, on our ability to adequately supervise and train personnel in billing and collections and minimize losses related to system changes.

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

In the three and nine months ended September 30, 2008, we recorded a non-cash charge of $519 to our results of operations to reflect the impairment of our intangible asset and property and equipment as a result of our abandonment of the long-lived assets acquired from Oris Medical Systems, Inc. in June 2005.

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

If we determine through the impairment review process that goodwill has been impaired, we record an impairment charge in our consolidated statement of income.  Based on our impairment review, we have not recorded any impairment to goodwill and other intangible assets that have indefinite lives during the nine-month period ended September 30, 2008.

Recently Issued Accounting Pronouncements

We adopted SFAS No. 157, “Fair Value Measurements,”  or SFAS No. 157, on January 1, 2008. SFAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the Financial Accounting Standards Board,  or FASB, issued FASB Staff Position, or FSP, No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, or FSP 157-3, which clarifies the application of SFAS No. 157 in situations in which the market for a financial asset is inactive.  FSP 157-3 also provides an example that illustrates key considerations in determining the fair value of a financial asset in an inactive market.  FSP 157-3 was effective upon issuance. Our adoption of FSP 157-3 did not have a material impact on our consolidated financial statements.   Therefore, beginning on January 1, 2008, this standard was applied prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities.  The adoption of SFAS No. 157 for our financial assets and financial liabilities did not have a material impact on our consolidated financial statements.  On January 1, 2009, SFAS No. 157 will also apply to all other fair value measurements.  We are evaluating the effect the implementation of SFAS No. 157 will have on our non-financial assets and non-financial liabilities on our consolidated financial statements.  See Note 6 Fair Value Of Certain Financial Assets And Liabilities in this Quarterly Report on Form 10-Q for additional information.

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115,”  or SFAS No. 159, on January 1, 2008.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. While we adopted SFAS No. 159 on January 1, 2008, we did not elect the fair value measurement option for any of our financial assets or liabilities.

On December 4, 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 (Revised 2007), “Business Combinations,” or SFAS No. 141(R).  SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15,
2008. SFAS No. 141(R) will only have an impact on our financial statements if we are involved in a business combination in fiscal 2009 or later years.

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

Results of Operations

Nine Months Ended September 30, 2008 and 2007

Net Sales.  Net sales for the nine months ended September 30, 2008 increased to $243,824 from $183,075 for the nine months ended September 30, 2007, an increase of 33.1%. The increase in net sales for the nine months ended September 30, 2008 as compared to the same period in 2007 is primarily attributable to the acquisition of Biomed, which was included in our operating results for the six months ended September 30, 2008 from the date of acquisition.  Net Sales in our Specialty HIV business increased to $204,256 from $183,075 for the nine months ended September 30, 2008 and 2007, respectively.  The increase in Specialty HIV net sales of approximately 12% is principally attributable to the addition of new patients in California.

In the Specialty HIV division, we recorded revenue of $2,233 and $1,675 relating to the New York and California premium reimbursement programs for the nine months ended September 30, 2008 and 2007, respectively.  The accounts receivable balance at September 30, 2008 related to premium reimbursement was $1,424.  The accounts receivable balance at September 30, 2007 related to premium reimbursement was $913.  The increase in premium reimbursement revenue in the Specialty HIV division principally resulted from an increase in the premium reimbursement rate for the New York program.  The increase in the premium reimbursement accounts receivable balance is principally the result of a suspension in payments from California due to the delay in the signing of their fiscal 2009 budget.

The following table sets forth the net sales and operating data for our Specialty HIV segment for each of its distribution regions for the nine months ended September 30, 2008 and 2007:

(in thousands, except patient months & prescriptions data)
	Nine Months Ended September 30,
	2008			2007
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months
California (1)	$135,735	533,814	110,645	$118,735	482,691	103,198
New York	63,567	224,799	33,459	59,526	222,325	33,581
Washington (2)	3,497	16,411	2,946	3,137	16,140	2,936
Florida	1,457	6,651	895	1,677	7,404	1,128
Total	$204,256	781,675	147,945	$183,075	728,560	140,843

(1)
We identified an error in reporting of Gardena prescriptions and patient months in the third quarter of 2007 and corrected the previously reported numbers of 482,577 and 103,216, respectively, in California for the nine months ended September 30, 2007.

(2)
We identified an error in reporting of Seattle patient months in the third quarter of 2007 and corrected the previously reported number of 2,919 in Washington for the nine months ended September 30, 2007.

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

Gross Profit.  Gross profit was $43,357 and $26,301 for the nine months ended September 30, 2008 and 2007, respectively, and represents 17.8% and 14.4% of net sales, respectively.  The increase in gross profit is primarily attributable to the acquisition of the Specialty Infusion business and increased Specialty HIV sales in California.  The increase in gross profit as a percent of net sales is attributable to the acquisition of the Specialty Infusion business, which generally realizes higher gross margins than our Specialty HIV business.

Effective July 1, 2008, the California legislature approved a 10% reduction in the reimbursement to providers paid under Medi-Cal.  The 10% reduction, which was initiated as part of the fiscal 2009 state budget setting process, became effective July 1, 2008 and included reduced reimbursement for prescription drugs.  On August 18, 2008, the U.S. District Court issued a preliminary injunction to halt certain portions of the 10% payment reduction, including the reductions related to prescription drugs.  In response to the ruling, the DHCS eliminated the 10% payment reduction, effective September 5, 2008.  The DHCS also announced that corrections to previously adjudicated claims for dates of service on or after August 18, 2008 will be reprocessed at rates in effect prior to the cuts.    The State of California has filed an appeal of the preliminary injunction with the Ninth Circuit Court of Appeals.

The California State budget, which was recently signed into law, includes the 10% reduction in Medi-Cal provider reimbursement rates until March 2009, after which the reimbursement rate cut will be reduced to 5%.  The budget also includes a provision to extend the California Pilot Program until June 30, 2009.  Based on the results for the Specialty HIV business for the nine months ended September 30, 2008 and the results for the Specialty Infusion business for the six months ended September 30, 2008, our annualized net sales from the Medi-Cal program is approximately $69 million, or 20% of our total annualized net sales.  While the preliminary injunction remains in effect, the Company continues to get reimbursed at rates in effect prior to the 10% cut.  However, we can offer no assurance that payments at these rates will continue and that the preliminary injunction will be upheld.  In addition, in March 2009, the 5% reduction in Medi-Cal reimbursement rates will go into effect.  The rate reductions would have a material adverse effect on our operations, financial condition and financial results.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2008 increased to $25,685 from $19,993 for the nine months ended September 30, 2007, and represents 10.5% and 10.9% of net sales, respectively.  The increase in selling, general and administrative expenses was primarily due to the acquisition of the Specialty Infusion business.  The decrease in selling, general, and administrative expenses as a percentage of revenue is primarily attributable to higher legal expenses in the 2007 period, principally relating to our litigation with Oris Medical Systems, Inc., or OMS.  We did not and do not expect to realize significant cost efficiencies as a result of the Biomed acquisition.

Depreciation and Amortization. Depreciation and amortization was $4,192 and $2,702 for the nine months ended September 30, 2008 and 2007, respectively, and represents 1.7% and 1.5% of net sales, respectively.  The increase in depreciation and amortization is primarily due to $1,621 in amortization of intangible assets resulting from the preliminary allocation of the purchase price of Biomed.

Litigation Settlement.  As a result of the litigation settlement with OMS on May 6, 2008, we recorded a charge of $3,950 for the nine months ended September 30, 2008.

Impairment of Long-Lived Assets.     As a result of the litigation settlement with OMS, as discussed in Note 11 Contingencies of Item 1. Note to Condensed Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10Q, the original asset purchase agreement with OMS was terminated and effective September 1, 2008, all parties were released from related non-compete, non-solicitation and confidentiality agreements.  Since then, we have abandoned and ceased to use all of the remaining assets recorded as part of the June 2005 acquisition of the net assets of OMS.  For the nine months ended September 30, 2008, we recorded a charge of $519 ($981 less accumulated amortization of $462) to reflect the impairment loss for the net value of the remaining acquired intangible assets and capitalized software development.

 As a result of the termination of the LabTracker license agreement with Ground Zero, we recorded a charge of $599 ($1,228 less accumulated amortization of $629) for the nine months ended September 30, 2007 to reflect the impairment of a long-lived asset related to the LabTracker license.

Operating Income. Operating income was $9,011 and $3,007 for the nine months ended September 30, 2008 and 2007, respectively, and represents 3.7% and 1.6% of net sales, respectively.  The increase in operating income, after considering the effect of the OMS litigation settlement and the impairment of long-lived assets, is primarily due to the acquisition of the Specialty Infusion business.

Interest Expense (Income), Net.  Net interest expense was $1,498 for the nine months ended September 30, 2008.  This represents a $2,054 increase over net interest income of $556 recorded for the nine months ended September 30, 2007.  This increase in net interest expense is principally attributable to lower interest income from the liquidation of investments and higher interest expense, both related to the financing of the Biomed acquisition.

Provision for Taxes. We recorded a provision for taxes of $3,058 and $1,372 for the nine-month periods ended September 30, 2008 and 2007, respectively, relating to federal, state and local income tax as adjusted for certain permanent differences.  The effective tax rate was approximately 41% for the nine-month period ended September 30, 2008 and 39% for the nine-month period ended September 30, 2007.  The increase in the effective tax rate is primarily due to a decrease in tax exempt interest as it relates to total income for the period.

Net  Income.  For the nine months ended September 30, 2008, we recorded net income of $4,455 as compared to a net income of $2,191 for the comparable period in the prior year.  Net income for the nine-month period ended September 30, 2008 includes an after-tax settlement charge of $2,342 for the OMS litigation and an after-tax impairment of long-lived asset expense of $308.  Net income for the nine-month period ended September 30, 2007 includes an after-tax impairment of long-lived assets expense of $355.  The increase in net income is primarily attributed to the acquisition of the Specialty Infusion business, partially offset by the OMS litigation settlement and increased interest expense.

Three Months Ended September 30, 2008 and 2007

Net Sales.  Net sales for the three months ended September 30, 2008 increased to $92,136 from $61,822 for the three months ended September 30, 2007, an increase of 49.0%. The increase in net sales for the three months ended September 30, 2008 as compared to the same period in 2007 is primarily attributable to the acquisition of the Specialty Infusion business.  Net sales in Specialty HIV increased to $70,305 for the three months ended September 30, 2008 from $61,822 for the three months ended September 30, 2007.  The increase in Specialty HIV net sales of approximately 14% is principally attributable to the addition of new patients in California.

In Specialty HIV, we recorded revenue of $1,042 and $374 relating to the New York and California premium reimbursement programs for the three months ended September 30, 2008 and 2007, respectively.  The increase in premium reimbursement revenue in Specialty HIV resulted primarily from an increase in the premium reimbursement rate for the New York program.

    The following table sets forth the net sales and operating data for our Specialty HIV segment for each of our distribution regions for the three months ended September 30, 2008 and 2007:

(in thousands, except patient months & prescriptions data)
	Three Months Ended September 30,
	2008			2007
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months
California (1)	$46,665	180,693	37,202	$40,601	164,088	34,578
New York	21,822	74,880	11,119	19,593	73,447	11,102
Washington (2)	1,318	5,912	1,025	1,079	5,362	972
Florida	500	2,287	303	549	2,406	349
Total	$70,305	263,772	49,649	$61,822	245,303	47,001

(1)
We identified an error in reporting of Gardena prescriptions in the third quarter of 2007 and corrected the previously reported number of 164,335 in California for the three months ended September 30, 2007.

(2)
We identified an error in reporting of Seattle patient months in the third quarter of 2007 and corrected the previously reported number of 955 in Washington for the three months ended September 30, 2007.

Gross Profit.  Gross profit was $16,617 and $8,992 for the three months ended September 30, 2008 and 2007, respectively, and represents 18.0% and 14.5% of net sales, respectively.  The increase in gross profit is primarily attributable to the acquisition of the Specialty Infusion business and increased Specialty HIV sales in California.  The increase in gross profit as a percent of net sales is attributable to the acquisition of the Specialty Infusion business, which generally realizes higher gross margins than our Specialty HIV business.  The decline in gross profit as a percentage of revenues for the three months ended September 30, 2008 from 19.8%, which we reported for the three months ended June 30, 2008, principally results from the impact of the Medi-Cal rate reductions, which were in place for the period July 1, 2008 to August 18, 2008 and changes in the payor and product mix to lower-margin business in our Specialty Infusion division.  We expect to see continued fluctuation in the payor and product mix of our Specialty Infusion business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2008 increased to $8,873 from $6,730 for the three months ended September 30, 2007, and represents 9.6% and 10.9% of net sales, respectively.  The increase in selling, general and administrative expenses was primarily due to the acquisition of the Specialty Infusion business.  The decrease in selling, general, and administrative expenses as a percentage of revenue is primarily attributable to higher legal expenses in the 2007 period, principally relating to our litigation with Oris Medical Systems, Inc., or OMS.  We did not and do not expect to realize significant cost efficiencies as a result of the Biomed acquisition.

Depreciation and Amortization. Depreciation and amortization was $1,607 and $874 for the three months ended September 30, 2008 and 2007, respectively, and represents 1.7% and 1.5% of net sales, respectively.  The increase in depreciation and amortization is primarily due to $811 in amortization of intangible assets resulting from the preliminary allocation of the purchase price of Biomed.

Impairment of Long-Lived Assets.     As a result of the litigation settlement with OMS, as discussed in Note 11 Contingencies of Item 1. Note to Condensed Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10Q, the original asset purchase agreement with OMS was terminated and effective September 1, 2008, all parties were released from related non-compete, non-solicitation and confidentiality agreements.  Since then, we have abandoned and ceased to use all of the remaining assets recorded as part of the June 2005 acquisition of the net assets of OMS.  For the three months ended September 30, 2008, we recorded a charge of $519 ($981 less accumulated amortization of $462) to reflect the impairment loss for the net value of the remaining acquired intangible assets and capitalized software development.

Operating Income. Operating income was $5,618 and $1,388 for the three months ended September 30, 2008 and 2007, respectively, and represents 6.1% and 2.2% of net sales, respectively.  The increase in operating income is primarily due to the acquisition of the Specialty Infusion business.

Interest Expense (Income), Net. Net interest expense was $877 and net interest income was $214 for the three months ended September 30, 2008 and 2007, respectively.  This increase in net interest expense is principally attributable to lower interest income from the liquidation of investments and higher interest expense, both related to the financing of the Biomed acquisition.

Provision for Taxes. We recorded a provision for taxes of $1,929 and $569 for the three-month periods ended September 30, 2008 and 2007, respectively, relating to federal, state and local income tax as adjusted for certain permanent differences.  The effective tax rate was approximately 41% for the three-month period ended September 30, 2008 and 36% for the three-month period ended September 30, 2007.  The increase in the effective tax rate is primarily due to a decrease in tax exempt interest as it relates to total income for the period.

Net Income.  For the three months ended September 30, 2008, we recorded net income of $2,812 and $1,033 for the comparable period in the prior year.  The increase in net income is primarily attributed to the acquisition of the Specialty Infusion business, partially offset by increased interest expense.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2008 totaled $2,526 as compared to $5,640 for the same period of the prior year.  This decrease was principally the result of the after-tax settlement charge for the OMS litigation.  The impact of increased operating income resulting from the acquisition of the Specialty Infusion business was offset by an increase in working capital required to fund the $7,207 increase in accounts receivable during the nine months ended September 30, 2008.  The increase in accounts receivables over December 31, 2007 is primarily the result of the acquisition of the Specialty Infusion business, which has a longer collection period than our Specialty HIV business.  The $6,207 increase in accounts receivable over June 30, 2008 is a result of both growth in our revenues and an increase in accounts receivable days sales outstanding.  Accounts receivable days sales outstanding as of September 30, 2008 was 41 days compared to the 37 days reported as of June 30, 2008.  This increase resulted from a greater mix of Specialty Infusion revenues with its longer collection period, as well as an overall slow down in third party collections.  While we believe this slow down to be temporary, we can offer no assurances that declining general economic conditions and restrictions in the credit markets will not have a continued adverse affect on accounts receivables collections.

Cash flows used in investing activities were $43,724 and $2,054 for the nine months ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, 2008, cash flows used in investing activities included payments of $50,239 for the Biomed acquisition ($48,000 paid to sellers plus $2,239 paid for acquisition costs), partially offset by net sales of short term securities of $7,090 and the purchase of property and equipment of $575.  For the nine months ended September 30, 2007, cash flows used in investing activities included payments of $202 for prior acquisitions, net investments in short term securities of $1,618 and the purchase of property and equipment of $234.

Cash flows provided by financing activities was $38,650 and cash flows used in financing activities was $257 for the nine months ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, 2008, cash flows provided by financing activities included the proceeds of the debt of $52,559 used to finance the Biomed acquisition, the proceeds from the exercise of employee stock options of $332, as well as the tax benefit realized from non-cash compensation related to employee stock options of $2,177, both offset in part by the $907 payment for deferred financing costs related to our debt facility with CIT, the $112 payment for the interest rate cap contract related to our CIT debt and the $14,925 payment of loans assumed as part of the Biomed acquisition, as well as $474 in payments for various obligations.  For the nine months ended September 30, 2007, cash flows used in financing activities was principally due to $735 in payments for various obligations, offset in part by $478 in tax benefits realized from non-cash compensation related to employee stock options.

 As of September 30, 2008, we had $17,009 of cash and cash equivalents, as compared to cash and cash equivalents of $19,557 and short-term investments of $9,283 as of December 31, 2007.  The decrease in cash and cash equivalents and short-term investments was primarily due to cash paid for the Biomed acquisition of $18,200 in April 2008 and the payment of the litigation settlement of $3,950 in May 2008, partially offset by an increase in borrowings under our line of credit with CIT Healthcare LLC, or CIT, of $5,000 in September 2008.

As of September 30, 2008, we had approximately $2,200 of auction rate securities, or ARS.  These ARS are collateralized with Federal Family Education Loan Program student loans.  The monthly auctions have historically provided a liquid market for these securities.  However, since February 2008, there has not been a successful auction, in that there were insufficient buyers for these ARS.  Based on an assessment of fair value, as of September 30, 2008, we have recorded a temporary impairment charge of $60 ($36, net of tax) on these securities.  We currently have the ability and intent to hold these ARS investments until a recovery of the auction process occurs or until maturity (ranging from 2037 to 2041).  As of September 30, 2008, we reclassified the entire ARS investment balance from short-term investments to marketable securities, non-current on our condensed consolidated balance sheet because of our belief that it could take longer than one year for our investments in ARS to settle.

Credit Agreement. On April 4, 2008, we acquired 100% of the stock of Biomed for $48,000 in cash, 9,350 shares of Allion common and preferred stock and the assumption of $18,569 of Biomed debt.

To partially fund the cash portion of the Biomed transaction, we entered into a Credit and Guaranty Agreement, which we refer to as the Credit Agreement, with CIT and one other lender named therein, which provides for a five-year $55,000 senior secured credit facility, comprised of a $35,000 term loan and a $20,000 revolving credit facility. We also used a portion of the credit facility to refinance our assumption of $18,600 of Biomed debt.  At our option, the principal balance of the term loan and the revolving credit facility bear interest at an annual rate equal to (i) LIBOR plus an applicable margin equal to 4.00% or (ii) a base rate equal to the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the Federal Funds rate plus 0.50%, plus, in the case of (a) and (b), an applicable margin equal to 3.00%. We may also use the proceeds under the revolving credit facility for working capital and other general corporate purposes.

As of November 6, 2008, $34,327 principal amount remains outstanding under the term loan, and we are required to make quarterly principal payments which commenced September 30, 2008.  As of November 6, 2008, $17,821 principal amount remains outstanding under the revolving credit facility.  We are required to pay a fee equal to 0.5% annually on the unused portion of the revolving credit facility. We may prepay the term loan and revolving credit facility in whole or in part at any time without premium or penalty, subject to reimbursement of the lenders’ customary breakage and redeployment costs in the case of prepayment of LIBOR borrowings.

The Credit Agreement requires us to meet certain financial covenants on a quarterly basis, beginning June 30, 2008, including a Consolidated Total Leverage Ratio not greater than 3.25 to 1.00, a Consolidated Senior Leverage Ratio not greater than 2.75 to 1.00, a Consolidated Fixed Charges Coverage Ratio not less than 1.5 to 1.00, each as defined in the Credit Agreement.  The Credit Agreement also imposes certain other restrictions, including annual limits on capital expenditures and our ability to incur or assume liens, annual limits on capital expenditures, make investments, incur or assume indebtedness, amend the terms of our subordinated indebtedness, merge or consolidate, liquidate, dispose of property, pay dividends or make distributions, redeem stock, repay indebtedness, or change our business. The Credit Agreement is secured by a senior secured first priority security interest in substantially all of our and our subsidiaries’ assets and is fully and unconditionally guaranteed by any of our current or future direct or indirect subsidiaries that are not borrowers under the Credit Agreement.

Operating Requirements.  Our primary liquidity need is working capital to purchase medications to fill prescriptions and finance growth in accounts receivable. Our primary vendor, AmerisourceBergen Drug Corporation, or AmerisourceBergen, requires payment within 31 days of delivery of the medications to us. We are reimbursed by third-party payors, on average, within 35 to 45 days after a prescription is filled and a claim is submitted in the appropriate format.

The five-year purchase agreement that we signed with AmerisourceBergen in September 2003 improved our supplier payment terms from an original payment period of 13 days to 31 days. These payment terms improved our liquidity and enabled us to reduce our working capital. Since entering into the agreement with AmerisourceBergen, we have purchased the majority of our medications from AmerisourceBergen. The agreement also provides that our minimum purchases during the term of the agreement will be no less than $400,000.  We believe we have met our minimum purchase obligations under this agreement.  Pursuant to the terms of a related security agreement, AmerisourceBergen  has a subordinated security interest in all of our assets.  The original term of the AmerisourceBergen agreement expired on September 14, 2008.  By contract, the term is extended on a month-to-month basis until either party gives at least ninety days prior written notice to the other of its intention not to extend the agreement.

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

Contractual Obligations. At September 30, 2008, our contractual cash obligations and commitments over the next five years were as follows:
(in thousands)	Payments due by Period (1)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Capital Leases	$20	$15	$5	$—	$—
Operating Leases	2,376	996	1,222	158	—
CIT Term Loan	34,327	1,698	5,845	26,784	—
CIT Revolving Loan	17,821	—	—	17,821	—
Notes Payable - affiliate	3,644	—	—	3,644	—
Total	$58,188	$2,709	$7,072	$48,407	$—

 (1) Interest payments on these amounts will be approximately $15,678 over the next five years and are not included above.  These interest payments assume all contractual payments under the CIT term loan are made and interest rates remain at the September 30, 2008 level.

Off-Balance Sheet Arrangements.  We do not have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We have limited exposure to financial market risks, including changes in interest rates, as it relates to cash and cash equivalents, which consist of demand deposits and money market accounts.  Investments in ARS are classified as marketable securities and are considered non-current because we have the intent and ability to hold them for more than 12 months.  We may sell these investments prior to maturity, and therefore, we may not realize the full value of these investments. We do not currently earn foreign-source income.

As a result of our $55 million Credit Agreement with CIT, we will be exposed to market risk from changes in interest rates.  At our option, borrowings under our credit facility will bear interest at (i) LIBOR plus an applicable margin equal to 4.00% or (ii) a base rate equal to the greater of (a) JP Morgan Chase Bank’s prime rate and (b) the Federal Funds rate plus 0.50%, plus, in the case of (a) and (b), an applicable margin equal to 3.00%.  Our LIBOR contracts will vary in length from 30 to 180 days.  Adverse changes in short term interest rates could affect our overall borrowing rate when contracts are renewed.  We are required to maintain interest rate protection in connection with our variable rate borrowings associated with our term loan.  We manage the risk of interest rate variability through the use of a derivative financial instrument designed to hedge potential changes in variable interest rates.  We use an interest rate cap contract for this purpose.  At September 30, 2008, we had an interest rate cap contract outstanding with a notional amount of $17.5 million that expires in April 2011.  Through this contract, we have capped the LIBOR component of our interest rate at 5%.  As of September 30, 2008, the three-month LIBOR rate was 4.0525%.  Assuming the maximum amount outstanding on our term loan and revolving credit facility with CIT, a 1% change in interest rates would result in additional annual interest expense of $350,000 under the term loan and $200,000 under the revolving credit agreement.

Other Market Risk

With the recent liquidity issues experienced in the global credit and capital markets, $2.2 million of our auction rate securities have experienced multiple failed auctions since early 2008.  It is our intent to hold the $2.2 million until liquidity is restored.  Based on an assessment of fair value as of September 30, 2008, we have recorded an unrealized impairment charge of $60,000 ($36,000, net of tax) on these securities.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As disclosed in this Quarterly Report on Form 10-Q, we acquired Biomed America, Inc. on April 4, 2008, and we are in the process of assessing a plan of integration for its operations.

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

The price we receive for our products depends primarily on the reimbursement rates paid by government and private payors.  In 2007, we generated approximately 64% of our net sales from patients who rely on Medicaid, ADAP and Medicare (excluding Part D, which is administered through private payor sources) for reimbursement.  For the nine months ended September 30, 2008, approximately 59% of our revenues came from Medicaid, ADAP and Medicare (excluding Part D, which is administered through private payor sources).  In recent years, these programs have reduced reimbursement to providers.  Changes to the programs themselves, the amounts the programs pay, or coverage limitations established by the programs for the medications we sell, may reduce our earnings.  For example, these programs could revise their pricing methodology for the medications we sell, decide not to cover certain medications or cover only a certain number of units prescribed within a specified time period.  We are likely to experience some form of revised drug pricing, as ADAP and Medicaid expenditures for our medications, especially those for HIV/AIDS, have garnered significant attention from government agencies during the past few years.  Any reduction in amounts reimbursable by government programs for our products and services or changes in regulations governing such reimbursements could harm our business, financial condition and results of operations.  In addition, if we are disqualified from participating in the state Medicaid programs of New York, New Jersey, California, Pennsylvania, Texas, Kansas, Florida, Washington, Connecticut, Missouri, Oregon or Tennessee, our net sales and our ability to maintain profitability would be significantly reduced.

  Effective July 1, 2008, the California legislature approved a 10% reduction in the reimbursement to providers paid under Medi-Cal until March 2009, after which the reimbursement rate cut will be reduced to 5%.  The 10% reduction, which was initiated as part of the fiscal 2009 state budget setting process, became effective July 1, 2008 and included reduced reimbursement for prescription drugs.  On August 18, 2008, the U.S. District Court issued a preliminary injunction to halt certain portions of the 10% payment reduction, including the reductions related to prescription drugs.  In response to this ruling, the DHCS eliminated the 10% payment reduction, effective September 5, 2008.  The DHCS also announced that corrections to previously adjudicated claims for dates of service on or after August 18, 2008 will be reprocessed at rates in effect prior to the cuts.    The State of California has filed an appeal of the preliminary injunction with the Ninth Circuit Court of Appeals.

The California State budget, which was recently signed into law, includes the 10% reduction in Medi-Cal provider reimbursement rates.  The budget also includes a provision to extend the California Pilot Program until June 30, 2009.  Based on the results for the Specialty HIV business for the nine months ended September 30, 2008 and the results for the Specialty Infusion business for the six months ended September 30, 2008, our annualized net sales from the Medi-Cal program is approximately $69 million, or 20% of our total annualized net sales.  In addition, despite the current injunction, a 5% reduction in Medi-Cal reimbursement rates will go into effect in March 2009.  These rate reductions would have a material adverse effect on our operations, financial condition and financial results.

We have been advised by the Office of the Medicaid Inspector General for the State of New York, which we refer to as the NY State Auditors, in a letter dated August 21, 2008, that the NY State Auditors will conduct a review of the records that support our billings to the New York Medicaid program.  This routine audit is expected to begin within the next few months and, based on preliminary meetings with the NY State Auditors, we believe the period under review will be for the years 2004 through 2007.  Although we believe that our records support our New York Medicaid billings, if the audit were to have a negative outcome, we could be required to make reimbursement repayments, which could have an adverse effect on our results of operations.

The federal Medicare program pays for some of our products under Part B, which unlike the outpatient drug benefit (Part D) administered through private payor sources, is administered by the fee-for-service program through local contractors.  Part B drugs and biologicals are paid based on an average sales price, or ASP, methodology, plus 6% (if administered in physician offices) or 5% (if administered in hospital outpatient departments).  Part B covers blood clotting factor and IVIG, which each receive a separate payment in addition to the applicable ASP.  For instance, Medicare pays a separate per unit furnishing fee for blood clotting factor.  Previously, for IVIG, Medicare paid a pre-administration fee in the hospital outpatient department and physician office settings.  However, in November 2008, the pre-administration fees were discontinued for IVIG in both settings.

On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, was enacted, requiring the Secretary of Health and Human Services by plan year 2010, to designate drugs that would fall into a “protected class.”  This designation limits the use of cost containment tools that can be imposed by Part D plan sponsors.  Although unlikely, HIV/AIDS drugs may not be designated by the Secretary as a protected class of drugs, which could result in the imposition of cost containment measures that would reduce access to our drugs.

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

In 2004, California approved the California Pilot Program, which provides additional reimbursement for HIV/AIDS medications for up to ten qualified pharmacies.  We own two of the ten pharmacies that qualified for this program.  The California Pilot Program has been renewed until June 30, 2009.  However, we can offer no assurance that the California legislature will approve continued premium reimbursement after June 30, 2009.

We have also qualified as a specialty HIV pharmacy in New York that makes us eligible to receive preferred reimbursement rates for HIV/AIDs medications.  However, our continuing qualification for specialized HIV pharmacy reimbursement in New York is dependent upon our recertification every two years by the Department of Health in New York as an approved HIV pharmacy.  We were certified through September 2008 and we expect to receive recertification in New York.  However, there can be no assurance that we will obtain our recertification in New York, and if we do not receive recertification in New York, our net sales and profit would be adversely affected.

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

Downturns in the general economy and restrictions in the credit markets may result in reduced reimbursement rates and negatively impact our access to financing sources.

Worldwide economic conditions and the international credit markets have recently significantly deteriorated and may remain depressed for the foreseeable future.  While sales of our products are not typically sensitive to general declines in U.S. and regional economies, the downturn in the economy may lead to reductions in reimbursement rates by government and private payors.  General economic downturns, which may cause erosion in the tax base and restrictions on state governments’ ability to obtain financing, could result in reimbursement rate cuts from governmental payors.  In addition, the restrictions in the credit markets could make it more difficult for us to replace our current credit facility or obtain additional financing, if needed.

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

In January of 2006, the Deficit Reduction Act of 2005, or the Reduction Act, made changes to the federal upper limit, or FUL, for multiple source drugs such as generics.  Payments to pharmacies for Medicaid-covered outpatient prescription drugs are set by the states.  Federal reimbursement to states for the federal share of those payments is subject to the FUL ceiling.  While the Reduction Act required the FUL for multiple source drugs to be 250% of the average manufacturer price, or AMP, as of January 1, 2007, MIPPA, which was enacted on July 15, 2008, delayed the implementation of this AMP-based methodology for calculating FULs until October 1, 2009.  Until that time, FULs will be calculated at an amount equal to 150% of the published price for the least costly therapeutic alternative.

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

The first publication of AMP data and the resulting FULs was scheduled to occur in December of 2007.  However, on December 19, 2007, the National Association of Chain Drug Stores, or NACDS, and the National Community Pharmacists’ Association, or NCPA, sought and were granted a preliminary injunction in U.S. District Court, which halted CMS’ implementation of its AMP regulations and the posting of any AMP data.  In their complaint, the two pharmacy groups allege that the AMP regulations go beyond what Congress intended when it passed the Social Security Act.  Specifically, the lawsuit alleges that (1) in defining AMP, CMS included categories of drug sales that exceeded the plain language of the Social Security Act, and (2) CMS’ definition of multiple source drugs is impermissibly broad and, in some respects, contrary to the Social Security Act.  On March 14, 2008, CMS issued an interim final rule revising its definition of multiple source drug to address an issue raised in the NACDS/NCPA lawsuit.  On October 7, 2008, CMS published its final rule on the definition of multiple source drug.  NACDS and NCPA have thirty days from the issuance of this rule to either dismiss their claims related to interim final version of this rule or to move to amend their complaint to challenge the final version of this rule.  At this time, the preliminary injunction remains in effect.  The scheduling conference for this case is set for January 5, 2009.

We cannot predict the outcome of the NACDS/NCPA case.  If the preliminary injunction is lifted and CMS is ultimately allowed to implement the AMP regulations after the delay imposed by MIPPA expires on September 30, 2009, the AMP final regulations could adversely impact our revenues.  We continue to review the potential impact that the Reduction Act and the AMP regulations may have on our business and are not yet in a position to fully assess their impact on our business or profitability.  However, the use of AMP in the FUL may have the effect of reducing the reimbursement rates for certain medications that we currently dispense or may dispense in the future.  Further, while states are not required to use AMP to set payment amounts, states may elect to base all Medicaid pharmacy reimbursement on AMP instead of other published prices on which they have historically based Medicaid pharmacy reimbursement, such as the average wholesale price, or AWP.  If the individual states make this decision, it may also have the effect of reducing the reimbursement rates for certain medications that we currently dispense or may dispense in the future.

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

Our debt may limit our operating flexibility.

Our Credit Agreement with CIT requires us to maintain certain financial ratios and covenants that, among other things, restrict our ability to take specific actions, even if we believe such actions are within the Company’s best interest. Potential effects of our debt on our future operations include, among others:

•	We must dedicate a portion of our cash flow from operations to the repayment of our debt, which restricts the cash flow available to us for other purposes;

•
Our debt covenants may limit our flexibility in planning for and reacting to changes in our business and our industry, including acquisition opportunities, which may place us at a competitive disadvantage;

•
We are limited by our debt covenants in our ability to obtain additional financing, which we may need for working capital, capital expenditures, potential acquisitions, or other general corporate purposes;

•	We are more vulnerable to adverse economic and industry conditions.

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

Drug pricing and the validity of AWP continues to be a focus of litigation and governmental investigations.  The case of New England Carpenters Health Benefits Fund, et al. v. First DataBank, Inc. et al., D. Mass., No. 1:05-CV-11148-PBS, is a 2005 civil class action brought against the most widely used publisher of AWP, First DataBank, or FDB.  As part of a proposed settlement in the case, FDB agreed to reduce the reported AWP of over 8,000 National Drug Codes, or NDCs, by 4%.  Although the proposed settlement received preliminary court approval, it was denied final court approval.  In May 2008, an amended settlement was submitted to the court for review.  This settlement would require FDB to adjust its AWP reporting for 1,356 NDCs by reducing the markup to 1.2 times the wholesale average cost.  FDB would be required to implement the changes within 90 days of the court’s approval.  In July 2008, the court preliminarily approved the amended settlement subject to further consideration at a fairness hearing scheduled for December.  We cannot predict the outcome of this case or, if any settlement is approved, the precise timing of any of the proposed AWP reductions. If approved, the proposed settlement is likely to reduce the price paid to us for medications we dispense, and this would have a material adverse effect on our results of operations.

Drug manufacturers have faced similar lawsuits relating to AWP pricing arrangements.  The state of Alabama filed a lawsuit against 73 drug manufactures in Alabama v. Abbott Laboratories, Ala. Cir. Ct., No. 05-219, for allegedly raising the cost of drugs to the Alabama Medicaid program through their reporting of AWP.  In connection with one of these suits in February 2008, the court issued a verdict against AstraZeneca, ordering that the company pay $215 million in compensatory and punitive damages for allegedly inflating drug prices.  As of July 2008, the state had won three of the 72 lawsuits and settled another two suits.

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

Payments to pharmacies for Medicaid-covered outpatient prescription drugs are set by the states, and most state Medicaid programs now pay substantially less than the AWP for the prescription drugs we dispense.  In addition, federal reimbursement to states for the federal share of those payments is subject to the FUL.  The Reduction Act changed the FUL for multiple source drugs to 250% of the AMP as of January 1, 2007.  However MIPPA, which was enacted on July 15, 2008, delayed until October 1, 2009 the implementation of this AMP-based methodology for calculating FULs.  Therefore, until October 1, 2009, FULs be calculated at an amount equal to 150% of the published price for the least costly therapeutic alternative.

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

The first publication of AMP data and the resulting FULs was scheduled to occur in December of 2007.  However, on December 19, 2007, the NACDS and the NCPA sought and were granted a preliminary injunction in the U.S. District Court, which halted CMS’ implementation of its AMP regulations and the posting of any AMP data.  In their complaint, the two pharmacy groups allege that the AMP regulations go beyond what Congress intended when it passed the Social Security Act.  Specifically, the lawsuit alleges that (1) in defining AMP, CMS included categories of drug sales that exceeded the plain language of the Social Security Act, and (2) CMS’ definition of multiple source drugs is impermissibly broad and, in some respects, contrary to the Social Security Act.  On March 14, 2008, CMS issued an interim final rule revising its definition of multiple source drug to address an issue raised in the NACDS/NCPA lawsuit.  On October 7, 2008, CMS published its final rule on the definition of multiple source drug. NACDS and NCPA have thirty days from the issuance of this rule to either dismiss their claims relating to the interim final version of this rule or to move to amend their complaint to challenge the final version of this rule.  At this time, the preliminary injunction remains in effect. The scheduling conference for this case is set for January 5, 2009.

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

Date: November 6, 2008
ALLION HEALTHCARE, INC.

By:	/s/ Russell J. Fichera
Russell J. Fichera
Chief Financial Officer (Principal Financial and Accounting Officer)