Form 10-K
period 2008-12-31
ALLION HEALTHCARE INC
filed 2009-03-09
CIK 847935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-17821

ALLION HEALTHCARE, INC.
(Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2962027 (I.R.S. Employer Identification No.)

1660 Walt Whitman Road, Suite 105, Melville, New York 11747
(Address of principal executive offices)

Registrant’s telephone number: (631) 547-6520

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the registrant’s common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $145,144,590.

The number of shares of the registrant’s common stock outstanding as of March 2, 2009 was 26,043,684.

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Specifically, this Annual Report on Form 10-K contains, among others, forward-looking statements regarding:

•	The impact of changes in reimbursement rates on our results of operations, including the impact of the California Medi-Cal reductions;

•	The impact of any repayment obligations resulting from the New York State Medicaid audit;

•	Our repayment obligations from the denial of our Medi-Cal change of ownership application and our ability to obtain contribution for any such repayment obligations from the former owners of Biomed America, Inc., or Biomed;

•	The impact of litigation on our financial condition and results of operations and our ability to defend against and prosecute such litigation;

•	The impact of recent accounting pronouncements on our results of operations or financial position;

•	The timing of our receipt of third-party reimbursement;

•	The types of instruments in which we invest and the extent of interest rate risks we face;

•	Our ability to satisfy our capital requirements needs with our revenues;

•	The continuation of premium reimbursement in California and New York;

•	Growth opportunities from our merger with Biomed;

•	The sufficiency of the supply of drugs and inventory on hand to meet the demand for our business;

•	The satisfaction of our minimum purchase obligations under our agreement with AmerisourceBergen Drug Corporation;

•	Our ability to sell auction-rate securities; and

•	Our ability to operate profitably and grow our company, including through acquisition opportunities.

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

OVERVIEW

We are a national provider of specialty pharmacy and disease management services focused on HIV/AIDS patients, as well as specialized biopharmaceutical medications and services for chronically ill patients. We work closely with physicians, nurses, clinics and AIDS Service Organizations, or ASOs, and with government and private payors to improve clinical outcomes and reduce treatment costs for our patients. We believe that the combination of services we offer to patients, healthcare providers, and payors makes us an attractive source of specialty pharmacy and disease management services, contributes to better clinical outcomes and reduces overall healthcare costs.

We operate our business as two reporting segments. Our Specialty HIV division distributes medications, ancillary drugs, and nutritional supplies under our trade name MOMS Pharmacy. Our Specialty Infusion division, acquired in April 2008, focuses on providing specialty biopharmaceutical medications under the name Biomed. Biomed provides services for intravenous immunoglobulin, blood clotting factor, and other therapies for patients living with chronic diseases.

Our revenues, all of which we derive from sales in the United States, were $340.7 million, $246.7 million and $209.5 million for the years ended December 31, 2008, 2007, and 2006, respectively. Our net income was $7.5 million, $3.3 million and $3.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our total assets, all of which are located in the United States, were $271.0 million, $126.6 million and $121.6 million at December 31, 2008, 2007 and 2006, respectively. Please refer to Note 20 of the notes to our Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report of Form 10-K for information on reporting segments.

Our Specialty HIV services include the following:

•	Specialized MOMSPak prescription packaging that helps reduce patient error associated with complex multi-drug regimens, which require multiple drugs to be taken at varying doses and schedules;

•	Reimbursement experience that assists patients and healthcare providers with the complex reimbursement processes of Medicaid and other state-administered programs, such as the AIDS Drug Assistance Program, or ADAP, that many of our HIV/AIDS patients rely on for payment;

•	Arrangement for the timely delivery of medications in a discreet and convenient manner as directed by our patients or their physicians;

•	Specialized pharmacists who consult with patients, physicians, nurses and ASOs to provide education, counseling, treatment coordination, clinical information and compliance monitoring; and

•	Information systems that make the provision of clinical data and the transmission of prescriptions more efficient and accurate.

We have grown our Specialty HIV business primarily by acquiring other specialty pharmacies and expanding our existing business. Since the beginning of 2003, we have acquired seven specialty pharmacies in California and two specialty pharmacies in New York. We have generated internal growth primarily by increasing the number of patients we serve. In addition, our business has grown as the price of HIV/AIDS medications has increased. In December 2007, we opened our first satellite pharmacy in Oakland, California. In October 2008, we opened a new satellite pharmacy affiliated with the Lifelong AIDS Alliance, a leading provider of practical support services and advocacy for those with HIV/AIDS in Washington State. We will continue to evaluate acquisitions, strategic affiliations with ASOs, and satellite locations and expand our existing Specialty HIV business as opportunities arise or circumstances warrant.

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

Our Specialty Infusion business derives revenues primarily from the sale of drugs to patients and focuses almost exclusively on a limited number of complex and expensive drugs. Our Specialty Infusion division principally provides specialty pharmacy and disease management services to patients with the following conditions: Hemophilia, Autoimmune Disorders/Neuropathies, Primary Immunodefiency Diseases (PID), Respiratory Syncytial Virus (RSV), and HIV/AIDS. The following table represents the percentage of total revenues our Specialty Infusion division generated from sales of the products used to treat the conditions described above:

Therapy Products	Therapy Mix(2)

Blood Clotting Factor	60.0%
IVIG(1)	34.0%
Other	6.0%

Total	100.0%

(1)	Intravenous immunoglobulin.

(2)	Based on revenue for the nine months ended December 31, 2008, after we acquired the Specialty Infusion business on April 4, 2008.

GEOGRAPHIC FOOTPRINT

As of December 31, 2008, our Specialty HIV division operated twelve pharmacy locations, strategically located in California (seven separate locations), New York (two separate locations), Washington (two separate locations) and Florida to serve major metropolitan areas where high concentrations of HIV/AIDS patients reside. In discussing our results of operations for our Specialty HIV segment, we address changes in the net sales contributed by each of these regional pharmacy locations because we believe this provides a meaningful indication of the historical performance of our business.

As of December 31, 2008, our Specialty Infusion division operated six locations in Kansas, California, Florida, Pennsylvania, New York and Texas and is licensed to dispense drugs in over 40 states.

SPECIALTY HIV DIVISION

Our Specialty HIV Division offers specialty pharmacy and disease management services to assist patients, healthcare providers, and payors in managing HIV/AIDS.

HIV/AIDS

Human Immunodeficiency Virus, commonly known as HIV, is the virus that causes Acquired Immune Deficiency Syndrome, commonly known as AIDS. The World Health Organization, or WHO, and the Joint United Nations Programme on HIV/AIDS, or UNAIDS, report that as many as two million individuals living in the United States as of the end of 2005 were infected with HIV/AIDS. Of this number, between 400,000 and 500,000 were receiving HIV/AIDS medications, according to the Cleveland Journal of Medicine. A report by the Centers for Disease Control and Prevention, or the CDC, estimates that over 44,000 additional people were diagnosed with HIV/AIDS in the United States in 2007.

The demographic profile of HIV/AIDS patients has shifted since the disease was first diagnosed in 1981. Many HIV/AIDS patients now live in the inner-city of major metropolitan areas and depend on government programs to pay for the medications used to treat HIV/AIDS. Our pharmacies are located in or near metropolitan areas in those states — New York, California, Florida, and Washington — where, according to the CDC, a majority of HIV/AIDS patients live in the United States.

The current standard of care for the treatment of HIV/AIDS involves complex treatment regimens of multiple drugs, or multi-drug regimens, that predominantly consist of oral medications taken by a patient multiple times a day, typically outside a clinical setting. Anti-retroviral drugs are medications for the treatment of infection by retroviruses, primarily HIV. Different classes of anti-retroviral drugs act at different stages of the HIV life cycle. Combinations of several (typically three or four) anti-retroviral drugs are known as Highly Active Anti-Retroviral Therapy. The number of medications and varying dosages and schedules often confuse and overwhelm patients. As a result, many patients lose confidence in their ability to adhere to their drug regimens and simply stop taking their HIV/AIDS medications, while others lose track of which doses they have taken or inadvertently miss a dose. Alcohol and illicit drug use are also factors causing non-compliance. Poor adherence or even slight or occasional deviations from a prescribed regimen can reduce the potency of therapy and lead to viral resistance. Once resistance has developed in a patient, success rates of other HIV medications are often limited, particularly if the patient’s adherence issues are not resolved, and treatment options become greatly limited. Studies reported by the AIDS Research Institute on adherence within the HIV/AIDS population have shown that if a patient does not take at least 95% of his or her medication doses as prescribed, the medication may become ineffective or the patient may develop drug resistance to the medication. Given the ability of HIV to mutate rapidly in the absence of anti-retroviral medication, taking a multi-drug regimen exactly as prescribed, without missing or reducing doses, is critical to effective treatment.

In the United States, HIV/AIDS-associated morbidity and mortality rates have declined significantly due to combination therapies, which combine multiple HIV drugs into a single medication. Before combination therapies, 48% of adults infected with HIV who were diagnosed with AIDS within 10 years of infection died after 10 years of infection, according to the U.S. Department of Health and Human Services. After increasing every year between 1987 and 1994 at an average annual rate of 16%, AIDS mortality in the United States leveled off in 1995 and has since decreased, according to the CDC. The CDC reports that, in 1995, 19% of people living with AIDS in the United States died, as compared to 3% in 2007. While HIV/AIDS remains life threatening, healthcare providers increasingly treat HIV/AIDS as a long-term chronic disease.

We are one of only a few specialty pharmacy and disease management service companies that primarily serve HIV/AIDS patients. Despite the special needs of the HIV/AIDS infected population, few national and regional pharmacies have focused on this patient population. Most of the pharmacies serving this market are local or small regional providers located in a single urban market. These pharmacies often do not have the resources or sophistication to provide the HIV/AIDS specialty pharmacy and disease management services required by patients, healthcare providers and payors to maximize adherence to the treatment regimen. We also believe that neither retail pharmacies nor mail order pharmacies offer the range of specialty pharmacy and disease management services we provide.

Products and Services

We sell HIV/AIDS medications, ancillary drugs and nutritional supplies. Patients or physicians generally initiate the prescription process by contacting us on our toll-free telephone number or through our facsimile number. If requested by a patient, one of our pharmacists may contact the patient’s physician directly to obtain prescription information. Some clinics have medication drop-off boxes in which physicians also may leave prescriptions for us to fill. Our pharmacists are required to validate and verify the completeness of each prescription, answer questions and, if appropriate, help coordinate support and training for patients. As soon as we receive a prescription, we also seek approval for reimbursement from the payor. Once the prescription is verified and we have received authorization from the patient’s insurance company or state insurance program, the order is filled, shipped and delivered. Patients also have the option to pick up their medications at our pharmacies.

We have designed our services to meet the following challenges, which are of particular importance to HIV/AIDS patients, healthcare providers and payors:

Adherence

Packaging.  We have designed our services to improve patient adherence to complex multi-drug regimens. We dispense prescribed medications in a customized dose-by-dose package called a MOMSPak. We also dispense medications in pre-filled pillboxes at the patient’s request. Our customized packaging provides increased convenience to the patient and enhances patient adherence to complex multi-drug regimens.

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

Reimbursement Management

We have experience with the complex reimbursement processes of, and collection of payment from, Medicaid and ADAP. As a result, we are able to manage efficiently the process of checking reimbursement eligibility, receiving authorization, adjudicating claims and confirming receipt of payment.

We work with government and private payors to obtain appropriate reimbursement. Our billing and reimbursement specialists typically secure pre-approval from a payor before any shipment of medications and also review issues such as pre-certification or other prior approval requirements, lifetime limits, pre-existing condition clauses and the availability of special state programs. Because the majority of our prescriptions are adjudicated through electronic submission, we are reasonably certain at the time we ship medications that we will receive payment from the payor.

Due to the high cost and extended duration of the treatment of HIV/AIDS, the availability of adequate health insurance is an ongoing concern for our patients and their families. We work closely with physicians and our patients to monitor coverage reductions or termination dates. Because of our ability to facilitate reimbursement from government and private payors, in many cases, we provide prescription medications to patients at lower initial out-of-pocket costs than they might obtain from other sources.

The two largest HIV/AIDS markets in the United States — California and New York — have established specialized Medicaid reimbursement for HIV/AIDS medications. In 2004, California approved a three-year HIV/AIDS Pharmacy Pilot Program, which we refer to as the California Pilot Program, which provides higher reimbursement for HIV/AIDS medications for up to ten qualified pharmacies. We own two of the ten pharmacies that qualified for this program. The California Pilot Program has been renewed until June 30, 2009. In New York, we qualify for a higher reimbursement rate than the current standard reimbursement rates of the state-mandated Medicaid program. Our continuing qualification for the higher reimbursement rate is dependent on recertification every two years by the New York State Department of Health as an approved specialized HIV pharmacy. We have been notified that the New York program has been extended through September 2009, and we are awaiting recertification.

Disease Management

The medications we distribute to our patients require timely delivery, may require temperature-maintained distribution, and very often require dosage monitoring. Our employees have developed expertise in HIV/AIDS drug treatment that allows them to provide customized care to our patients, and our staff works closely with patient care coordinators to routinely monitor the patient’s care regimen. By focusing on the HIV/AIDS community, we have been able to design our services to help patients better understand and manage their medication needs and schedules.

Upon initiating service, we work closely with the patient and the patient’s physician and other healthcare providers to implement multi-drug regimens and manage the following services:

•	Programs to monitor dosage compliance and outcomes;

•	Clinical information and consultation regarding the patient’s illness, medications being used and treatment regimens;

•	Educational information on the patient’s illness, including advancements in research, technology and combination therapies;

•	Assistance in setting realistic expectations for a patient’s therapy, including challenges with adherence, and with anticipated outcomes and side effects;

•	Systems for inventory management and record keeping for patients; and

•	Assistance in coordinating treatment outside of the home or hospital setting.

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

Information Systems

We utilize information systems that enable us to effectively manage patients with HIV/AIDS. We have licensed the OPUS-ISM pharmacy information system to manage the prescription process, and oversee patient adherence and for in-house billing. We have also developed an interface between our pharmacy information system and the MOMSPak automated packaging system that allows for the efficient processing of prescriptions.

Relationships with Pharmaceutical Companies

We actively pursue marketing and other business relationships with pharmaceutical manufacturers. We look to work with manufacturers of the leading HIV/AIDS medications to enhance their awareness of our services and to benefit from their significant sales teams and marketing efforts. The HIV/AIDS sales teams at pharmaceutical companies regularly make sales calls on the leading prescribers of HIV/AIDS medications. Because these sales teams are aware of our products and services, they are in a position to inform the leading prescribers about the benefits we offer and increase our visibility in the market.

We have also entered into a specialized services agreement with Roche Laboratories Inc., or Roche, to receive product pricing discounts, and we have agreed to provide Roche with blind patient data with respect to FUZEON, an HIV medication manufactured by Roche. We believe that Roche has entered into this type of agreement with only a limited number of pharmacies. Standards are provided under the Health Insurance Portability and Accountability Act of 1966, or HIPAA, regulations for removing all individually identifiable health information in order to produce de-identified data that may be transferred without obtaining the patient’s authorization. Although we have implemented certain privacy protections for the sharing of this data under HIPAA privacy regulations, any failure to comply with all of the HIPAA requirements could subject us to enforcement actions, including civil and criminal penalties. See Item 1. Business — Privacy and Confidentiality; Electronic Transactions and Security in this Annual Report on Form 10-K for a further discussion of the regulations pertaining to the sharing of such patient data under HIPAA.

On November 8, 2007, we signed an exclusive distribution agreement with Galea Life Sciences for Nutraplete, the first therapeutic dietary supplement designed specifically for people living with HIV/AIDS. We intend to distribute Nutraplete at each of our pharmacy locations.

SPECIALTY INFUSION DIVISION

Our Specialty Infusion business principally provides specialty pharmacy and disease management services to chronically ill patients with the following conditions: Bleeding Disorders (Hemophilia), Autoimmune Disorders (Chronic Inflammatory Demyelinating Polyneuropathy, or CIPD, Myasthenia Gravis, Guillain-Barre and Multiple Sclerosis), Primary Immunodeficiency Diseases, or PID, Respiratory Syncytial Virus, or RSV, and HIV/AIDS.

Hemophilia

Hemophilia is a rare, genetic, lifelong bleeding disorder that prevents the blood from clotting normally. Hemophilia results from a deficient protein known as a blood clotting factor. There are two major types of hemophilia: hemophilia A (factor VIII deficiency) and hemophilia B (factor IX deficiency). Hemophilia A occurs in one out of every 5,000 male babies born; Hemophilia B is less common, occurring in one out of every 30,000 male babies born. Currently, there is no cure for hemophilia.

Hemophilia is generally treated by clotting factor replacement therapy. Clotting factors may be injected on a regular basis (two or three times a week) to prevent bleeding episodes, or on an as-needed basis. Patients with severe hemophilia may also have their factor therapy administered prophylactically to maintain high enough circulating factor levels to minimize the risk of bleeding. Clotting factor replacement therapy may be administered by the patient, his or her family members or by a medical professional.

Autoimmune Disorders and Primary Immunodeficiency Diseases

We currently treat several autoimmune disorders in our Specialty Infusion Division, including the following:

•	CIPD, which is a neurological disorder characterized by progressive weakness and impaired sensory function in the legs and arms. CIPD may be treated with corticosteroids such as prednisone, through plasmapheresis (plasma exchange) or through immunoglobulin, or IVIG, therapy.

•	Myasthenia Gravis, or MG, which is a chronic autoimmune neuromuscular disorder that is characterized by fluctuating weakness of the voluntary muscle groups. There is no known cure for MG but it may be treated through medications, including IVIG therapy, corticosteroids and anticholinesterase agents, through a thymectomy (surgical removal of the thymus gland) or through plasmapheresis.

•	Guillain-Barre syndrome is an uncommon inflammatory disorder in which a person’s own immune system attacks his or her nerves, typically causing severe weakness and numbness in the legs and arms. Eventually a person’s whole body may become paralyzed, including the muscles used for breathing. No cure exists for this disorder, but several treatments can ease the symptoms and reduce the duration of the illness. The two main treatments for Guillain-Barre syndrome are IVIG therapy and plasmapheresis.

•	Multiple Sclerosis, or MS, is a chronic, often disabling disease that attacks the central nervous system. Symptoms of MS may be mild, such as numbness in the limbs, or severe, such as paralysis or loss of vision. A person with MS will have symptoms of the disease that range from relapsing remitting, where symptoms fade and then return off and on for years, to progressive relapsing, where symptoms steadily worsen throughout a person’s life. MS is generally treated with interferon beta drugs.

•	Primary Immunodeficiency Diseases, or PID, are a group of disorders caused by an absence or malfunction of a component of the immune system (such as common variable immune deficiency, or CVID). The component most often missing or malfunctioning is antibodies or immunoglobulins. Due to the lack of antibodies these patients have an increased susceptibility to life-threatening infections and chronic lung disease. IVIG treatment replaces the antibodies missing or malfunctioning. Currently, there is no available alternative therapy.

RSV

RSV is a major cause of respiratory illness in young children. RSV causes infections of the lungs and breathing passages. RSV is also the most common cause of pneumonia and bronchiolitis in infants and children. To prevent RSV, at-risk children may be treated with Synagis®. Synagis® is typically administered by intramuscular injection once a month during the RSV season, typically from November to April. As a result of current reimbursement levels, we did not renew our supplier agreement with the manufacturer of Synagis® and we are not currently marketing this product. For 2008, less than 1% of the Specialty Infusion revenues came from servicing RSV patients.

Products and Services

We have designed our services to meet the following needs of patients, healthcare providers and payors serviced through our Specialty Infusion division:

Disease Management and Adherence

Upon initiating service with a patient, we work closely with the patient, the patient’s physicians and case managers to implement the prescribed therapy and complete a plan of care based on a patient’s needs. Patients are assigned a dedicated team consisting of a pharmacist, a nurse coordinator, a reimbursement specialist and customer service representatives. Nursing and pharmacy services are available 24 hours a day/7 days a week. We also ensure next day delivery of all prescribed medications. We focus our efforts on:

•	Developing clinical protocols to safely administer drug therapy;

•	Monitoring compliance and outcomes;

•	Educating and consulting with patients on their disease, drugs being used and treatment regimen;

•	Assisting patients in setting realistic expectations of their disease management;

•	Supporting patients’ families in coordinating back-up care in the event of an acute episode;

•	Providing inventory management and recordkeeping system for patients; and

•	Coordinating treatments outside of patient settings, such as when a patient is traveling.

We believe that these disease management services benefit private and government payors by helping our patients avoid costly episodes that can result from non-adherence to a prescribed treatment protocol. Improved patient adherence avoids costs for the payor by reducing the incidence of physician intervention, hospitalization and emergency room visits.

Reimbursement Management

We have experience with the complex reimbursement processes involved in the treatment of chronic diseases and with the collection of payment from payors. As a result, we are able to manage efficiently the process of checking reimbursement eligibility, receiving authorization, adjudicating claims and confirming receipt of payment.

Our Specialty Infusion reimbursement team has over 30 years of experience in working closely with payors to obtain appropriate reimbursement. Our billing and reimbursement specialists typically secure pre-approval from a payor before any services are provided or medications are shipped and also review issues such as pre-certification or other prior approval requirements, lifetime limits, pre-existing condition clauses and the availability of special state programs. Our Specialty Infusion Division uses an in-house billing and collections software, Amber Rx, which has been specifically designed to meet the needs of the complex payor reimbursement process. Because we obtain pre-approval before any therapy regimen begins, we are reasonably certain that we will receive payment from the payor.

Due to the high cost and lifetime treatment required by the majority of our patients with chronic diseases, the availability of adequate health insurance is an on-going concern for our patients and their families. As a result, we work closely with physicians and our patients to monitor coverage reductions or termination dates.

MARKETING

We intend to expand our Specialty HIV business in the major metropolitan markets where the majority of HIV/AIDS patients live and where we operate. We plan to enhance our existing relationships and create new relationships with HIV/AIDS clinics, hospitals and prescribing physicians through direct sales, outreach programs and community-based education programs. Our Specialty HIV sales team markets to the leading prescribers of HIV/AIDS medications, and we actively pursue relationships with the largest HIV/AIDS clinics, ASOs, and other groups focused on HIV/AIDS.

Our Specialty HIV Division provides services under the trade name of MOMS Pharmacy. We believe MOMS Pharmacy is a recognized brand name within the HIV/AIDS community. Our website, located at www.momspharmacy.com, contains educational material and information of interest for the community, which we use to directly market our products to the HIV/AIDS community and service organizations. We do not intend our Internet address to be an active link in this Annual Report on Form 10-K, and the contents of our website are not a part of this Annual Report on Form 10-K.

We intend to expand our Specialty Infusion business throughout the United States, as chronic diseases are not contained to any specific area or region. We currently operate six pharmacies that are strategically located in California, Florida, Kansas, New York, Pennsylvania and Texas. All of our Specialty Infusion pharmacy locations are licensed in multiple states, and we currently serve patients in over 20 states. We intend to expand this business by understanding and meeting the needs of our patients and our customers and being actively involved with various chronic disease support groups. Our nationwide Specialty Infusion sales force markets our services primarily to physicians, but also targets patients, managed care organizations, hospital discharge planners, nursing agencies, regional medical and transplant centers and hemophilia treatment centers.

SUPPLIERS

Our Specialty HIV division purchases from wholesale distributors the approximately 1,000 branded and generic prescription medications that we use to fill prescriptions for patients. In 2003, we entered into a prime vendor agreement with AmerisourceBergen Drug Corporation, or AmerisourceBergen, to provide us with the HIV/AIDS medications we sell. As part of this agreement, we are obligated to purchase at least 95% of the medications we sell from AmerisourceBergen. In addition, we were obligated to purchase minimum dollar amounts of medications from AmerisourceBergen during the initial term of the agreement, which ended on September 14, 2008. We believe we have met our minimum purchase obligations under this agreement. Although the initial term has expired, the agreement with AmerisourceBergen will continue on a month-to-month basis until either party gives at least ninety days prior written notice to the other party of is intention not to extend the agreement. Pursuant to the terms of a security agreement entered into in connection with the prime vendor agreement, AmerisourceBergen also holds a subordinated security interest in all of our assets.

In the past, we depended on existing credit terms from AmerisourceBergen to meet our working capital needs between the times we purchased medications from AmerisourceBergen and when we received reimbursement or payment from third- party payors. If our position changes and we again have to rely on credit to meet working capital needs but are unable to maintain adequate credit terms from AmerisourceBergen or sufficient financing from third-party lenders, we may not be able to continue to increase the volume of medications we need to fill prescriptions.

Our Specialty Infusion division primarily obtains the medications it dispenses, including blood clotting factor and IVIG, from ASD Healthcare, Cardinal Health, FFF Enterprises, National Health Specialties and Baxter Healthcare Corporation.

COMPETITION

Our industry is highly competitive, fragmented and undergoing consolidation, with many public and private companies focusing on different products or diseases. Each of our competitors provides a different mix of products and services than we do. Some of our current and potential competitors include:

•	Specialty pharmacy distributors such as Medco Health Solutions, Inc., BioScrip, Inc. and Express Scripts, Inc.;

•	Pharmacy benefit management companies such as Medco, Express Scripts and CVS/Caremark Rx, Inc.;

•	Specialty pharmacy divisions of national wholesale drug distributors;

•	Hospital-based pharmacies;

•	Retail pharmacies;

•	Small local infusion providers;

•	Manufacturers that sell their products both to distributors and directly to clinics and physician offices; and

•	Hospital-based care centers and other alternate-site healthcare providers.

Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies have greater name recognition and more established relationships with HIV/AIDS patients and patients with Hemophilia, Autoimmune Disorders, and RSV. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can.

THIRD PARTY REIMBURSEMENT, COST CONTAINMENT AND LEGISLATION

We generate 58% of our net sales from patients who rely on Medicaid, ADAP and Medicare (excluding Part D, which is administered through private payor sources) for reimbursement, which are highly regulated government programs and are subject to frequent changes and cost containment measures. Our reimbursement under Medicare Part D is also indirectly subject to cost containment measures.

Medicaid and ADAP.  Medicaid is a state program partially funded by the federal government. Payments to pharmacies for Medicaid-covered outpatient prescription drugs are set by the states. Federal reimbursement to states for the federal share of those payments is subject to a ceiling called the federal upper limit, or FUL. In recent years, these programs have reduced reimbursement to providers.

Historically, many government payors, including Medicaid and ADAP, paid us, directly or indirectly, for the medications we dispense at average wholesale price, or AWP, or a percentage of AWP. Private payors with whom we may contract also reimburse us for medications at AWP or a percentage of AWP. Federal and state governmental attention has recently focused on the validity of using AWP as the basis for Medicaid medication payments, including payments for HIV/AIDS medications, and most state Medicaid programs now pay substantially less than AWP for the prescription drugs we dispense.

In January of 2006, the Deficit Reduction Act of 2005, or the DRA, made changes to the FUL that is applicable to certain multiple source drugs. While the DRA required the FUL for multiple source drugs to be 250% of the average manufacturer price, or AMP, as of January 1, 2007, the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, which was enacted on July 15, 2008, delayed the implementation of this AMP-based methodology for calculating FULs until October 1, 2009. Until that time, FULs will continue to be calculated at an amount equal to 150% of the published price for the least costly therapeutic alternative.

On July 6, 2007, the Centers for Medicare and Medicaid Services, or CMS, issued final regulations that (1) defined what will be considered a “multiple source drug,” and (2) defined “AMP” by identifying the categories of drug sales that would be used to calculate AMP. In commentary to the final regulations, CMS indicated that it intended to post on the agency’s website the AMPs reported to CMS by manufacturers, in order to implement the DRA’s requirements regarding AMP publication. The final regulations became effective October 1, 2007. While CMS issued the final regulations in a final rule with comment period, CMS has not yet responded to comments submitted to the agency on the rule.

The first publication of AMP data and the resulting FULs was scheduled to occur in December of 2007. However, on December 19, 2007, the National Association of Chain Drug Stores, or NACDS, and the National Community Pharmacists’ Association, or NCPA, sought and were granted a preliminary injunction in U.S. District Court, which halted CMS’ implementation of its AMP regulations and the posting of any AMP data. In their complaint, the two pharmacy groups allege that the AMP regulations go beyond what Congress intended when it passed the Social Security Act. Specifically, the lawsuit alleges, in part, that (1) in defining “AMP,” CMS included categories of drug sales that exceed the plain language of the Social Security Act, and (2) CMS’ definition of “multiple source drugs” is impermissibly broad and, in some respects, contrary to the Social Security Act. On March 14, 2008, CMS issued an interim final rule revising its definition of “multiple source drug” to address an issue raised in the NACDS/NCPA lawsuit. On October 7, 2008, CMS published its final rule on the definition of “multiple source drug,” and on November 5, 2008, NACDS and NCPA filed an amended complaint challenging both the interim and the final versions of this rule (and maintaining their existing challenges to the AMP regulations). At this time, the preliminary injunction remains in effect. The scheduling conference for this case, formerly set for February 25, 2009, has been continued, with the parties directed to advise the court by May 15, 2009 if there is a need for a scheduling conference.

Along with the NACDS/NCPA injunction, MIPPA also delayed certain provisions of this final rule until October 1, 2009. However, if the preliminary injunction is lifted and CMS is ultimately allowed to implement the AMP regulations after the delay imposed by MIPPA expires on September 30, 2009, the AMP final regulations could adversely impact our revenues. We continue to review the potential impact that the DRA and the AMP regulations may have on our business, but we cannot yet fully assess their impact on our business or profitability. However, the use of AMP in the FUL may have the effect of reducing the reimbursement rates for certain medications that we currently dispense or may dispense in the future. Further, while states are not required to use AMP to set payment amounts, states may elect to base all Medicaid pharmacy reimbursement on AMP instead of other published prices on which they have historically based Medicaid pharmacy reimbursement, such as AWP. If the individual states make this decision, it may also have the effect of reducing the reimbursement rates for certain medications that we currently dispense or may dispense in the future. Further the Obama Administration could rescind the AMP regulations and issue new regulations in their place. We cannot predict the content of such regulations, if issued, though any such action could have a significant adverse effect on our business or profitability.

Some states have also adopted alternative pricing methodologies for certain drugs, biologics, and home medical equipment reimbursed under the Medicaid program. In several states, the changes reduced the level of reimbursement we receive for these items. We may experience additional reductions in reimbursement in the future from other changes in reimbursement standards, which could negatively impact our revenues.

In New York, reimbursement rates for pharmacy services provided under Medicaid were reduced in September 2004, in July 2006, in July 2007, and again in July 2008. Under the new reimbursement rate effective July 1, 2008, prescriptions are reimbursed at AWP less 16.25% plus a $3.50 dispensing fee for brand name drugs and AWP less 25% plus a $4.50 dispensing fee for generic drugs. However, approved specialized HIV pharmacies will continue to be reimbursed at AWP less 12% plus the same dispensing fees. The legislation authorizing the more favorable reimbursement rate for approved pharmacies is effective indefinitely, unless changed by further legislation. We have been notified by the Department of Health in New York that we qualify for the specialized HIV pharmacy reimbursement. However, our continuing qualification for specialized HIV pharmacy reimbursement is dependent upon our recertification every two years by the Department of Health in New York as an approved specialized HIV pharmacy. We have been notified that the New York program has been extended through September 2009, and we are awaiting recertification. There can be no assurance that we will obtain our recertification in New York.

As of September 1, 2004, as part of the passage of the California state budget, reimbursement rates were reduced for pharmacy services provided under Medi-Cal, the Medicaid reimbursement program administered in California. Under the reduced reimbursement rate, prescriptions are reimbursed at AWP less 17% plus a $7.25 dispensing fee. The previous reimbursement rate was AWP less 10% with a $4.05 dispensing fee. Subsequently, on September 28, 2004, California approved the California Pilot Program, which provides additional reimbursement for HIV/AIDS medications for up to ten qualified pharmacies. We own two of the ten pharmacies that qualified for this program. The California Pilot Program has been renewed until June 30, 2009.

Effective July 1, 2008, the California legislature approved an additional 10% reduction in the reimbursement to providers paid under Medi-Cal. The 10% reduction, which was initiated as part of the fiscal 2009 state budget setting process included reduced reimbursement for prescription drugs. On August 18, 2008, the U.S. District Court issued a preliminary injunction to halt certain portions of the 10% payment reduction, including the reductions related to prescription drugs. In response to this ruling, the California Department of Health Care Services, or DHCS, eliminated the 10% payment reduction, effective September 5, 2008. DHCS also announced that corrections to previously adjudicated claims for dates of service on or after August 18, 2008 will be reprocessed at rates in effect prior to the cuts. The State of California has filed an appeal of the preliminary injunction with the Ninth Circuit Court of Appeals.

In September 2008, Assembly Bill 1183 was enacted in California, requiring provider payments to be reduced by 1% or 5%, depending upon the provider type, for dates of service on or after March 1, 2009. These reductions will replace the 10% provider payment reductions previously implemented. Based on the results for our Specialty HIV business for the year ended December 31, 2008 and the results for our Specialty Infusion business for the nine months ended December 31, 2008, our annualized net sales for prescription drugs from the Medi-Cal program subject to the 5% and 1% reductions total approximately $58 million and $9 million, respectively, or 16.0% and 2.4% of our total annualized net sales, respectively. On January 16, 2009, Managed Pharmacy Care and other plaintiffs filed a complaint challenging the 5% rate reduction to providers of pharmacy services under Assembly Bill 1183. On February 27, 2009, the U.S. District Court issued a preliminary injunction prohibiting DHCS from implementing the 5% reduction in payments to pharmacies for prescription drugs (including prescription drugs and traditional over-the-counter drugs provided by prescription) provided under the Medi-Cal fee-for-service program. If ultimately implemented, we believe these rate reductions will have a material adverse effect on our operations, financial condition and financial results.

Medicare.  The federal Medicare program pays for some of our products under Part B, which unlike the outpatient drug benefit (Part D) administered through private payor sources, is administered by the fee-for-service program through regional contractors. The Company’s Part B drugs and biologics are paid based on an average sales price, or ASP, methodology, plus 6%. For our Specialty HIV business, Part B reimbursement is available for the nutritional products and supplies we provide; for our Specialty Infusion business, Part B reimbursement is limited to PID disorders such as CVID.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act, or MMA, was signed into law. This complex legislation made many significant structural changes to the federal Medicare program, including, most notably, the establishment of a new Medicare Part D outpatient prescription drug program. Effective January 1, 2006 under the MMA, Medicaid coverage of prescription drugs for

Medicaid beneficiaries who were also eligible for Medicare transitioned to the Medicare program. These beneficiaries, generally referred to as “dual eligibles,” are now enrolled in Medicare prescription drug plans, or PDPs. We have agreements with most of these PDPs to provide prescription drugs to dual eligible beneficiaries that are our patients. Typically, PDPs provide a lower reimbursement rate than the rates we received from the Medicaid programs. In December 2008, approximately 20.3% of our HIV/AIDS patients received coverage under a PDP.

On July 15, 2008, MIPPA was enacted, requiring the Secretary of the Department of Health and Human Services, or DHHS, by plan year 2010 to designate drugs that would fall into a “protected class.” This designation limits the use of cost containment tools that can be imposed by Part D plan sponsors. On January 15, 2009, CMS issued interim final regulations, effective January 16, 2009, implementing these MIPPA provisions and providing that for plan year 2010, the six existing protected classes (which include HIV/AIDS drugs) would continue to apply to Part D plan sponsors, and that for plan years 2011 and beyond, CMS will use the notice-and-comment rulemaking process if it makes any modifications to the protected classes. Although unlikely, it is possible that for plan year 2011 or beyond, CMS might propose the removal of HIV/AIDS drugs from the set of protected classes — a policy that, if finalized, could result in the imposition of cost containment measures that would reduce access to our drugs.

Medicare Part D may not continue to cover all medications we dispense for persons with HIV/AIDS or chronic diseases. State Medicaid programs may, at their discretion, provide coverage for medications not covered by Medicare Part D, but we have no assurance that they will do so. In addition, ADAP provides payment for certain items and services not covered by Medicare Part D. ADAP can cover Medicare PDP premiums, deductibles, coinsurance and co-pays. We work with the various state ADAP and Medicaid programs to ensure coverage of our drugs, when possible.

Another section of MIPPA changed the way certain low income beneficiaries will be affected by cost sharing requirements. Under this provision, effective January 1, 2010, special needs plans (a type of Medicare Advantage, or MA, plan) serving beneficiaries eligible for full benefits under Medicaid, or for limited benefits under the Qualified Medicare Beneficiary program, will be prohibited from charging cost-sharing amounts, such as deductibles and co-payments, in excess of what would be permitted under Medicaid. This limitation on cost-sharing amounts could reduce the amount we collect for drugs in these instances.

Cost containment initiatives are a primary trend in the U.S. healthcare industry. The increasing prevalence of managed care, centralized purchasing decisions, consolidation among and integration of healthcare providers, and competition for patients has affected and continues to affect pricing, purchasing, and usage patterns in healthcare. Continued efforts by payors to eliminate, contain or reduce costs through coverage exclusions, lower reimbursement rates, greater claims scrutiny, closed provider panels, restrictions on required formularies, mandatory use of generics, limitations on payments in certain therapeutic drug categories, claim delays or denials and other similar measures could erode our profit margins or materially harm our results of operations. We can offer no assurance that payments under governmental and private third-party payor programs will be timely or will remain at rates similar to present levels.

GOVERNMENT REGULATION

Marketing, repackaging, dispensing, selling, and purchasing drugs are all highly regulated and regularly scrutinized by state and federal government agencies for compliance with laws and regulations governing a variety of issues, including:

•	Inducements for patient referrals;

•	Manufacturer-calculated and -reported AWP and ASP amounts;

•	Joint ventures and management agreements;

•	Referrals from physicians with whom we have a financial relationship;

•	Professional licensure;

•	Repackaging, storing, and distributing prescription pharmaceuticals;

•	Incentives to patients; and

•	Product discounts.

The laws and regulations governing these issues are very complex and generally broad in scope, often resulting in differing interpretations and inconsistent court decisions. We believe that we currently comply, and intend to continue to comply, in all material respects with all laws and regulations with respect to our operations and conduct of business. However, the application of complex standards to the operation of our business creates areas of uncertainty, and there can be no assurance that all of our business practices would be interpreted by the appropriate regulatory agency to be in compliance in all respects with the applicable requirements. Any failure or alleged failure to comply with applicable laws and regulations could have a material adverse effect on our business.

Moreover, regulation of the healthcare industry frequently changes. We are unable to predict or determine the future course of federal, state and local regulation, legislation or enforcement or what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what effect any such legislation or regulation might have on us. We cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business or financial position. The following areas of government regulation particularly apply to our business.

Prescription Drug Marketing Act.  The federal Prescription Drug Marketing Act, or PDMA, places restrictions on the distribution of drug samples and limits the reimportation of domestically-manufactured drug products. The PDMA also prohibits the sale, purchase, or trade of drug samples that are not intended for sale but that are intended to promote the sale of the drug. Distributors must keep records of drug sample distributions and utilize proper storage and maintenance methods. To the extent that the PDMA applies to us, we believe that we comply with its distribution, documentation, record-keeping, and storage requirements.

Federal Food, Drug, and Cosmetic Act.  The Food, Drug and Cosmetic Act, as amended by the PDMA, imposes requirements for the labeling, packaging and repackaging, dispensing, advertising, and promotion of prescription medications, and also prohibits, among other things, the distribution of unapproved, adulterated, or misbranded drugs. In addition, to the extent we engage in co-marketing arrangements with pharmaceutical manufacturers regulated by the Food and Drug Administration, or FDA, we are required to maintain our independence to ensure that any reference to specific products used in combination does not constitute illegal off-label promotion on behalf of the manufacturers in the view of the FDA. To the extent that the Food, Drug and Cosmetic Act applies to us, we believe that we are in material compliance. In the past, the FDA has viewed particular combination packaging arrangements as constituting new drugs that must be tested and labeled in the packaged combination. On occasion, the FDA also has sought to apply drug compounding guidance to analogous arrangements. We believe that sufficient legal authority and pharmacy industry practice support our position that our packaging of a combination of drugs prescribed by a physician does not require FDA approval or registration by us with the FDA as a manufacturer. However, the FDA may disagree with this interpretation, and we could be required to defend our position and possibly alter our practices, although the FDA has never initiated such action against us.

Controlled Substances Act.  The Controlled Substances Act contains pharmacy registration, packaging and labeling requirements, as well as record-keeping requirements related to a pharmacy’s inventory and its receipt and disposition of all controlled substances. Each state has also enacted similar legislation governing pharmacies’ handling of controlled substances. We maintain federal and state controlled substance registrations for each of our facilities, where applicable, and follow procedures intended to comply with all such record-keeping requirements.

Federal Mail Order Provisions.  The U.S. Postal Service and the Federal Trade Commission regulate mail order sellers, requiring us to maintain truth in advertising, a reasonable supply of drugs to fill orders, the consumer’s right to a refund if an order cannot be filled within 30 days, and in certain cases, child-resistant packaging. To the extent applicable, we believe we substantially comply with these requirements.

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

Federal Anti-Kickback Law and State Anti-Kickback Laws.  We are subject to various laws that regulate our relationships with referral sources such as physicians, hospitals, and other providers of healthcare services. For purposes of the federal healthcare programs, including Medicare and Medicaid, the federal government enforces the federal Anti-Kickback Law that prohibits the offer, payment, solicitation, or receipt of any remuneration to or from any person or entity, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in exchange for the referral of patients covered by federal healthcare programs. The federal Anti-Kickback Law also prohibits the purchasing, leasing, ordering, or arranging for or recommending the lease, purchase, or order of any item, good, facility, or service covered by the government payment programs. Violations by individuals or entities are punishable by criminal fines, civil penalties, imprisonment, or exclusion from participation in reimbursement programs. States also have similar laws proscribing kickbacks, some of which are not limited to services for which government-funded payment may be made. Anti-Kickback laws have been cited as a partial basis, along with the state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with pharmaceutical marketing programs.

The federal Anti-Kickback Law is very broad in scope and is subject to modifications and variable interpretations. In an effort to clarify the federal Anti-Kickback Law, DHHS has adopted a set of “safe harbor” rules, which specify various payment practices that are protected from civil or criminal liability. A practice that does not fall within a safe harbor is not necessarily unlawful, but it may be subject to scrutiny and challenge. Failure to satisfy the requirements of a safe harbor requires an analysis of whether the parties intended to violate the Anti-Kickback Law. In the absence of an applicable safe harbor, a violation of the Anti-Kickback Law may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases or to induce the provision of a prescription drug reimbursable by a federal healthcare program. States have adopted safe harbors to their Anti-Kickback Laws similar to the federal law’s safe harbors. We review our business practices regularly to comply with the federal Anti-Kickback Law and similar state laws. We have a variety of relationships with referral sources such as physicians, clinics, and hospitals. As we grow, we may pursue additional arrangements with such parties. Where applicable, we will attempt to structure these relationships to meet all of the requirements of the appropriate safe harbors; however, it is not always possible to do so. While we believe that our relationships comply with the Anti-Kickback laws, if we are found to violate any of these laws, we could suffer penalties, fines, or possible exclusion from participation in federal and state healthcare programs.

Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations.  Among other things, HIPAA broadened the scope of the DHHS Secretary’s power to impose civil monetary penalties on healthcare providers and added an additional category to the list of individuals and entities that may be excluded from participating in any federal healthcare program. HIPAA encourages the reporting of healthcare fraud by allowing reporting individuals to share in any recovery made by the government, and requires the DHHS Secretary to create new programs to control fraud and abuse and conduct investigations, audits and inspections. HIPAA also defined new healthcare fraud crimes, including expanding the coverage of previous laws to include, among other things:

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

We believe that our business arrangements and practices comply with these HIPAA provisions. However, a violation could subject us to penalties, fines, or possible exclusion from Medicaid and other government programs.

Office of the Inspector General, or OIG, Fraud Alerts and Advisory Opinions.  The OIG of DHHS periodically issues Fraud Alerts and Advisory Opinions identifying certain questionable arrangements and practices that it believes may implicate the federal fraud and abuse laws. In a December 1994 Special Fraud Alert relating to “prescription drug marketing schemes,” the OIG stated that investigation may be warranted when a prescription drug marketing activity involves the provision of cash or other benefits to pharmacists in exchange for such pharmacists’ performance of marketing tasks in the course of their pharmacy practice, including, for example, sales-oriented “educational” or “counseling” contacts or physician or patient outreach where the value of the compensation is related to the business generated. We believe that we have structured our business arrangements to comply with federal fraud and abuse laws. However, if we are found to have violated any of these laws, we could suffer penalties, fines, or possible exclusion from the Medicaid or other government programs.

State Unfair and Deceptive Trade Practices and Consumer Protection Laws.  State laws regulating unfair and deceptive trade practices and consumer protection statutes have been used as the basis for investigations and multi-state settlements relating to pharmaceutical industry promotional drug programs in which pharmacists are provided incentives to encourage patients or physicians to switch from one prescription drug to another. We do not participate in any such programs. A number of states involved in these consumer protection-driven enforcement actions have requested that the FDA exercise greater regulatory oversight in the area of pharmaceutical promotion activities by pharmacists. We cannot determine whether the FDA will act in this regard or what effect, if any, FDA involvement would have on our operations.

The Stark Law.  The federal Stark Law prohibits physicians from making a referral for certain healthcare items or services if they, or their family members, have a financial relationship with the entity receiving the referral. Furthermore, no bill may be submitted for reimbursement in connection with a prohibited referral. Violations are punishable by civil monetary penalties on both the person making the referral and the provider rendering the service. Such persons or entities are also subject to exclusion from federal healthcare programs. In 1995, CMS published final regulations under the Stark Law, known as Stark I, which provided some guidance on interpretation of the scope and exceptions of the Stark Law as they apply to clinical laboratory services. In addition, effective in large part on January 4, 2002, CMS released Phase I of the Stark II final regulations, which covers additional healthcare services, including outpatient prescription drugs, and which describes the parameters of the statutory exceptions in more detail and sets forth additional exceptions for physician referrals and physician financial relationships. Phase II of the Stark II final regulations became effective on July 26, 2004. Phase II clarifies portions of Phase I, addresses certain exceptions to the Stark Law not addressed in Phase I, and creates several new exceptions. The Phase II regulations include new provisions relating to indirect ownership and indirect compensation relationships between physicians and entities offering designated health services. These provisions are complex and are subject to few court interpretations. CMS released Phase III regulations on September 5, 2007. Phase III responds to the comments on Phase II, addressing the entire regulatory scheme and providing further clarification.

The Stark Law applies to our relationships with physicians and physician referrals for our products and services. A number of states have enacted similar referral prohibitions, which may also cover financial relationships between entities and healthcare practitioners other than physicians. We believe we have structured our relationships to comply with the Stark Law and the Phase II and III regulations, as well as the applicable state provisions similar to the Stark Law. However, if our practices are found to violate the Stark Law or a similar state prohibition, we may be subject to sanctions or required to alter or discontinue some of our practices.

Beneficiary Inducement Prohibition.  The federal Civil Monetary Penalty Law prohibits the offering of remuneration or other inducements to beneficiaries of federal healthcare programs to influence the beneficiaries’ decisions to seek specific governmentally reimbursable items or services, or to choose particular providers. The federal Civil Monetary Penalty Law and its associated regulations exclude, among others, items provided to patients to promote the delivery of preventive care. However, permissible incentives do not include cash or cash equivalents. We believe that our operations comply with the Civil Monetary Penalty Law and regulations, but a determination that we violated the statute or regulations could result in sanctions.

False Claims; Insurance Fraud Provisions.  We are also subject to federal and state laws prohibiting individuals or entities from knowingly and willfully making claims for payment to Medicare, Medicaid, or other third-party payors that contain false or fraudulent information. These laws provide for both criminal and civil penalties, including exclusion from federal healthcare programs, and require repayment of previously collected amounts. The federal False Claims Act contains a provision encouraging private individuals to file suits on behalf of the government against healthcare providers for making false claims. Federal false claims actions may be based on underlying violations of the federal Anti-Kickback or Stark Law prohibitions as well. State law also proscribes fraudulent acts against third-party payors, including the ADAP and Medicaid programs. The DRA provides a financial incentive for states to enact false claims acts that establish liability to the state for the submission of false or fraudulent claims to the state’s Medicaid program. If a state false claims act is determined to meet certain enumerated requirements, the state is entitled to an increase of ten percentage points in its share of any amounts recovered under a state action brought under such a law. Healthcare providers who submit claims that they knew or should have known were false, fraudulent, or for items or services that were not provided as claimed, may be excluded from Medicaid and other government programs, required to repay previously collected amounts, and subject to substantial civil monetary penalties. We believe we are in material compliance with federal and state false claims laws. However, if our practices are found to violate the federal False Claims Act or similar state prohibitions, we may be subject to criminal and civil penalties, including exclusion from federal and state healthcare programs.

The DRA requires employers to provide their employees, contractors and agents with detailed information about the federal False Claims Act, administrative remedies for false claims, related state laws and whistleblower protections available under federal and state laws. We have provided this information as required by applicable laws and regulations.

Reform.  The U.S. healthcare industry continues to undergo significant change. Future changes in the nature of the health system could reduce our net sales and profits. We cannot provide any assurance as to the ultimate content, timing, or effect of any healthcare reform legislation, including sweeping changes to the Medicaid or Medicare programs, nor is it possible at this time to estimate the impact on us of potential legislation or regulation, which may be material. Further, although we attempt to structure our operations to comply in all material respects with applicable laws and regulations, we can offer no assurance that (i) government officials charged with responsibility for enforcing such future laws will not assert that we, or certain transactions in which we are involved, are in violation of such laws, or (ii) such future laws will ultimately be interpreted by the courts in a manner consistent with our interpretation. Therefore, future legislation and regulation and the interpretation of such legislation and regulation could have a material adverse effect on our business, financial condition, and results of operations. The federal government and the healthcare industry are continually assessing access to and the cost of prescription medication, which leads to frequent initiatives. For example, in order to make prescription drugs less expensive and more accessible to the general public, legislation has been introduced in Congress to amend the federal Food, Drug and Cosmetic Act to allow the importation of pharmaceuticals from foreign countries. In addition, legislation allowing the Secretary of DHHS to directly negotiate with pharmaceutical manufacturers for Part D drugs — an act expressly prohibited by the MMA — has also been introduced in Congress. We remain unable to predict whether or when these or similar legislative proposals will be enacted.

Government Investigations.  The government increasingly examines arrangements between healthcare providers and potential referral sources to determine whether they are designed to exchange remuneration for patient care referrals. Investigators are increasingly looking behind formalities of business transactions to determine the underlying purpose of payments. Enforcement actions have increased over the years and are highly publicized. In particular, the pharmaceutical industry continues to garner much attention from federal and state governmental agencies. The Department of Justice has identified prescription drug issues, including product substitution without authorization, controlled substances controls, free goods/diversion, medication errors, sale of samples, and contracting with pharmacy benefit management companies, as being among the

“top 10” areas in the healthcare industry meriting the Department’s attention. In addition, in July 2008, the Pharmaceutical Research and Manufacturers of America, or PhRMA, released a revised version of its voluntary Code on Interactions with Healthcare Professionals, referred to as the PhRMA Code, which serves as a guide for the broader industry. The revised PhRMA Code, which became effective in January 2009, signals the continued scrutiny of the pharmaceutical industry’s interactions with healthcare professionals, namely physicians. In 2003, the OIG published the Compliance Program Guidance for Pharmaceutical Manufacturers, which requires any relationships we develop with pharmaceutical companies to be consistent with such guidelines. We believe our relationships comply with the OIG’s guidelines. The OIG has also emphasized its continuing focus on pharmaceutical fraud in each of its most recent OIG Work Plans, which are documents issued annually by the OIG to describe audit, investigation, and other activities the agency plans to initiate or continue in the following fiscal year. For instance, in the FY 2006 and 2007 Work Plans, the OIG described its plans to investigate reports from an unnamed state in connection with potential abuses in the Medicaid program related to the high costs associated with drugs used to treat HIV. The OIG’s FY 2008 and 2009 Work Plans indicate that the OIG will review states’ compliance with the Ryan White Comprehensive AIDS Resources Emergency Act payor of last resort requirement in the administration of ADAP funds. This review could result in a shifting of payment source from ADAP to other payors, the consequences of which we cannot predict.

In addition, the OIG has identified a number of fraud prevention and detection initiatives, relating to Medicare Part B, Medicare Part D, and Medicaid-covered drugs, that the OIG has planned for 2009. In the OIG Work Plan for FY 2009, the OIG indicated that it would, for example: (i) review the appropriateness of the furnishing fee that Medicare pays to providers of blood clotting factor; (ii) compare ASPs (on which most Part B drug payments are based) to the widely available market prices and to the AMPs for those drugs; (iii) compare Medicare Part D reimbursement amounts with Medicaid reimbursement amounts for those drugs; (iv) determine the timeliness of manufacturers’ submission of AMP data to CMS in 2008 (because this could affect the accuracy of FULs and of ceiling prices used in the federal 340B Drug Pricing Program); and (v) evaluate selected drug manufacturers’ methodologies for calculating AMPs and best prices for consistency with applicable statutes, regulations, and other guidance.

In addition to investigations and enforcement actions initiated by government agencies, we could be the subject of an action brought under the federal False Claims Act by a private individual (such as a former employee, a customer, or a competitor) on behalf of the government. Actions under the federal False Claims Act, commonly known as “whistleblower” or “qui tam” lawsuits, are generally filed under seal to allow the government adequate time to investigate and determine whether it will intervene in the action, and defendant healthcare providers are often without knowledge of such actions until the government has completed its investigation and the seal is lifted. If the suit eventually concludes with payments back to the government, the person who initiated the case can recover 25% to 30% of the proceeds if the government did not participate in the suit, or 15% to 25% if the government did participate in the suit.

Privacy and Confidentiality; Security and Electronic Transactions.  Much of our business involves the receipt or use of confidential health information, including the transfer of confidential information to a third-party payor program, such as Medicaid. DHHS has promulgated regulations implementing what are commonly referred to as the Administrative Simplification provisions of HIPAA, concerning the maintenance, transmission, privacy, and security of electronic health information, particularly individually identifiable information. Pursuant to the privacy provisions of HIPAA, DHHS promulgated regulations that impose extensive requirements on the way in which healthcare providers, health plans, health care clearinghouses, and their business associates use and disclose protected health information. These regulations give individuals significant rights to understand and control how their protected health information is used and disclosed. Direct providers, such as pharmacies, must obtain an acknowledgement from their patients that the patient has received the pharmacy’s Notice of Privacy Practices. For most uses and disclosures of protected health information that do not involve treatment, payment, or healthcare operations, the rule requires that all providers and health plans obtain a valid individual authorization. In most cases, use or disclosure of protected health information must be limited to the minimum amount necessary to achieve the purpose of the use or disclosure. Standards are provided for removing all individually identifiable health information in order to produce de-identified data that may be transferred without obtaining the patient’s authorization. Sanctions for failing to comply with the privacy standards issued pursuant to HIPAA include criminal penalties and civil sanctions. We have implemented certain privacy protections with respect to HIPAA privacy regulations. However, the HIPAA privacy requirements are complex and subject to interpretation, and we cannot provide assurance that we have complied with all of the HIPAA privacy requirements. Any failure to comply could subject us to enforcement actions, including civil and criminal penalties, and could cause us to incur expense in changing our medical records system or information management systems. The American Recovery and Reinvestment Act, which was enacted in February 2009, has imposed additional privacy requirements on healthcare providers and their business associates. We are still determining the impact of this legislation on our operations.

In addition to the federal health information privacy regulations described above, most states have enacted confidentiality laws that limit the disclosure of confidential medical information. The final privacy rule under HIPAA does not preempt state laws that are more restrictive than HIPAA regarding health information privacy. The failure to comply with these state provisions could result in the imposition of administrative or criminal sanctions.

In addition, regulations pursuant to HIPAA govern the security of protected health information maintained or transmitted electronically. The regulations impose additional administrative burdens on healthcare providers, such as pharmacies, relating to the storage and utilization of, and access to, health information. We believe that we have complied with the regulations and have implemented reasonable measures to secure the protected health information that we maintain or transmit; however, we cannot provide assurance that we are in compliance with all of the HIPAA security rules. Any failure to comply could subject us to enforcement actions, including corrective action and civil penalties. The American Recovery and Reinvestment Act, which was enacted in February 2009, has imposed additional security requirements on healthcare providers and their business associates. We are still determining the impact of this legislation on our operations. In addition, if we choose to sell medications through new channels such as the Internet, we will have to comply with additional government regulations with respect to, among other things, electronic transmission.

All healthcare providers who transmit certain protected health claims transactions electronically are required to comply with the HIPAA final regulations establishing transaction standards and code sets. On September 23, 2005, DHHS published in the Federal Register a proposed rule that adds to the HIPAA transaction standards regulations and describes the requirements that health plans, covered healthcare providers, and healthcare clearinghouses would have to meet to comply with the statutory requirement to use standard codes and formats for electronic claims attachment transactions, and to facilitate the transmission of certain types of detailed clinical information to support an electronic healthcare claim. DHHS published the final rule for HIPAA electronic transaction standards in the Federal Register on January 16, 2009. Most provisions of the final regulations become effective on March 17, 2009, although some provisions become effective on January 1, 2010. We will be required to comply with the final rule, and we are still reviewing the rule to determine its likely impact on our business and operations.

On January 23, 2004, CMS published a rule announcing the adoption of the National Provider Identifier, or NPI, as the standard unique health identifier for healthcare providers to use in filing and processing healthcare claims and other transactions. This rule was effective May 23, 2005, with a compliance date of May 23, 2007. We believe we have the required NPIs for our business.

In addition to those rules and regulations discussed, from time to time new standards and regulations may be adopted governing the use, disclosure and transmission of health information. We will endeavor to comply with all such requirements. We cannot, however, estimate the cost of compliance with such standards or determine if implementation of such standards will result in an adverse effect on our operations or profitability. Any failure to comply could subject us to enforcement actions, including civil penalties.

Developments in Health Information Technology.  Healthcare providers are increasingly utilizing technology to make healthcare safer and more efficient. Health information technology initiatives include e-prescribing, which allows healthcare providers to transmit prescriptions electronically to a pharmacy rather than writing them on paper. E-prescribing products, services, and arrangements must be compliant with numerous laws and regulations, including the final HIPAA security regulations, the federal Anti-Kickback Law, and the

Stark Law. On August 8, 2006, the OIG published a final rule establishing a safe harbor to the Anti-Kickback Law for providers who receive non-monetary remuneration necessary to set up and operate e-prescribing systems. Specifically, the safe harbor protects certain arrangements involving hospitals, group practices, PDP sponsors, and MA organizations that provide to specified recipients, such as prescribing healthcare professionals, pharmacies, and pharmacists, certain non-monetary remuneration in the form of hardware, software, or information technology and training services necessary and used solely to receive and transmit electronic prescription drug information. Also on August 8, 2006, CMS published a final rule to create an exception to the Stark Law for certain arrangements in which a physician receives necessary non-monetary remuneration that is used solely to receive and transmit electronic prescription drug information. We do not believe either the safe harbors or exception is available to us because the safe harbor is available only to hospitals, group practices, PDP sponsors, and MA organizations, and the self-referral exception only applies to relationships between physicians and those entities.

Under the MMA, PDPs participating in Part D must comply with national standards to be developed by DHHS for electronic prescriptions. The first final rule adopting standards for an electronic prescription drug program under the MMA was published in the Federal Register on November 7, 2005, and these standards became effective on January 1, 2006. A second final rule containing additional standards was published in the Federal Register on April 7, 2008, and these new e-prescribing standards will become effective on April 1, 2009. Additional standards could be proposed and finalized at some point in the future. Compliance with the standards is voluntary for prescribers and pharmacies, unless such prescribers or pharmacies send or receive prescription-related information electronically for medications covered under Medicare Part D. We will endeavor to comply with all applicable standards for the transmission of electronic prescriptions as such standards are developed. We cannot, however, estimate the cost of compliance with such standards or if implementation of such standards will result in an adverse effect on our operations or profitability.

Regulation of the Practice of Pharmacy.  State laws regulate the practice of pharmacy, and pharmacies and pharmacists must obtain state licenses to operate and dispense medications. We are licensed to do business as a pharmacy in each state in which we operate a dispensing pharmacy. Many states in which we operate have laws and regulations designed to combat fraud and curtail prescription drug misuse, including requirements relating to prescription pads, record retention, and data reporting. We believe we are in substantial compliance with these state requirements. Our pharmacists are also licensed in those states where their activity requires it. Pharmacists must also comply with professional practice rules, and we monitor our pharmacists’ practices for compliance with such state laws and rules. We do not believe that the activities undertaken by our pharmacists violate rules governing the practice of pharmacy or medicine.

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

THE COMPANY

We were incorporated in Delaware in 1983 under the name The Care Group, Inc. In 1999, upon our exit from bankruptcy, we changed our name to Allion Healthcare, Inc. and focused our business principally on serving HIV/AIDS patients. In April 2008, with the acquisition of Biomed, we also began providing specialized biopharmaceutical medications and services to chronically ill patients. In 2005, we became a publicly-traded company. Our stock is listed on the NASDAQ Global Market, or NASDAQ, under the symbol “ALLI.” Our principal executive offices are located at 1660 Walt Whitman Road, Suite 105, Melville, New York 11747, and our telephone number at that address is (631) 547-6520.

We also maintain three websites, located at www.allionhealthcare.com, www.momspharmacy.com and www.biomed-rx.com. We make available free of charge, on or through our Allion Healthcare website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are providing the addresses of our Internet websites solely for the information of investors. We do not intend the Internet addresses to be active links, and the contents of the websites are not part of this Report. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be accessed at www.sec.gov.

EMPLOYEES

As of February 26, 2009, we had 249 full-time employees and 44 part-time, per diem and temporary employees, all of whom were engaged in management, sales, marketing, pharmacy operations, nursing services, customer service, administration or finance. None of our employees are covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage and consider our employee relations to be good.

Item 1A.	Risk Factors.

The occurrence of any of the following risks could materially harm our business, financial condition and results of operations.

Risks Related to Our Company

Changes in reimbursement or coverage limitations by third-party payors, including Medicaid and Medicare, could harm our business.

The price we receive for our products depends primarily on the reimbursement rates paid by government and private payors. In 2007, we generated approximately 64% of our net sales from patients who rely on Medicaid, ADAP, and Medicare (excluding Part D, which is administered through private payor sources) for reimbursement. In 2008, approximately 58% of our revenues came from Medicaid, ADAP and Medicare (excluding Part D, which is administered through private payor sources). In recent years, these programs have reduced reimbursement to providers. Our revenues and profitability are affected by the efforts of healthcare payors, including Medicaid, ADAP, Medicare Parts B and D and private payors, to contain or reduce the cost of healthcare by lowering reimbursement rates and negotiating reduced or capitated pricing arrangements. In addition, changes to the programs or coverage limitations established by the programs for the medications we sell may reduce our earnings. For example, these programs could decide not to cover certain medications or cover only a certain number of units prescribed within a specified time period. Other changes may include modifications in the timing or processing of payments and other changes intended to limit or decrease the growth of Medicaid, Medicare, and other government programs, or third party expenditures. Any reduction in amounts reimbursable by government programs for our products and services or changes in regulations governing such reimbursements could harm our business, financial condition, and results of operations.

In particular, the California legislature has recently implemented reductions in Medi-Cal reimbursement rates. Effective July 1, 2008, the California legislature approved a 10% reduction in the reimbursement to providers paid under Medi-Cal. The 10% reduction, which was initiated as part of the fiscal 2009 state budget setting process included reduced reimbursement for prescription drugs. On August 18, 2008, the U.S. District Court issued a preliminary injunction to halt certain portions of the 10% payment reduction, including the reductions related to prescription drugs. In response to this ruling, the California DHCS eliminated the 10% payment reduction, effective September 5, 2008. The DHCS also announced that corrections to previously adjudicated claims for dates of service on or after August 18, 2008 will be reprocessed at rates in effect prior to the cuts. The State of California has filed an appeal of the preliminary injunction with the Ninth Circuit Court of Appeals.

In September 2008, Assembly Bill 1183 was enacted in California, which requires provider payments to be reduced by 1% or 5%, depending upon the provider type, for dates of service on or after March 1, 2009. These reductions will replace the 10% provider payment reductions previously implemented. Based on the results for our Specialty HIV business for the year ended December 31, 2008 and the results for our Specialty Infusion business for the nine months ended December 31, 2008, our annualized net sales for prescription drugs from the Medi-Cal program subject to the 5% and 1% reductions total approximately $58 million and $9 million, respectively, or 16.0% and 2.4% of our total annualized net sales, respectively. On January 16, 2009, Managed Pharmacy Care and other plaintiffs filed a complaint challenging the 5% rate reduction to providers of pharmacy services under Assembly Bill 1183. On February 27, 2009, the U.S. District Court issued a preliminary injunction prohibiting DHCS from implementing the 5% reduction in payments to pharmacies for prescription drugs (including prescription drugs and traditional over-the-counter drugs provided by prescription) provided under the Medi-Cal fee-for-service program. If ultimately implemented, we believe these rate reductions will have a material adverse effect on our operations, financial condition and financial results.

Reimbursement under Medicare has also been the subject of cost containment measures and reductions. On July 15, 2008, MIPPA was enacted, which changed the way certain low income beneficiaries will be affected by cost sharing requirements. Under this provision, effective January 1, 2010, special needs plans (a type of Medicare Advantage plan) serving beneficiaries eligible for full benefits under Medicaid, or for limited benefits under the Qualified Medicare Beneficiary program, will be prohibited from charging cost-sharing amounts, such as deductibles and co-payments, in excess of what would be permitted under Medicaid. This limitation on cost-sharing amounts could reduce the amount we collect for drugs in these instances.

However, another section of MIPPA limits cost containment measures, requiring the Secretary of DHHS, by plan year 2010 to designate drugs that would fall into a “protected class.” This designation limits the use of cost containment tools that can be imposed by Part D plan sponsors. On January 15, 2009, CMS issued interim final regulations, effective January 16, 2009, implementing these MIPPA provisions and providing that for plan year 2010, the six existing protected classes (which include HIV/AIDS drugs) would continue to apply to Part D plan sponsors, and that for plan years 2011 and beyond, CMS will use the notice-and-comment rulemaking process if it makes any modifications to the protected classes. Although unlikely, it is possible that for plan year 2011 or beyond, CMS might propose the removal of HIV/AIDS drugs from the set of protected classes — a policy that, if finalized, could result in the imposition of cost containment measures that would reduce access to our drugs.

We are also dependent on reimbursement from private payors. Many payors seek to limit the number of providers that supply drugs to their enrollees. From time to time, private payors with which we have relationships require that we and our competitors bid to keep their business, and there can be no assurance that we will be retained or that our margins will not be adversely affected if and when re-bidding occurs. If we are not retained or we are subject to reduced reimbursement rates, our net sales could be adversely affected.

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

We have also qualified as a specialty HIV pharmacy in New York that makes us eligible to receive preferred reimbursement rates for HIV/AIDS medications. Our continuing qualification for specialized HIV pharmacy reimbursement in New York is dependent upon our recertification every two years by the Department of Health in New York as an approved HIV pharmacy. We have been notified that the New York program has been extended through September 2009, and we are awaiting recertification. However, we can offer no assurance that we will obtain our recertification in New York; if we do not, our net sales and profit would be adversely affected.

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

The denial of our Medi-Cal change of ownership application could have a material adverse impact on our financial condition.

The California DHCS has notified us that it has denied our application for a change of ownership as a Medi-Cal provider at Biomed’s Inglewood, California pharmacy location. As a result of this denial, we have transferred the prescriptions of Medi-Cal patients to our Van Nuys pharmacy location, and we are no longer serving Medi-Cal patients out of the Inglewood location.

We have appealed DHCS’s decision, and we intend to vigorously pursue our appeal and believe we will ultimately succeed. However, we can offer no assurance that we will prevail in our appeal or that DHCS’s denial will be reversed. If our application for a change of ownership is ultimately denied, we could be required to reimburse Medi-Cal for any amounts paid under the Inglewood Medi-Cal provider number since the original change of ownership in July 2007, when Biomed acquired the pharmacy. Although we have not received any demands for reimbursement from the State of California, if we are required to repay the Inglewood Medi-Cal reimbursements, we intend to seek contribution from the former owners of Biomed for any repayment obligations. However, we may not receive any contribution we seek and any repayment obligations could have a material adverse effect on our financial condition.

Downturns in the general economy and restrictions in the credit markets may result in reduced reimbursement rates and negatively impact our access to financing sources.

Worldwide economic conditions and the international credit markets have recently significantly deteriorated and will likely remain depressed for the foreseeable future. While sales of our products are not typically sensitive to general declines in U.S. and regional economies, general economic downturns may cause erosion in the tax base and restrictions on state governments’ ability to obtain financing, which could result in reimbursement rate cuts or reimbursement delays from governmental payors. In addition, the restrictions in the credit markets could make it more difficult for us to replace our current credit facility or obtain additional financing, if needed.

If demand for our products and services is reduced, our business and ability to grow would be harmed.

A reduction in demand for HIV/AIDS medications or for injectible or infusible medications for the treatment of Hemophilia, auto-immune disorders or primary immunodeficiency diseases would significantly harm our business, as we would not be able to quickly shift our business to provide medications for other diseases or disorders. Reduced demand for our products and services could be caused by a number of circumstances, such as:

•	A cure or vaccine for HIV/AIDS, Hemophilia, auto-immune disorders, or PID;

•	The emergence of a new strain of HIV that is resistant to available HIV/AIDS medications;

•	Shifts to treatment regimens other than those we offer;

•	New methods of delivery of existing HIV/AIDS medications or of injectible or infusible medications that do not require our specialty pharmacy and disease management services;

•	Recalls of the medications we sell;

•	Adverse reactions caused by the medications we sell;

•	The expiration of or challenge to the drug patents on the medications we sell; or

•	Competing treatment from a new HIV/AIDS medication or from a new injectible or infusible medication or a new use of an existing HIV/AIDS, injectible, or infusible medication.

Our revenues could be adversely affected if new drugs or combination therapies are developed and prescribed to our patients that have a reimbursement rate less than that of the current drug therapies our patients receive.

If our patients switch medications to those with lower reimbursement rates or to combination therapies, which combine multiple HIV drugs into a single medication, our net sales could decline. Combination therapies reduce the number of total prescriptions received by our patients, resulting in reduced average revenues and a decrease in dispensing fees per patient. In the second half of 2006, we began dispensing ATRIPLAtm. ATRIPLAtm is a once-daily single tablet regimen for HIV intended as a stand-alone therapy or in combination with other anti-retrovirals. ATRIPLAtm combines SUSTIVA®, manufactured by Bristol-Myers Squibb, and Truvada®, manufactured by Gilead Sciences. During the quarter ended December 31, 2008, approximately 11.0% of our patients received ATRIPLAtm compared to 9.6% in the same period in 2007. Conversion to ATRIPLAtm has resulted in the loss of one or two dispensing fees per patient, depending on the previous drug combination used by these patients. Our results of operations may be negatively impacted if the number of our patients using ATRIPLAtm or other similar new therapies increases in the future or if the reimbursement for ATRIPLAtm or other similar new therapies is reduced.

We have an ongoing informal inquiry by the SEC’s Enforcement Division, and depending on the length, scope and results of the informal inquiry, our business, financial condition and results of operations could experience a material adverse impact.

We have cooperated fully with the SEC’s Enforcement Division in connection with its informal inquiry and produced requested documents and information. On December 8, 2008, we submitted an Offer of Settlement, which, if accepted by the SEC, would result in an order against the Company to cease and desist from committing or causing any violations of Section 13 of the Exchange Act. However, if the SEC does not accept our Offer of Settlement and we are ultimately required to pay significant amounts or take significant corrective actions, our costs could significantly increase and our results of operations and financial condition could be materially adversely affected. In addition, the risks associated with the ongoing informal inquiry could negatively impact the perception of our company by investors and others, which could adversely affect the price of our securities, our access to capital markets and our borrowing costs.

Furthermore, if the SEC requests additional information, we may continue incurring expenses in connection with responding to the SEC’s informal inquiry, and these increased expenses could negatively impact our financial results. Our senior management has devoted a significant amount of time and effort to responding to the SEC’s informal inquiry. As a result, if our senior management is unable to devote sufficient time in the future toward managing our existing business operations and executing our growth strategy, we may not be able to remain competitive and our revenues and gross profit may decline.

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

We may be unable to integrate successfully the Specialty Infusion business of Biomed and realize the anticipated benefits of the merger.

In April 2008, we completed our merger with Biomed. The success of the merger will depend, in part, on our ability to realize the growth opportunities from successfully integrating Biomed’s business with our business. The integration of two independent companies can be a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among other factors:

•	coordinating geographically separated organizations, systems and facilities, including complexities associated with managing the combined businesses at separate locations;

•	integrating specialty pharmaceutical operations that are different from our core specialty pharmaceutical services;

•	combining the sales force territories and competencies associated with the sale of products presently sold by Biomed;

•	integrating personnel from different companies while maintaining focus on providing consistent, high-quality products and customer service;

•	unforeseen expenses or delays associated with the integration; and

•	performance shortfalls as a result of the diversion of management’s attention to the integration.

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

In connection with the Biomed merger, we entered into a Transition Services Agreement with the RAM Capital Group, or RAM, whereby RAM agreed to provide us with various financial and administrative services related to the integration. The Transition Services Agreement is set to expire on April 4, 2009 and is subject to continuation upon the parties’ mutual written agreement. If RAM terminates the Transition Services Agreement before we have fully integrated the Biomed business, the transition may require additional management attention and could adversely impact our ability to realize the benefits of the merger. As a result, we may experience a decline in our results of operations.

We do not have a contractual relationship with private third-party payors for a significant portion of our Biomed business. As a result, we have no continuing right to receive reimbursement and we are subject to reductions in reimbursement rates, which could have a material adverse effect on revenues.

In cases in which we do not have a contractual relationship with an insurance company, we are considered “out-of-network,” and we have no contractual right to payment. Payors with whom we are out-of-network may refuse to reimburse us, which could result in a loss of patients and decrease in our revenues. As an out-of-network provider, reductions in reimbursement rates for non-contracted providers could also adversely affect us. In 2008, approximately one-half of the Biomed business was out-of-network. Third-party payors with whom we do not participate as a contracted provider may also require that we enter into contracts, which may have pricing and other terms that are materially less favorable to us than the terms under which we currently operate. While the number of prescriptions may increase as a result of these contracts, our revenues per prescription may decrease.

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

In September 2003, we entered into a prime vendor agreement with AmerisourceBergen. The original term of the AmerisourceBergen agreement expired on September 14, 2008. By contract, the term is extended on a month-to-month basis until either party gives at least ninety days prior written notice to the other party of its intention not to extend the agreement. Pursuant to the agreement, we are obligated to purchase at least 95% of the medications we sell from AmerisourceBergen. When we entered into the agreement, we depended on existing credit terms from AmerisourceBergen to meet our working capital needs between the times we purchased medications from AmerisourceBergen and when we received reimbursement or payment from third-party payors. Although we no longer rely on credit terms from our suppliers, in the past our ability to grow has been limited in part by our inability to negotiate favorable credit terms from our suppliers. If our position changes and we again have to rely on credit to meet working capital needs, but are unable to maintain adequate credit terms from AmerisourceBergen or sufficient financing from third-party lenders, we may become limited in our ability to continue to increase the volume of medications we need to fill prescriptions.

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

Our success depends, in part, on our ability to develop and maintain relationships with HIV/AIDS clinics and their affiliated healthcare providers because each is an important patient referral source for our business. In addition, we also have to maintain and continue to establish relationships with PDPs so we can continue to fill prescriptions for our dual eligible customers who receive prescription drug coverage under Medicare Part D. If we are unable to market our services effectively to these clinics, healthcare providers and PDPs, or if our existing relationships with clinics and providers are terminated, our ability to grow our patient base will be harmed, which could significantly reduce our net sales and our ability to maintain profitability. Additionally, Medicare Part D regulations that strictly limit our ability to market to our current and new patients may limit our ability to maintain and grow our current patient base.

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

As part of our strategy, we continually evaluate acquisition opportunities. There can be no assurance that we will complete any future acquisitions or that such transactions, if completed, will be integrated successfully or will contribute favorably to our operations and financial condition. The integration of acquisitions includes ensuring that our disclosure controls and procedures and our internal control over financial reporting effectively apply to and address the operations of newly acquired businesses. We may be required to change our disclosure controls and procedures or our internal control over financial reporting to accommodate newly acquired operations, and we may also be required to remediate historic weaknesses or deficiencies at acquired businesses. For example, the auditors of Specialty Pharmacies, Inc., or SPI, a company we acquired in 2005, identified certain material weaknesses in SPI’s internal controls in connection with its audit of the SPI’s 2004 financial statement. The auditors stated that SPI needed to implement an improved accounting system and implement better controls to segregate duties regarding the cash disbursements and cash receipts functions of SPI. Based on the audit letter and our own evaluation of SPI’s internal controls, we took a number of remedial steps, including increasing the number of persons (and making changes in the persons) who are primarily responsible for performing the accounting and financial duties at SPI. Our review and evaluation of disclosure controls and procedures and internal controls over financial reporting of the companies we acquire may take time and require additional expense, and if they are not effective on a timely basis, could adversely affect our business and the market’s perception of our company.

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

Delivery is essential to our operations and represents a significant expense in the operation of our business that we cannot pass on to our customers. As a result, any significant increase in delivery rates, including as a result of an increase in the price of gasoline, could have an adverse effect on our results of operations. Similarly, strikes or other service interruptions in these delivery services would adversely affect our ability to deliver our products on a timely basis. In addition, some of the medications we ship require special handling, such as refrigeration to maintain temperatures within certain ranges. The spoilage of one or more shipments of our products could adversely affect our business or potentially result in damage claims being made against us.

We rely on a few key employees whose absence or loss could adversely affect our business.

Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services could adversely affect our business. In particular, the loss of the services of our executive officers — Michael P. Moran, our Chairman, Chief Executive Officer and President; Russell J. Fichera, our Chief Financial Officer, Stephen A. Maggio, our Secretary and Treasurer; Anthony Luna, our Vice President, HIV Sales; or Robert Fleckenstein, our Vice President, Pharmacy Operations — could disrupt our operations. We have employment agreements in place with each of our executive officers. However, any existing employment agreements or any employee agreement that we may enter into will not assure the retention of an employee. In addition, we do not maintain “key person” life insurance policies on any of our employees and are not insured against any losses resulting from the death of our key employees.

Failure to attract and retain experienced and qualified personnel could adversely affect our business.

Our success depends on our ability to attract and retain qualified technical operating and professional staff, including experienced pharmacists and nurses. We rely on specialized pharmacists to dispense the prescriptions and treatment regimens at our pharmacies, as well as for consultations and to provide education, counseling, treatment coordination, clinical information and compliance monitoring to our customers. Additionally, more than half of our Specialty Infusion business requires the services of a nurse to administer prescriptions. Competition for these employees is strong, and if we are not able to attract and retain qualified personnel without significant cost increases, we may not be able to sustain or grow our business and our revenues may be adversely affected.

A prolonged malfunction of our MOMSPak automated packaging system could hurt our relationships with the patients we serve and our ability to grow.

We rely on our MOMSPak packaging system to create the MOMSPak for dispensing patient medication. We expect that prescriptions packaged in a MOMSPak will increase substantially in the future as more of the patients who we serve switch to the MOMSPak from traditional packaging system pill boxes and as the number of patients and prescriptions that we fill increases. We currently own our MOMSPak machines. If these machines fail to function properly for a prolonged period, we may have to fill prescriptions by hand using pill boxes or by otherwise sorting the various drug combinations into individual doses. Delays or failure to package medications by our MOMSPak packaging system could result in the loss of a substantial portion of our patients who receive their prescriptions in MOMSPaks. Approximately 15% of our patients currently receive the MOMSPak.

Our financial results may suffer if we have to write off intangible assets or goodwill.

As a result of our acquisitions, a significant portion of our total assets consist of intangible assets (including goodwill). Intangible assets, net of amortization, and goodwill together accounted for approximately 69% and 55% of the total assets on our balance sheet as of December 31, 2008 and December 31, 2007, respectively. We may engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. We amortize intangible assets over a period of five to fifteen years and do not amortize goodwill. We may not realize the full fair value of our intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and intangible assets may be impaired. One indicator of impairment of our goodwill and intangible assets would include a prolonged period of our market capitalization at less than our book value. Under current accounting rules, any determination that impairment has occurred would require us to write off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations.

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

Unauthorized parties may attempt to use our name, or copy or otherwise obtain and use, our customized packaging solution or technology. We do not have any confidentiality agreements with any of our collaborative partners, employees or consultants that would prevent them from disclosing our trade secrets. There can be no assurance that we will have adequate remedies for any misuse or misappropriation of our trade secrets. If we are not adequately protected, other companies with sufficient resources and expertise could quickly develop competing products, which could materially harm our business.

A disruption in our telephone system or our computer system could harm our business.

We receive and take most prescription orders over the telephone and by facsimile. We also rely extensively upon our computer system to confirm payor information, patient eligibility and authorizations; to check on medication interactions and patient medication history; to facilitate filling and labeling prescriptions for delivery and billing; and to help with the collection of payments. Our success depends, in part, upon our ability to promptly fill and deliver complex prescription orders as well as on our ability to provide reimbursement management services for our patients and their healthcare providers. Any continuing disruption in our telephone, facsimile or computer systems could adversely affect our ability to receive and process prescription orders, make deliveries on a timely basis and receive reimbursement from our payors. This could adversely affect our relations with the patients and healthcare providers we serve and potentially result in a partial reduction in orders from, or a complete loss of, these patients.

Our investment portfolio may be adversely affected by volatile and illiquid market conditions.

We have an investment portfolio that we manage in accordance with our internal policies and procedures. Our investment portfolio may be adversely affected by market fluctuations including, without limitation, changes in interest rates and overall market liquidity. Certain markets have been experiencing disruptions in market liquidity and the lack of a secondary market may adversely affect the valuation of certain investments. There have been recent auction market liquidity failures and at present there is no official estimate of when liquidity will be restored to the market. As of December 31, 2008, we held approximately $2.2 million of auction rate securities.

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

If we are found to be in violation of Medicaid and Medicare reimbursement regulations, we could become subject to retroactive adjustments and recoupments, or exclusion from the Medicaid and Medicare programs.

As a Medicaid and Medicare provider, we are subject to retroactive adjustments due to prior-year audits, reviews and investigations, government fraud and abuse initiatives, and other similar actions. Federal regulations provide for withholding payments to recoup amounts payable under the programs and, in certain circumstances, allow for exclusion from Medicaid and Medicare. While we believe we are in material compliance with applicable Medicaid and Medicare reimbursement regulations, there can be no assurance that we, pursuant to such audits, reviews, investigations, or other proceedings, will be found to be in compliance in all respects with such reimbursement regulations. A determination that we are in violation of any such reimbursement regulations could result in retroactive adjustments and recoupments of payments and have a material adverse effect on our financial condition and results of operations. As a Medicaid and Medicare provider, we are also subject to routine, unscheduled audits that could have a material adverse impact on our results of operations, should an audit result in a negative finding, and we can offer no assurance that future Medicaid and Medicare audits will not result in a negative finding.

We have been advised by the Office of the Medicaid Inspector General for the State of New York, which we refer to as the NY State Auditors, in a letter dated August 21, 2008, that the NY State Auditors will conduct a review of the records that support our billings to the New York Medicaid program. This routine audit began in November 2008, with the period under review for the years 2005 through 2007. We are still awaiting the completion of this audit, including an exit conference to discuss any audit findings. Although we believe that our records support our New York Medicaid billings, if the audit were to have a negative outcome, we could be required to make reimbursement repayments, which could have an adverse effect on our results of operations.

Our industry is subject to extensive government regulation, and noncompliance by us or our suppliers could harm our business.

The repackaging, marketing, sale, and purchase of medications are extensively regulated by federal and state governments. As a provider of pharmacy services, our operations are subject to complex and evolving federal and state laws and regulations enforced by federal and state governmental agencies, including, but not limited to, the federal Controlled Substances Act, the False Claims Act, federal and state Anti-Kickback laws, HIPAA, the Stark Law, the federal Civil Monetary Penalty Law, the PDMA, the Food, Drug and Cosmetic Act and various other state pharmacy laws and regulations. In addition, many of the HIV/AIDS medications that we sell receive greater attention from law enforcement officials than those medications that are most often dispensed by traditional pharmacies due to the high cost of HIV/AIDS medications and the potential for illegal use. If we fail to, or are accused of failing to, comply with applicable laws and regulations, we could be subject to penalties that may include exclusion from the Medicare or Medicaid programs, fines, requirements to change our practices, and civil or criminal penalties, which could harm our business, financial condition, and results of operations. Any disqualification from participating in Medicare or the state Medicaid programs would significantly reduce our net sales and our ability to maintain profitability. Our business could also be harmed if the entities with which we contract or have business relationships, such as pharmaceutical manufacturers, distributors, physicians, HIV/AIDS clinics, or home health agencies are accused of violating laws or regulations.

While we believe we are operating our business in substantial compliance with existing legal requirements material to the operation of our business, there are significant uncertainties involving the application of many of these legal requirements to our business. Changes in interpretation or enforcement policies could subject our current practices to allegation of impropriety or illegality. The applicable regulatory framework is complex and evolving, and the laws are very broad in scope. Many of the laws remain open to interpretation and have not been addressed by substantive court decisions to clarify their meaning. We are also unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what effect any such legislation or regulation might have on us. Further, we cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could increase our cost of compliance with such laws or reduce our ability to remain profitable.

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

Changes in industry pricing benchmarks could adversely affect the reimbursement we receive for drugs we dispense and, as a result, negatively impact our financial condition and results of operations.

Historically, government payors, such as ADAP and Medicaid, which account for a large percentage of our net sales, paid us directly or indirectly for the medications we provide at AWP or at a percentage of AWP. Private payors with whom we may contract also reimburse us for medications at AWP or at a percentage of AWP. Federal and state government attention has focused on the validity of using AWP as the basis for Medicaid and Medicare Part D payments for HIV/AIDS medications.

Drug pricing and the validity of AWP continues to be a focus of litigation and governmental investigations. A number of state governments have brought, and are continuing to bring, lawsuits against drug manufacturers and publishers of pricing compendia over AWP issues. Specifically, many of these lawsuits claim that the manufacturers’ alleged inflation of the AWPs reported to the publishing companies, and the publishing companies’ alleged publication of inflated AWPs, have resulted in overcharges to patients and payors, including the state Medicaid programs. Some of these lawsuits have resulted in large settlements or in compensatory and punitive damages. While we cannot predict the outcomes of any pending cases, any reductions in the AWPs reported by manufacturers and published in pricing compendia that may result from these cases could potentially reduce the price paid to us for medications we dispense, which could have a material adverse effect on our financial condition and results of operations.

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

Payments to pharmacies for Medicaid-covered outpatient prescription drugs are set by the states, and most state Medicaid programs now pay substantially less than the AWP for the prescription drugs we dispense. In addition, federal reimbursement to states for the federal share of those payments is subject to the FUL. The DRA changed the FUL for multiple source drugs to 250% of the AMP as of January 1, 2007. However, MIPPA, which was enacted on July 15, 2008, delayed the implementation of this AMP-based methodology for calculating FULs until October 1, 2009. Until that time, FULs will continue to be calculated at an amount equal to 150% of the published price for the least costly therapeutic alternative.

On July 6, 2007, CMS issued final regulations that (1) defined what will be considered a “multiple source drug,” and (2) defined “AMP” by identifying the categories of drug sales that would be used to calculate AMP. In commentary to the final regulations, CMS indicated that it intended to post on the agency’s website the AMPs reported to CMS by manufacturers, in order to implement the DRA’s requirements regarding AMP publication. The final regulations became effective October 1, 2007. While CMS issued the final regulations in a final rule with comment period, CMS has not yet responded to comments submitted to the agency on the rule.

The first publication of AMP data and the resulting FULs was scheduled to occur in December of 2007. However, on December 19, 2007, NACDS and NCPA sought and were granted a preliminary injunction in U.S. District Court, which halted CMS’ implementation of its AMP regulations and the posting of any AMP data. In their complaint, the two pharmacy groups allege that the AMP regulations go beyond what Congress intended when it passed the Social Security Act. Specifically, the lawsuit alleges, in part, that (1) in defining “AMP,” CMS included categories of drug sales that exceed the plain language of the Social Security Act, and (2) CMS’ definition of “multiple source drugs” is impermissibly broad and, in some respects, contrary to the Social Security Act. On March 14, 2008, CMS issued an interim final rule revising its definition of “multiple source drug” to address an issue raised in the NACDS/NCPA lawsuit. On October 7, 2008, CMS published its final rule on the definition of “multiple source drug,” and on November 5, 2008, NACDS and NCPA filed an amended complaint challenging both the interim and the final versions of this rule (and maintaining their existing challenges to the AMP regulations). At this time, the preliminary injunction remains in effect. The scheduling conference for this case, formerly set for February 25, 2009, has been continued, with the parties directed to advise the court by May 15, 2009 if there is a need for a scheduling conference.

In addition to the NACDS/NCPA injunction, MIPPA delayed certain provisions of this final rule until October 1, 2009. However, if the preliminary injunction is lifted and CMS is ultimately allowed to implement the AMP regulations after the delay imposed by MIPPA expires on September 30, 2009, the AMP final regulations could adversely impact our revenues. We continue to review the potential impact that the DRA and the AMP regulations may have on our business, but we are not yet able to fully assess their impact on our business or profitability. However, the use of AMP in the FUL may have the effect of reducing the reimbursement rates for certain medications that we currently dispense or may dispense in the future. Further, while states are not required to use AMP to set payment amounts, states may elect to base all Medicaid pharmacy reimbursement on AMP instead of other published prices on which they have historically based Medicaid pharmacy reimbursement, such as AWP. If the individual states make this decision, it may also have the effect of reducing the reimbursement rates for certain medications that we currently dispense or may dispense in the future. Further, the Obama Administration could rescind the AMP regulations and issue new regulations in their place. We cannot predict the content of such regulations, if issued, though any such action could have a significant adverse effect on our business or profitability.

Our revenues may continue to be adversely affected in connection with reduced reimbursement rates for patients who are “dual-eligible” under the Medicare Part D program.

Beginning January 1, 2006, under Medicare Part D, PDPs, and not Medicaid, began to make reimbursements for the prescription drugs provided to dual eligible patients. Reimbursement rates for these patients are generally less favorable than the rates received from Medicaid and result in lower gross margins for dual eligible patients. In December 2008, we serviced 3,390 patients under Medicare Part D, which totaled approximately 20.3% of our patients. Our earnings have been negatively impacted from the movement of our patients from Medicaid to a Medicare Part D plan. If a higher number of our patients become eligible to have their prescription drug coverage transferred from Medicaid to PDPs, there is a risk that our gross margins will decline further and negatively impact earnings.

Our business could be affected by reforms in the healthcare industry.

Healthcare reform measures have been considered by Congress and other federal and state bodies during recent years. The intent of the proposals generally has been to reduce healthcare costs and the growth of total healthcare expenditures, and to eliminate fraud, waste and financial abuse. Comprehensive healthcare reform may be considered and efforts to enact reform bills are likely to continue. These changes are occurring on a fast-paced basis, and it is impossible to predict the extent or substance of the changes. For example, in 2005, Florida approved a sweeping change to its Medicaid program that shifts from the traditional Medicaid “defined benefit” plan to a “defined contribution” plan, under which the state sets a limit on spending for each recipient. Under the program, Medicaid enrollees enrolled in, or were automatically enrolled in, private health plans, which have the authority to manage the enrollees’ Medicaid healthcare benefit. Other states are considering implementing such a change to the administration of their Medicaid programs. We are unable to predict the likelihood that any healthcare reform legislation or similar legislation will be enacted into law or the effects that any such legislation would have on our business.

We may not be able to obtain insurance that is sufficient to protect our business from liability.

Our business exposes us to risks inherent in the provision of drugs and related services. In recent years, participants in the healthcare industry have become subject to an increasing number of lawsuits, many of which involve large claims and significant defense costs. Claims, lawsuits or complaints relating to our products and services may be asserted against us in the future. Although we currently maintain professional and general liability insurance, there can be no assurance that the scope of coverage or limits of such insurance will be adequate to protect us against future claims. In addition, our insurance policies must be renewed annually. We can offer no assurance that we will be able to maintain adequate liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are located in Melville, New York, which we have leased through August 31, 2009. Both our executive offices and Melville, New York pharmacy operations are located at this site. We lease space in the following locations:

Location	Principal Use	Segment	Property Interest

Melville, NY	Pharmacy and Executive Offices	Specialty HIV	Leased — expiring August 31, 2009
Gardena, CA	Pharmacy	Specialty HIV	Leased — expiring March 31, 2011
Inglewood, CA	Pharmacy	Specialty Infusion	Leased — expiring September 30, 2010
La Jolla, CA	Billing Center	Specialty HIV	Leased — expiring July 31, 2011
Los Angeles, CA	Pharmacy	Specialty HIV	Leased — expiring December 31, 2010
Oakland, CA	Pharmacy	Specialty HIV	Leased — expiring June 30, 2010
San Diego, CA	Pharmacy	Specialty HIV	Leased — expiring January 31, 2012
San Francisco, CA	Pharmacy	Specialty HIV	Leased — expiring November 30, 2011
San Francisco, CA	Pharmacy	Specialty HIV	Leased — expiring February 28, 2009(1)
Van Nuys, CA	Pharmacy	Specialty HIV	Leased — expiring December 31, 2010
Ft. Lauderdale, FL	Pharmacy	Specialty Infusion	Leased — expiring October 31, 2010
Miami, FL	Pharmacy	Specialty HIV	Leased — expiring November 30, 2013
Derby, KS	Pharmacy	Specialty Infusion	Leased — expiring January 13, 2010
Lenexa, KS	Pharmacy	Specialty Infusion	Leased — expiring July 31, 2010
Omaha, NE	Pharmacy	Specialty Infusion	Leased — expiring March 31, 2009
Brooklyn, NY	Pharmacy	Specialty HIV	Leased — expiring June 30, 2013
Elmsford, NY	Pharmacy	Specialty Infusion	Leased — expiring June 30, 2012
Sharon Hill, PA	Pharmacy and Divisional Headquarters	Specialty Infusion	Leased — expiring March 31, 2011
Seattle, WA	Pharmacy	Specialty HIV	Leased — expiring October 31, 2012
Fort Worth, TX	Pharmacy	Specialty Infusion	Leased — month-to-month
Seattle, WA	Pharmacy	Specialty HIV	Leased — month-to-month

(1)	We are currently in discussion with the landlord at this site for renewal of the lease.

We believe we have adequate space for our current operations. We plan to renew these leases prior to expiration or move to other comparable space.

Item 3.	Legal Proceedings.

On March 9, 2006, we alerted the Staff of the SEC’s Division of Enforcement to the issuance of our press release of that date announcing our intent to restate our financial statements for the periods ended June 30, 2005 and September 30, 2005. On March 13, 2006, we received a letter from the Division of Enforcement notifying us that the Division of Enforcement had commenced an informal inquiry and requested that we voluntarily produce certain documents and information. In that letter, the SEC also stated that the informal inquiry should not be construed as an indication that any violations of law have occurred. We cooperated fully with the SEC’s inquiry and produced requested documents and information. On December 8, 2008, we submitted an Offer of Settlement, which, if accepted by the SEC, would result in an order against the Company to cease and desist from committing or causing any violations of Section 13 of the Exchange Act.

Oris Medical Systems, Inc. v. Allion Healthcare, Inc., et al., Superior Court of California, San Diego County, Action No. GIC 870818. On August 14, 2006, Oris Medical Systems, Inc., or OMS filed a complaint against Allion, Oris Health, Inc., which we refer to as Oris Health, and MOMS Pharmacy, Inc., which we refer to as MOMS, alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, specific performance, accounting, fraud, negligent misrepresentation, rescission, conversion and declaratory relief, allegedly arising out of the May 19, 2005 Asset Purchase Agreement between Oris Health and MOMS on the one hand, and OMS on the other hand. The court dismissed the negligent misrepresentation cause of action. Allion, Oris Health and MOMS filed a cross-complaint against OMS, OMS’ majority shareholder Pat Iantorno, and the Iantorno Management Group for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, rescission and related claims. Prior to trial, which began April 25, 2008, OMS dismissed its claims for rescission and conversion and we dismissed the fraud claims and several other claims. On May 6, 2008, during trial, the parties settled the entire action. Pursuant to the terms of the settlement, we agreed to pay OMS $3.95 million and dismiss the cross-complaint with prejudice in exchange for mutual general releases and dismissal of the complaint with prejudice. The Company recorded the $3.95 million payment as a charge during 2008 in our Consolidated Statements of Income as litigation settlement. As part of the settlement, the parties have agreed that the Asset Purchase Agreement has terminated, with no further earnout payments due by us. Payment of the settlement was made on May 27, 2008.

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

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock trades on the NASDAQ Global Market under the symbol “ALLI.” The following table sets forth the quarterly high and low closing sale prices for our common stock for the periods indicated, as reported by NASDAQ.

	High	Low

2007:
First quarter	$6.99	$3.95
Second quarter	$6.00	$3.99
Third quarter	$7.27	$5.01
Fourth quarter	$7.50	$5.48
2008:
First quarter	$6.27	$4.07
Second quarter	$6.12	$3.87
Third quarter	$7.30	$5.13
Fourth quarter	$5.58	$2.83

The last reported sale price of our common stock on March 2, 2009 was $3.94 per share. As of March 2, 2009, we had 138 stockholders of record.

Dividends

We have not declared or paid cash dividends on our common stock in the last two fiscal years, and we do not plan to pay cash dividends to our stockholders in the near future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2008, we issued 3,224, 511 shares of Common Stock and 6,125,448 shares of Series A-1 Preferred Stock to the former holders of Biomed stock. Upon the approval by our stockholders at the annual stockholders’ meeting on June 24, 2008, the Series A-1 Preferred Stock converted on a one-to-one basis into our Common Stock. We previously disclosed this issuance in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2008 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities to be	Weighted-Average	Under Equity
	Issued upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column
Plan Category	(a)	(b)	(a))(c)

Equity compensation plans approved by security holders(1)	827,750	5.37	796,788
Equity compensation plans not approved by security holders(2)	703,828	4.34	—
Total	1,531,578	4.90	796,788

(1)	Includes options granted pursuant to our 1998 Stock Option Plan and 2002 Stock Incentive Plan and restricted stock awards granted pursuant to our 2002 Stock Incentive Plan.

(2)	Includes warrants granted to individuals and corporations as consideration for services provided within the meaning of FAS 123R and for purchase consideration for acquisitions. The warrants were granted by us upon authorization of our Board of Directors and were not issued pursuant to a single equity compensation plan that exists to grant warrants in exchange for goods and services. The terms of the warrants vary from grant to grant.

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

The following graph compares the cumulative total returns on our common stock with (1) the NASDAQ Stock Market (U.S. Companies) Index and (2) the NASDAQ Healthcare Services Index for the period from June 22, 2005, the date our common stock began to trade on NASDAQ, through December 31, 2008. We believe the NASDAQ Healthcare Services Index includes companies that are comparable to us in terms of their businesses.

For purposes of preparing the graph, we assumed that an investment of $100 was made on June 22, 2005 with reinvestment of any dividends at the time they were paid. We did not pay any dividends during the period indicated.

The comparison in the graph below is based on historical data and is not necessarily indicative of future performance of our common stock.

	06/22/05	06/30/05	09/30/05	12/31/05	03/30/06	06/30/06	09/30/06	12/31/06	03/30/07	06/30/07	09/30/07	12/31/07	03/30/08	06/30/08	09/30/08	12/31/08
Allion Healthcare, Inc	100.0	126.2	138.5	89.6	104.3	66.8	32.2	55.1	31.5	45.4	54.0	42.2	31.8	43.7	45.8	31.7
NASDAQ Stock Market (U.S. Companies)	100.0	98.5	103.2	105.9	112.3	104.7	108.8	116.3	116.5	124.8	128.8	126.1	108.7	109.1	101.5	60.8
NASDAQ — HC Services	100.0	99.5	105.3	114.8	120.4	114.1	110.5	114.6	120.6	133.9	140.3	149.8	125.8	122.8	134.8	109.4

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with, and is qualified in its entirety by reference to, our historical financial statements and the notes to those statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2007 and 2008 and for the years ended December 31, 2006, 2007 and 2008 have been derived from our audited financial statements included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2004, 2005 and 2006 and for the years ended December 31, 2004 and 2005 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. The information set forth below is not necessarily indicative of the results of future operations.

	Years Ended December 31,
	2004	2005	2006	2007	2008(1)
	(In thousands, except per share)

Statement of Operations Data:
Net sales	$60,080	$123,108	$209,503	$246,661	$340,674
Cost of goods sold	53,162	103,246	178,862	211,387	279,895

Gross profit	6,918	19,862	30,641	35,274	60,779
Operating expenses:
Selling, general and administrative expenses	8,446	16,415	24,158	26,728	35,523
Depreciation and amortization	717	1,935	3,540	3,574	5,519
Litigation settlement	—	—	—	—	3,950
Impairment of long-lived assets	—	—	—	599	519

Operating income (loss)	(2,245)	1,512	2,943	4,373	15,268

Other (income) expense:
Interest (income) expense	229	1,059	(1,254)	(804)	2,509
Other expense	—	1,133	—	—	—

Income (loss) before income taxes and discontinued operations	(2,474)	(680)	4,197	5,177	12,759
Provision for taxes	76	329	1,007	1,917	5,239

Income (loss) from continuing operations	(2,550)	(1,009)	3,190	3,260	7,520
Discontinued operations	(130)	(36)	—	—	—

Net income (loss)	(2,680)	(1,045)	3,190	3,260	7,520
Deemed dividend on preferred stock	—	(1,338)	—	—	—

Net income (loss) available to common stockholders	$(2,680)	$(2,383)	$3,190	$3,260	$7,520

Basic income (loss) per common share
Income (loss) before discontinued operations	$(0.82)	$(0.29)	$0.20	$0.20	$0.38
Loss from discontinued operations	(0.04)	—	—	—	—

Net income (loss) per share	$(0.86)	$(0.29)	$0.20	$0.20	$0.38

Diluted income (loss) per common share
Income (loss) before discontinued operations	$(0.82)	$(0.29)	$0.19	$0.19	$0.34
Loss from discontinued operations	(0.04)	—	—	—	—

Net income (loss) per share	$(0.86)	$(0.29)	$0.19	$0.19	$0.34

Basic weighted average of common shares outstanding	3,100	8,202	15,951	16,204	19,807
Diluted weighted average of common shares outstanding	3,100	8,202	16,967	17,017	22,275

	As of December 31,
	2004	2005	2006	2007	2008(1)
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$6,980	$3,845	$17,062	$19,557	$18,385
Investments in short-term securities	$—	$23,001	$6,450	$9,283	$259
Total assets	$19,996	$86,289	$121,603	$126,616	$270,989
Current maturities of long term debt	$—	$—	$—	$—	$1,698
Notes payable-subordinated	$1,250	$1,358	$700	$—	$—
Capital lease obligations — current	$131	$107	$46	$47	$3
Long term debt	$—	$—	$—	$—	$32,204
Revolving credit facility	$—	$—	$—	$—	$17,821
Notes payable — affiliate	$—	$—	$—	$—	$3,644
Notes payable — long term	$—	$683	$—	$—	$—
Capital lease obligations — long term	$193	$93	$47	$—	$4
Total liabilities	$8,481	$18,946	$19,796	$20,454	$101,580
Total stockholders’ equity	$11,515	$67,343	$101,807	$106,162	$169,409
Working Capital	$4,848	$27,488	$29,535	$38,424	$47,422

(1)	Reflects the acquisition of the Biomed business on April 4, 2008. For a more detailed discussion of the Biomed merger, see Note 4 to our Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share, per share and patient data)

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

Overview

We are a national provider of specialty pharmacy and disease management services focused on HIV/AIDS patients, as well as specialized biopharmaceutical medications and services to chronically ill patients. We work closely with physicians, nurses, clinics and ASOs, and with government and private payors to improve clinical outcomes and reduce treatment costs for our patients. We believe that the combination of services we offer to patients, healthcare providers and payors makes us an attractive source of specialty pharmacy and disease management services, contributes to better clinical outcomes and reduces overall healthcare costs.

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

Our Specialty HIV services include the following:

•	Specialized MOMSPak prescription packaging that helps reduce patient error associated with complex multi-drug regimens, which require multiple drugs to be taken at varying doses and schedules;

•	Reimbursement experience that assists patients and healthcare providers with the complex reimbursement processes of Medicaid and other state-administered programs, such as ADAP, that many of our HIV/AIDS patients rely on for payment;

•	Arrangement for the timely delivery of medications in a discreet and convenient manner as directed by our patients or their physicians;

•	Specialized pharmacists who consult with patients, physicians, nurses and ASOs to provide education, counseling, treatment coordination, clinical information and compliance monitoring; and

•	Information systems that make the provision of clinical data and the transmission of prescriptions more efficient and accurate.

We have grown our Specialty HIV business primarily by acquiring other specialty pharmacies and expanding our existing business. Since the beginning of 2003, we have acquired seven specialty pharmacies in California and two specialty pharmacies in New York. We have generated internal revenue growth primarily by increasing the number of patients we serve. In addition, our revenue has grown as the price of HIV/AIDS medications has increased. In December 2007, we opened our first satellite pharmacy in Oakland, California. In October 2008, we opened a new satellite pharmacy affiliated with the Lifelong AIDS Alliance, a leading provider of practical support services and advocacy for those with HIV/AIDS in Washington State. We will continue to evaluate acquisitions, strategic affiliations with ASOs and satellite locations and expand our existing Specialty HIV business as opportunities arise or circumstances warrant.

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

Our Specialty Infusion business derives revenues primarily from the sale of drugs to patients and focuses almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. Our Specialty Infusion division principally provides specialty pharmacy and disease management services to patients with the following conditions: Hemophilia, Autoimmune Disorders/Neuropathies, PID, RSV and HIV/AIDS. The following table represents the percentage of total revenues our Specialty Infusion division generated from sales of the products used to treat the conditions described above:

Therapy Products	Therapy Mix(2)

Blood Clotting Factor	60.0%
IVIG(1)	34.0%
Other	6.0%

Total	100.0%

(1)	Intravenous immunoglobulin.

(2)	Based on revenue for the nine months ended December 31, 2008, after we acquired the Specialty Infusion business on April 4, 2008.

Geographic Footprint.  As of December 31, 2008, our Specialty HIV division operated twelve pharmacy locations, strategically located in California (seven separate locations), New York (two separate locations),

Washington (two separate locations) and Florida to serve major metropolitan areas where high concentrations of HIV/AIDS patients reside. In discussing our results of operations for our Specialty HIV segment, we address changes in the net sales contributed by each of these regional pharmacy locations because we believe this provides a meaningful indication of the historical performance of our business.

As of December 31, 2008, our Specialty Infusion division operated six locations in Kansas, California, Florida, Pennsylvania, New York and Texas and is licensed to dispense drugs in over 40 states.

Net Sales.  Since the acquisition of the Specialty Infusion business from Biomed America, Inc. and for the twelve months ended December 31, 2008, approximately 58% of our net sales came from payments directly from government sources such as Medicaid, ADAP, and Medicare (excluding Part D, described below, which is administered through private payor sources). These, along with Medicare Part D, are all highly regulated government programs subject to frequent changes and cost containment measures. We continually monitor changes in reimbursement for all products provided.

Based on revenues for the twelve months ended December 31, 2008 for our Specialty HIV business, and the nine months ended December 31, 2008 for our Specialty Infusion business acquired in April 2008, the following table presents the percentage of our total revenues reimbursed by these payors:

	Specialty	Specialty
	HIV	Infusion	Total

Non governmental	36.8%	63.5%	41.7%
Governmental
Medicaid/ADAP	63.1%	34.0%	57.7%
Medicare	0.1%	2.5%	0.6%

Total	100.0%	100.0%	100.0%

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

Effective July 1, 2008, the California legislature approved a 10% reduction in the reimbursement to providers paid under Medi-Cal. The 10% reduction, which was initiated as part of the fiscal 2009 state budget setting process, became effective July 1, 2008 and included reduced reimbursement for prescription drugs. On August 18, 2008, the U.S. District Court issued a preliminary injunction to halt certain portions of the 10% payment reduction including the reductions related to prescription drugs. In response to the ruling, the California DHCS eliminated the 10% payment reduction effective September 5, 2008. The DHCS also announced that corrections to previously adjudicated claims for dates of service on or after August 18, 2008 will be reprocessed at rates in effect prior to the cuts. The State of California has filed an appeal of the preliminary injunction with the Ninth Circuit Court of Appeals.

In September 2008, Assembly Bill 1183 was enacted in California, requiring provider payments to be reduced by 1% or 5%, depending upon the provider type, for dates of service on or after March 1, 2009. These reductions will replace the 10% provider payment reductions previously implemented. Based on the results for our Specialty HIV business for the year ended December 31, 2008 and the results for our Specialty Infusion business for the nine months ended December 31, 2008, our annualized net sales for prescription drugs from the Medi-Cal program subject to the 5% and 1% reductions total approximately $58 million and $9 million, respectively, or 16.0% and 2.4% of our total annualized net sales, respectively. On January 16, 2009, Managed Pharmacy Care and other plaintiffs filed a complaint challenging the 5% rate reduction to providers of pharmacy services under Assembly Bill 1183. On February 27, 2009, the U.S. District Court issued a preliminary injunction prohibiting DHCS from implementing the 5% reduction in payments to pharmacies for prescription drugs (including prescription drugs and traditional over-the-counter drugs provided by prescription) provided under the Medi-Cal fee-for-service program. If ultimately implemented, we believe this rate reduction will have a material adverse effect on our operations, financial condition and financial results.

Operating Expenses.  Our operating expenses are made up of both variable and fixed costs. Our principal variable costs, which increase as net sales increase, are pharmacy and nursing labor and delivery of medications to patients. Our principal fixed costs, which do not vary directly with changes in net sales, are facilities, corporate labor expenses, equipment and insurance.

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

Revenue Recognition.  We are reimbursed for a substantial portion of our net sales by government and private payors. Net sales are recognized upon shipment and are recorded net of contractual allowances to patients, government and private payors and others. Contractual allowances represent estimated differences between billed sales and amounts expected to be realized from third-party payors. Any difference between amounts expected to be realized from third-party payors and actual amounts received are recorded as an adjustment to sales in the period the actual reimbursement rate is determined.

Any patient can initiate the filling of prescriptions by having a doctor call in prescriptions to our pharmacists, faxing our pharmacists a prescription, or mailing prescriptions to one of our facilities. Once we have verified that the prescriptions are valid and have received authorization from a patient’s insurance company or state insurance program, the pharmacist then fills the prescriptions and ships the medications to the patient through an outside delivery service, an express courier service or postal mail, or the patient picks up the prescriptions at the pharmacy. During the month of December 2008, the Specialty HIV division serviced 16,659 patients.

Our Specialty HIV division receives premium reimbursement under California’s HIV/AIDS Pharmacy Pilot Program, which we refer to as the California Pilot Program, and has been certified as a specialized HIV pharmacy eligible for premium reimbursement under the New York State Medicaid program. The California Pilot Program was renewed until June 30, 2009. We have been notified that the New York program has been extended through September 2009, and we are awaiting recertification. We qualified for both the California and New York programs in 2005. Premium reimbursement for eligible prescriptions dispensed in the current period are recorded as a component of net sales. These revenues are estimated at the time service is provided and accrued to the extent that payment has not been received. Under the California Pilot Program, we receive regular payments for premium reimbursement, which are paid in conjunction with the regular reimbursement amounts due through the normal payment cycle. In New York, we receive the premium payment annually, and we received the annual payment for fiscal 2007 under the New York program in September 2008. For additional information regarding each of these reimbursement programs, please refer to Part I, Item 1. Business — Third Party Reimbursement, Cost Containment and Legislation.

Allowance for Doubtful Accounts.  Management regularly reviews the collectability of accounts receivable by tracking collection and write-off activity. Estimated write-off percentages are then applied to aging categories by payor classification to determine the allowance for estimated uncollectible accounts. The allowance for estimated uncollectible accounts is adjusted as needed to reflect current collection, write-off and other trends, including changes in assessment of realizable value. While management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter end and that we have made adequate provision for uncollectible accounts based on all available information, we can give no assurance as to the level of future provisions for uncollectible accounts or how they will compare to the levels experienced in the past. Our ability to successfully collect our accounts receivable depends, in part, on our ability to adequately supervise and train personnel in billing and collections and minimize losses related to system changes.

Long-Lived Asset Impairment.  In assessing the recoverability of our intangible assets, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If we determine that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions: cash flow deficits, a historic or anticipated decline in net sales or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset, and material decreases in the fair value of some or all of the assets. Changes in strategy or market conditions could significantly impact these assumptions, and as a result, we may be required to record impairment charges for these assets. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144, we recorded a non-cash charge of $519 for the year ended December 31, 2008 to reflect the impairment of our intangible asset and property and equipment as a result of our abandonment of the long-lived assets acquired from Oris Medical Systems, Inc. in June 2005. For the year ended December 31, 2007, we recorded a non-cash charge of $599 to reflect the impairment of our intangible asset as a result of the termination of our license for the Labtracker-HIVTM software from Ground Zero Software, Inc, or Ground Zero.

Goodwill and Other Intangible Assets.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets associated with acquisitions that are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Such impairment tests require the comparison of the fair value and the carrying value of reporting units. For evaluation purposes, we have three reporting units. We utilize an income and market approach when measuring the fair value of a reporting unit. A discounted net cash flow analysis provides an indication of value based upon the present value of anticipated future cash flows, discounted at an appropriate present worth factor reflecting the risk inherent in the investment. The income approach considers our future sales, net cash flow and growth potential. The market approach is based on the comparable transaction method, which considers the sale and acquisition activities in our industry. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired. In determining fair value, we rely upon and consider a number of factors, which requires us to make a number of critical economic, market and business assumptions that reflect our best estimates as of the testing date. We believe that the methods we used to determine these underlying assumptions and estimates are reasonable. Actual results may differ significantly from our estimates and assumptions, or circumstances could change that would cause us to conclude differently.

During the fourth quarter of 2008, we experienced a decline in our market capitalization due to the current global economic environment and the overall volatility in the stock market. As a result, our market capitalization was less than our book value as of the end of 2008. We do not believe that the decline in our stock price was caused by events directly related to us. With respect to the testing of our goodwill for impairment, we believe that it is reasonable to consider market capitalization as an indicator of fair value over a reasonable period of time. We considered and evaluated the decline in market capitalization, as well as other factors described above and concluded that our goodwill balance continues to be recoverable. If the current economic market conditions and volatility in the stock market persist, we may be adversely affected, which could result in an impairment in goodwill in the future.

We assess the potential impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors that could trigger an interim impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends, including sustained declines in market capitalization.

If we determine through the impairment review process that goodwill has been impaired, an impairment charge is recorded in our consolidated statement of income. Based on our 2008 impairment review process, we have not recorded any impairment to goodwill and other intangible assets that have indefinite lives during the year ended December 31, 2008.

Recently Issued Accounting Pronouncements

We describe recent accounting pronouncements applicable to us under Note 3 to our Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Results of Operations

Years Ended December 31, 2008 and 2007

Net Sales.  Net sales in 2008 increased to $340,674 from $246,661 in 2007, an increase of 38.1%. The increase in net sales for 2008 as compared to 2007 is primarily attributable to the acquisition of our Specialty Infusion business from Biomed, which was included in our operating results for the nine months ended December 31, 2008 from the date of acquisition on April 4, 2008, and an increase in net sales in our Specialty HIV business to $276,947 in 2008 from $246,661 in 2007. The increase in Specialty HIV net sales of approximately 12.3% is principally attributable to the addition of new patients in California and, to a lesser extent, increases in the price of the anti-retroviral drugs we sell.

In the Specialty HIV division, we recorded revenue of $3,085 and $2,330 relating to the New York and California premium reimbursement programs combined for 2008 and 2007, respectively. The accounts receivable balance at December 31, 2008 related to premium reimbursement was $2,276 as compared to $906 at December 31, 2007. The increase in premium reimbursement revenue in the Specialty HIV division principally resulted from an increase in the premium reimbursement rate for the New York program. Additionally, the California DHCS audited the premium reimbursement paid to us under the California Pilot Program for the period September 1, 2004 to August 2, 2007. Upon completion of the audit, we were assessed and paid $758 of which $640 relates to periods prior to 2007, which we recorded in 2007. The increase in the premium reimbursement accounts receivable balance is primarily the result of a suspension in payments from California due to budgetary delays and the increased premium reimbursement from the New York program. Based on our experience in 2008, we expect to receive payment with respect to the New York program in the fourth quarter of 2009; however, there can be no assurance as to when we will actually receive payment.

The following table sets forth the net sales and operating data for our Specialty HIV segment for each of its distribution regions for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008			2007
			Patient			Patient
Distribution Region	Net Sales	Prescriptions	Months	Net Sales	Prescriptions	Months
	(In thousands, except patient months and prescription data)

California	$184,131	719,002	147,482	$160,324	654,521	138,716
New York	85,924	301,672	44,779	79,871	298,464	44,734
Washington	4,930	22,607	4,083	4,278	21,753	3,907
Florida	1,962	8,895	1,192	2,188	9,768	1,451

Total	$276,947	1,052,176	197,536	$246,661	984,506	188,808

The prescription and patient month data has been presented to provide additional information about our operations. A prescription typically represents a 30-day supply of medication for an individual patient. “Patient months” represents a count of the number of months during a period that a patient received at least one prescription. If an individual patient received multiple medications during each month for a yearly period, a count of 12 would be included in patient months irrespective of the number of medications filled each month.

Gross Profit.  Gross profit was $60,779 and $35,274 for the years ended December 31, 2008 and 2007, respectively, and represents 17.8% and 14.3% of net sales, respectively. The increase in gross profit is primarily attributable to the acquisition of the Specialty Infusion business and increased Specialty HIV sales in California. The increase in gross profit as a percent of net sales is principally attributable to the acquisition of the Specialty Infusion business, which generally realizes higher gross margin than our Specialty HIV business.

Effective July 1, 2008, the California legislature approved a 10% reduction in the reimbursement to providers paid under Medi-Cal. The 10% reduction, which was initiated as part of the fiscal 2009 state budget setting process, became effective July 1, 2008 and included reduced reimbursement for prescription drugs. On August 18, 2008, the U.S. District Court issued a preliminary injunction to halt certain portions of the 10% payment reduction, including the reductions related to prescription drugs. In response to the ruling, the California DHCS eliminated the 10% payment reduction, effective September 5, 2008. The DHCS also announced that corrections to previously adjudicated claims for dates of service on or after August 18, 2008 will be reprocessed at rates in effect prior to the cuts. The State of California has filed an appeal of the preliminary injunction with the Ninth Circuit Court of Appeals.

In September 2008, Assembly Bill 1183 was enacted in California, requiring provider payments to be reduced by 1% or 5%, depending upon the provider type, for dates of service on or after March 1, 2009. These reductions will replace the 10% provider payment reductions previously implemented. Based on the results for our Specialty HIV business for the year ended December 31, 2008 and the results for our Specialty Infusion business for the nine months ended December 31, 2008, our annualized net sales for prescription drugs from the Medi-Cal program subject to the 5% and 1% reductions total approximately $58 million and $9 million, respectively, or16.0% and 2.4% of our total annualized net sales, respectively. On January 16, 2009, Managed Pharmacy Care and other plaintiffs filed a complaint challenging the 5% rate reduction to providers of pharmacy services under Assembly Bill 1183. On February 27, 2009, the U.S. District Court issued a preliminary injunction prohibiting DHCS from implementing the 5% reduction in payments to pharmacies for prescription drugs (including prescription drugs and traditional over-the-counter drugs provided by prescription) provided under the Medi-Cal fee-for-service program. If ultimately implemented, we believe the California rate reduction will have a material adverse effect on our operations, financial condition and financial results.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the year ended December 31, 2008 increased to $35,523 from $26,728 for the year ended December 31, 2007, but declined as a percentage of net sales to 10.4% in 2008 from 10.8% in 2007. The increase in selling, general and administrative expenses was primarily due to the acquisition of the Specialty Infusion business. The decrease in selling, general, and administrative expenses as a percentage of revenue is primarily attributable to higher legal expenses in the 2007 period, principally relating to our litigation with Oris Medical Systems, Inc., or OMS. We did not and do not expect to realize significant cost efficiencies as a result of the Biomed acquisition.

Depreciation and Amortization.  Depreciation and amortization was $5,519 and $3,574 for the years ended December 31, 2008 and 2007, respectively, and represents 1.6% and 1.4% of net sales, respectively. The increase in depreciation and amortization is primarily due to $2,178 in amortization of intangible assets resulting from the acquisition of Biomed.

Litigation Settlement.  As a result of the litigation settlement with OMS, which is more fully described in Part I. Item 3. Legal Proceedings of this Annual Report on Form 10-K, we recorded a charge of $3,950 for the year ended December 31, 2008. Also as part of the settlement, the original asset purchase agreement with OMS terminated and, effective September 1, 2008, all parties were released from related non-compete, non-solicitation and confidentiality agreements.

Impairment of Long-Lived Assets.  We have abandoned and ceased to use all of the remaining assets recorded as part of the June 2005 acquisition of the net assets of OMS. For the year ended December 31, 2008, we recorded a charge of $519 ($981 less accumulated amortization of $462) to reflect the impairment loss for the net value of the remaining acquired intangible assets and capitalized software development.

As a result of the termination of the LabTracker license agreement with Ground Zero, we recorded a charge of $599 ($1,228, less accumulated amortization of $629) for the year ended December 31, 2007 to reflect the impairment of a long-lived asset related to the LabTracker license.

Operating Income.  Operating income for the year ended December 31, 2008 was $15,268 as compared to $4,373 for the year ended December 31, 2007, which represented 4.5% and 1.8% of net sales, respectively. The increase in operating income in 2008, after considering the effect of the OMS litigation settlement and related expenses and the impairment of the long-lived assets, is primarily due to the acquisition of the Specialty Infusion business, which generally realizes higher gross margin than our Specialty HIV business, and increased operating leverage resulting from the revenue growth of our Specialty HIV business.

Interest Expense.  Interest expense was $2,934 for the year ended December 31, 2008, which represents an increase of $2,927 over interest expense of $7 recorded for the year ended December 31, 2007. The increase in interest expense is principally attributable to the financing of the Biomed acquisition.

Interest Income.  Interest income was $425 for the year ended December 31, 2008, which represents a decrease of $386 over interest income of $811 recorded for the year ended December 31, 2007. The decrease in interest income is principally attributable to the liquidation of investments related to the financing of the Biomed acquisition.

Provision for Taxes.  We recorded a provision for taxes in the amount of $5,239 and $1,917 for the years ended December 31, 2008 and 2007, respectively. The provision for the years ended December 31, 2008 and 2007 relate to federal, state and local income tax, as adjusted for certain permanent differences. The effective tax rate was 41% for the year ended December 31, 2008 and 37% for the year ended December 31, 2007. The increase in the effective tax rate is primarily due to a decrease in tax exempt interest as it relates to total income for the period.

Net Income.  For the year ended December 31, 2008, we recorded net income of $7,520 as compared to net income of $3,260 for the comparable period in 2007. Net income for the year ended December 31, 2008 includes an after-tax settlement charge of $2,331 for the OMS litigation and an after-tax impairment of long-lived asset expense of $306. The increase in net income in 2008, after considering the net effect of the OMS litigation settlement and the impairment of long-lived assets, is due primarily to the increase in operating income, partially offset by an increase in interest expense related to the financing of the Biomed acquisition.

Years Ended December 31, 2007 and 2006

The following discussion of the years ended December 31, 2007 and 2006 only relate to our Specialty HIV segment, as we did not acquire our Specialty Infusion segment until April 2008. For more information on this acquisition, please refer to Note 4 of Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Net Sales.  Net sales in 2007 increased to $246,661 from $209,503 in 2006, an increase of 17.7%. Included in net sales for the year ended December 31, 2006 is $917 of retroactive premium reimbursement relating to prior periods in 2005 and 2004, as a result of retroactive payment of prescriptions dating back to September 2004 upon our qualification in 2005 for the California Pilot Program and premium reimbursement in New York. As a result of the California DHCS audit, included in net sales for the year ended December 31, 2007 is a reduction of $640 of premium reimbursement related to periods prior to 2007 and previously reported in 2005 and 2006 revenue. Net sales in California and New York increased by 15.9% and 22.4%, respectively for the year ended December 31, 2007 as compared to the same period in 2006, primarily attributable to acquisitions completed during 2006 and an increase in volume from the addition of new patients.

For the years ended December 31, 2007 and 2006, we recorded net sales of $2,330 and $2,685, respectively, for the New York and California premium reimbursement programs combined. As of December 31, 2007 and 2006, the receivable balance relating to premium reimbursement was $906 and $606, respectively. Accounts receivable at December 31, 2007 included $792 relating to the New York reimbursement program, which we received in September 2008.

The following table sets forth the net sales and operating data for our Specialty HIV segment for each of our distribution regions for the 12 months ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007			2006
			Patient			Patient
Distribution Region	Net Sales	Prescriptions	Months	Net Sales	Prescriptions	Months
	(In thousands, except patient months and prescription data)

California(1)	$160,324	654,521	138,716	$138,291	589,419	124,891
New York(2)	79,871	298,464	44,734	65,250	249,427	37,858
Washington	4,278	21,753	3,907	3,864	20,440	3,642
Florida	2,188	9,768	1,451	2,098	10,861	1,527

Total	$246,661	984,506	188,808	$209,503	870,147	167,918

(1)	California operations for the 12 months ended December 31, 2006 include $858 of retroactive premium reimbursement for prior periods in 2005 and 2004. California operations for the 12 months ended December 31, 2006 also include partial period contributions from the acquisitions of H&H Drug Stores, Inc., or H&H, and Whittier Goodrich Pharmacy, Inc., or Whittier. We acquired H&H on April 6, 2006 and Whittier on May 1, 2006. California operations for the 12 months ended December 31, 2007 include a reduction of $640 of premium reimbursement for prior periods in 2006, 2005 and 2004 related to the DHCS audit. In the second quarter of 2007, we identified an error in the reporting of Gardena prescriptions and corrected the previously reported number of prescriptions of 595,208 in California for the 12 month period ended December 31, 2006.

(2)	New York operations for the 12 months ended December 31, 2006 include $59 of retroactive premium reimbursement for prior periods in 2005. New York operations for the 12 months ended December 31, 2006 include partial period contributions from the acquisitions of H.S. Maiman Rx, Inc., or Maiman, and St. Jude Pharmacy & Surgical Supply Corp., or St. Jude. We acquired Maiman on March 13, 2006 and St. Jude on July 14, 2006.

The prescription and patient month data has been presented to provide additional information about our operations. A prescription typically represents a 30-day supply of medication for an individual patient. “Patient months” represents a count of the number of months during a period that a patient received at least one prescription. If an individual patient received multiple medications during each month for a yearly period, a count of 12 would be included in patient months irrespective of the number of medications filled each month.

Gross Profit.  Gross profit was $35,274 and $30,641 for the years ended December 31, 2007 and 2006, respectively, and represents 14.3% and 14.6% of net sales, respectively. Included in gross profit for the year ended December 31, 2006 is the favorable impact of $917 in retroactive premium reimbursement revenues dating back to 2004 upon our qualification in 2005 for the California Pilot Program and premium reimbursement in New York. Included in gross profit for the year ended December 31, 2007 is the unfavorable impact of the $640 reduction to premium reimbursement revenue dating back to 2005 resulting from the California DHCS audit. Adjusting for the retroactive premium reimbursement recorded in both 2006 and 2007, gross profit as a percentage of net sales increased slightly.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the year ended December 31, 2007 increased to $26,728 from $24,158 for the year ended December 31, 2006, but declined as a percentage of net sales to 10.8% in 2007 from 11.5% in 2006. The increase in selling, general and administrative expenses was primarily due to increased expenses related to acquisitions and higher legal expenses in the 2007 period, principally related to the litigation with OMS. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily due to integrating the acquisitions into our existing facilities, which improved operating efficiencies related to labor and other resources as prescription volumes increased.

Depreciation and Amortization.  Depreciation and amortization was $3,574 and $3,540 for the years ended December 31, 2007 and 2006, respectively, and represents 1.4% and 1.7% of net sales, respectively.

Impairment of Long-Lived Assets.  As a result of the termination of the LabTracker license agreement with Ground Zero, we recorded a charge of $599 ($1,228, less accumulated amortization of $629) for the year ended December 31, 2007 to reflect the impairment of a long-lived asset related to the LabTracker license.

Operating Income.  Operating income for the year ended December 31, 2007 was $4,373 as compared to operating income of $2,943 for the year ended December 31, 2006, which represents 1.8% and 1.4% of net sales, respectively. The increase in operating income in 2007 is attributable to an increase in gross profit of $4,633, offset by an increase in selling, general and administrative expenses of $2,570 and an impairment of long-lived assets charge of $599. The overall increase in operating income resulted primarily from a full year of our 2006 acquisitions integrated into our existing facilities and, to a lesser extent, prescription growth at our existing pharmacies.

Interest Income.  Interest income was $811 and $1,309 for the years ended December 31, 2007 and 2006, respectively. The decrease in interest income is attributable to our increased use of cash to finance acquisitions during 2006, rather than investing those cash amounts, and to the change in our investment portfolio to non-taxable securities. We receive interest income primarily from our investment in short-term securities and other cash equivalents.

Provision for Taxes.  We recorded a provision for taxes in the amount of $1,917 and $1,007 for the years ended December 31, 2007 and 2006, respectively. The provision for the years ending December 31, 2007 and 2006 relate to federal, state and local income tax, as adjusted for certain permanent differences. Our income taxes payable were less than the tax provisions due to tax deductions related to non-cash compensation in 2006 and net operating loss deductions attributable to such non-cash compensation in 2007. The tax benefit of these deductions was credited to additional paid in capital.

The effective tax rate for 2006 reflected a benefit recognized upon the reversal of the full valuation allowance against our deferred tax assets.

Net Income.  For the year ended December 31, 2007, we recorded net income of $3,260 as compared to a net income of $3,190 for the comparable period in 2006. Net income for the year ended December 31, 2007 includes a ($640) pre-tax adjustment to premium reimbursement for prior periods ($403, net of tax) as a result of the California DHCS audit and a $599 pre-tax charge for the impairment of long-lived assets ($377, net of tax). Net income for the year ended December 31, 2006 includes $917 of pre-tax retroactive premium reimbursement ($697, net of tax) from prior periods in 2005 and 2004, as a result of retroactive payment of prescriptions dating back to September 2004 upon our qualification in 2005 for the California Pilot Program and premium reimbursement in New York.

Liquidity and Capital Resources

Net cash provided by operating activities for the years ended December 31, 2008, 2007 and 2006 were $4,380, $6,168 and $5,131, respectively. The decrease in 2008 as compared with 2007 was principally the result an increase in working capital required to fund the $12,103 increase in accounts receivable during the year ended December 31, 2008 and the after-tax settlement charge for the OMS litigation of $2,331. The increase in accounts receivable over December 31, 2007 is primarily the result of the acquisition of the Specialty Infusion business, which has a longer collection period than our Specialty HIV business.

Cash flows used in investing activities were $44,657, $3,660 and $22,349 for the years ended December 31, 2008, 2007 and 2006, respectively. For the year ended December 31, 2008, cash flows used in investing activities included payments of $50,359 for the Biomed acquisition ($48,000 paid to sellers plus $2,359 paid for acquisition costs) and purchases of property, plant and equipment of $1,161, partially offset by net sales of short term investments of $7,096. Cash flows used in investing activities for the year ended December 31, 2007 included net investments in short term securities of $2,820, payments of $519 for acquisitions and the purchase of property and equipment of $321. Cash flows used in investing activities for the year ended December 31, 2006 included payments of $38,316 for acquisitions and purchases of property and equipment of $534, partially offset by the net sale of short term investments of $16,501.

Cash flows provided by (used in) financing activities were $39,105, ($13) and $30,435 for the years ended December 31, 2008, 2007 and 2006, respectively. For the year ended December 31, 2008, cash flows provided by financing activities included the proceeds of the debt of $52,559 used to finance the Biomed acquisition, the proceeds from the exercise of employee stock options of $332, as well as the tax benefit realized from non-cash compensation related to employee stock options of $3,082. Cash flows provided by financing activities for the year ended December 31, 2008 were offset in part by the $907 payment for deferred financing costs and the $112 payment for the interest rate cap contract both relating to our debt facility with CIT, the $14,925 payment of loans assumed as part of the Biomed acquisition and $924 in payments for various debt-related obligations. Cash flows used in financing activities for the year ended December 31, 2007 included the repayment of various debt-related obligations of $746, offset by the tax benefit realized from the exercise of employee stock options of $733. Net proceeds provided by financing activities for the year ended December 31, 2006 included net proceeds of $28,852 from our secondary offering of common stock in January 2006. Also included for the year ended December 31, 2006 was net proceeds of $2,153 from the exercise of employee stock options and warrants and the tax benefit realized from the exercise of employee stock options of $212, which were partially offset by the repayment of various debt related obligations of $782.

As of December 31, 2008, we had $18,385 of cash and cash equivalents and $259 in short term investments, as compared to cash and cash equivalents of $19,557 and short-term investments of $9,283 as of December 31, 2007. The decrease in cash and cash equivalents and short-term investments was primarily due to cash paid for the Biomed acquisition of $18,200 in April 2008 and the payment of the OMS litigation settlement of $3,950 in May 2008, partially offset by an increase in borrowings under our line of credit with CIT of $5,000 in September 2008 and net cash provided by operating activities of $4,380.

As of December 31, 2008, we had $2,155 of auction rate securities, or ARS. These ARS are collateralized with Federal Family Education Loan Program student loans. The monthly auctions have historically provided a liquid market for these securities. However, since February 2008, there has not been a successful auction, in that there were insufficient buyers for these ARS. Based on an assessment of fair value, as of December 31, 2008, we have recorded a temporary impairment charge of $60 ($36, net of tax) on these securities. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process occurs or until maturity (ranging from 2037 to 2041). As of December 31, 2008, we reclassified the entire ARS investment balance from short-term investments to non-current marketable securities on our consolidated balance sheet because of our belief that it could take longer than one year for our investments in ARS to settle.

As of March 3, 2009, we had approximately $14,536 in cash and short term investments. We believe that our cash balances will be sufficient to provide us with the capital required to fund our working capital needs and operating expense requirements for at least the next 12 months.

Credit Agreement.  On April 4, 2008, we acquired 100% of the stock of Biomed for $48,000 in cash, 9,349,959 shares of Allion common and preferred stock and the assumption of $18,569 of Biomed debt.

To partially fund the cash portion of the Biomed transaction, we entered into a Credit and Guaranty Agreement, which we refer to as the Credit Agreement, with CIT and one other lender named therein, which provides for a five-year $55,000 senior secured credit facility, comprised of a $35,000 term loan and a $20,000 revolving credit facility. We also used a portion of the credit facility to refinance our assumption of $18,569 of Biomed debt. At our option, the principal balance of the term loan and the revolving credit facility bear interest at an annual rate equal to (i) LIBOR plus an applicable margin equal to 4.00% or (ii) a base rate equal to the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the Federal Funds rate plus 0.50%, plus, in the case of (a) and (b), an applicable margin equal to 3.00%. We may also use the proceeds under the revolving credit facility for working capital and other general corporate purposes.

As of March 2, 2009, $33,912 principal amount remains outstanding under the term loan, and we are required to make quarterly principal payments, which commenced September 30, 2008. As of March 2, 2009, $17,821 principal amount remains outstanding under the revolving credit facility. We are required to pay a fee equal to 0.5% annually on the unused portion of the revolving credit facility. We may prepay the term loan and revolving credit facility in whole or in part at any time without premium or penalty, subject to reimbursement of the lenders’ customary breakage and redeployment costs in the case of prepayment of LIBOR borrowings.

The Credit Agreement requires us to meet certain financial covenants on a quarterly basis, beginning June 30, 2008, including a Consolidated Total Leverage Ratio not greater than 3.25 to 1.00, a Consolidated Senior Leverage Ratio not greater than 2.75 to 1.00, a Consolidated Fixed Charges Coverage Ratio not less than 1.5 to 1.00, each as defined in the Credit Agreement. The Credit Agreement also imposes certain other restrictions, including annual limits on capital expenditures and our ability to incur or assume liens, make investments, incur or assume indebtedness, amend the terms of our subordinated indebtedness, merge or consolidate, liquidate, dispose of property, pay dividends or make distributions, redeem stock, repay indebtedness, or change our business. The Credit Agreement is secured by a senior secured first priority security interest in substantially all of our and our subsidiaries’ assets and is fully and unconditionally guaranteed by any of our current or future direct or indirect subsidiaries that are not borrowers under the Credit Agreement.

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

Since entering into the agreement with AmerisourceBergen, we have purchased the majority of our medications from AmerisourceBergen. The agreement also provides that our minimum purchases during the term of the agreement will be no less than $400,000. We believe we have met our minimum purchase obligations under this agreement. Pursuant to the terms of a related security agreement, AmerisourceBergen has a subordinated security interest in all of our assets. The original term of the AmerisourceBergen agreement expired on September 14, 2008. By contract, the term is extended on a month-to-month basis until either party gives at least ninety days prior written notice to the other party of its intention not to extend the agreement.

Long-Term Requirements.  We expect that the cost of additional acquisitions will be our primary long-term funding requirement. In addition, as our business grows, we anticipate that we will need to invest in additional capital equipment, such as the machines we use to create the MOMSPak, which we use to dispense medication to our patients. We also may be required to expand our existing facilities or to invest in modifications or improvements to new or additional facilities. If our business operates at a loss in the future, we will also need funding for such losses. Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements beyond the next

12 months, unanticipated events and opportunities may make it necessary for us to return to the public markets or establish new credit facilities or raise capital in private transactions in order to meet our capital requirements. The Credit Agreement contains covenants that place certain restrictions on our ability to incur additional indebtedness, as well as on our ability to create or allow new security interests or liens on our property. These restrictions could limit our ability to borrow additional amounts for working capital and capital expenditures. Furthermore, substantially all of our assets are currently being used to secure our indebtedness, increasing the difficulty we may face in obtaining additional financing. As a result of the above, we can offer no assurance that we will be able to obtain adequate financing, if needed, on reasonable terms or on a timely basis, if at all.

Contractual Obligations.  At December 31, 2008, our contractual cash obligations and commitments over the next five years were as follows:

	Payments Due by Period(1)
		Less than 1			More than 5
	Total	Year	1-3 Years	4-5 Years	Years
	(In thousands)

Capital Leases	$7	$3	$4	$—	$—
Operating Leases	2,717	1,110	1,341	266	—
CIT Term Loan	33,902	1,698	6,720	25,484	—
CIT Revolving Loan	17,821	—	—	17,821	—
Notes Payable — affiliate	3,644	—	—	3,644	—

Total	$58,091	$2,811	$8,065	$47,215	$—

(1)	Interest payments related to these obligations will be approximately $13,698 over the next five years and are not included above. These interest payments assume all contractual payments under the CIT term loan are made and interest rates remain at the December 31, 2008 level.

We may make an earn out payment in 2009 to the former Biomed stockholders if the Biomed business earnings before interest, taxes, depreciation and amortization for the twelve months ending April 30, 2009 exceeds $14,750 (the “Excess EBITDA”). The total amount of earn out payment due will be determined by multiplying the Excess EBITDA by eight. Subject to certain exceptions, (i) the first $42,000 of any earn out payment will be payable one-half in cash and one-half in Allion common stock and (ii) any earn out payment exceeding $42,000 will be payable in a mixture of cash and Allion common stock, to be determined at our sole discretion. Subject to our ability to pay the cash portion of any earn out payment out of available cash on hand, net of reasonable reserves, together with sufficient availability under any credit facility extended to us, we may pay the cash portion of any earn out payment either by issuing (i) promissory notes or (ii) shares of Allion common stock. Under no circumstances, however, will we be required to issue common stock in an amount that would result in the former stockholders of Biomed collectively holding in excess of 49% of (i) Allion’s then-outstanding common stock or (ii) Allion’s common stock with the power to direct our management and policies.

Off-Balance Sheet Arrangements.  We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risks primarily related to interest rates, including changes in interest rates, as it relates to cash and cash equivalents, which consist of demand deposits and money market accounts, and our Credit Agreement with CIT. Investments in ARS are classified as marketable securities and are considered non-current because we have the intent and ability to hold them for more than 12 months. We may sell these investments prior to maturity, and therefore, we may not realize the full value of these investments. We do not currently earn foreign-source income.

As a result of our $55 million Credit Agreement with CIT, we are exposed to market risk from changes in interest rates. At our option, borrowings under our credit facility will bear interest at (i) LIBOR plus an applicable margin equal to 4.00% or (ii) a base rate equal to the greater of (a) JP Morgan Chase Bank’s prime rate and (b) the Federal Funds rate plus 0.50%, plus, in the case of (a) and (b), an applicable margin equal to 3.00%. Our LIBOR contracts will vary in length from 30 to 180 days. Adverse changes in short term interest rates could affect our overall borrowing rate when contracts are renewed. We are required to maintain interest rate protection in connection with our variable rate borrowings associated with our CIT term loan. We manage the risk of interest rate variability through the use of a derivative financial instrument designed to hedge potential changes in variable interest rates. We use an interest rate cap contract for this purpose. At December 31, 2008, we had an interest rate cap contract outstanding with a notional amount of $17.5 million that expires in April 2011. Through this contract, we have capped the LIBOR component of our interest rate at 5%. As of December 31, 2008, the three-month LIBOR rate was 1.4250%. Assuming the maximum amount outstanding on our term loan and revolving credit facility with CIT, a 1% change in interest rates would result in additional annual interest expense of $350,000 ($206,500, net of tax) under the term loan and $200,000 ($118,000, net of tax) under the revolving credit facility.

At December 31, 2007, we had no long-term debt obligations, and therefore had more limited exposure to financial market risks, including changes in interest rates. Our cash and cash equivalents consisted of demand deposits, money market accounts and government obligations. Short-term investments consisted of highly liquid investments with short maturities.

Other Market Risk

With the recent liquidity issues experienced in the global credit and capital markets, $2.2 million of our ARS have experienced multiple failed auctions since early 2008. It is our intent to hold the $2.2 million until liquidity is restored. Based on an assessment of fair value as of December 31, 2008, we have recorded an unrealized impairment charge of $0.1 million on these securities.

We are not subject to other market risks such as currency risk, commodity price risk or equity price risk.

Item 8.	Financial Statements and Supplementary Data.

The following financial statements are included in this Report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Allion Healthcare, Inc.
Melville, New York

We have audited the accompanying consolidated balance sheets of Allion Healthcare, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in Part IV, Item 15(2) of this Annual Report. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allion Healthcare, Inc. and Subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), Allion Healthcare, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Melville, New York
March 6, 2009

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$18,385	$19,557
Short term investments and securities held for sale	259	9,283
Accounts receivable (net of allowance for doubtful accounts of $2,248 in 2008 and $149 in 2007)	44,706	18,492
Inventories	12,897	8,179
Prepaid expenses and other current assets	655	767
Deferred tax asset	1,305	344

Total current assets	78,207	56,622

Property and equipment, net	1,647	790
Goodwill	134,298	41,893
Intangible assets, net	53,655	27,228
Marketable securities, non-current	2,155	—
Other assets	1,027	83

Total assets	$270,989	$126,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,617	$15,832
Accrued expenses	2,819	2,172
Income taxes payable	1,648	147
Current maturities of long term debt	1,698	—
Current portion of capital lease obligations	3	47

Total current liabilities	30,785	18,198

Long term liabilities:
Long-term debt	32,204	—
Revolving credit facility	17,821	—
Notes payable — affiliates	3,644	—
Deferred tax liability	17,085	2,212
Capital lease obligations	4	—
Other	37	44

Total liabilities	101,580	20,454

Commitments and Contingencies
Stockholders’ Equity:
Convertible preferred stock, $.001 par value, shares authorized 20,000; issued and outstanding -0- in 2008 and 2007	—	—
Common stock, $.001 par value, shares authorized 80,000; issued and outstanding 25,946 in 2008 and 16,204 in 2007	26	16
Additional paid-in capital	168,386	112,636
Accumulated earnings (deficit)	1,033	(6,487)
Accumulated other comprehensive loss	(36)	(3)

Total stockholders’ equity	169,409	106,162

Total liabilities and stockholders’ equity	$270,989	$126,616

See accompanying notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(In thousands, except per share data)

Net sales	$340,674	$246,661	$209,503
Cost of goods sold	279,895	211,387	178,862

Gross profit	60,779	35,274	30,641

Operating expenses:
Selling, general and administrative expenses	35,523	26,728	24,158
Depreciation and amortization	5,519	3,574	3,540
Litigation settlement	3,950	—	—
Impairment of long-lived asset	519	599	—

Operating income	15,268	4,373	2,943

Interest expense	2,934	7	55
Interest income	(425)	(811)	(1,309)

Income before taxes	12,759	5,177	4,197

Provision for taxes	5,239	1,917	1,007

Net income	$7,520	$3,260	$3,190

Basic earnings per common share	$0.38	$0.20	$0.20

Diluted earnings per common share	$0.34	$0.19	$0.19

Basic weighted average of common shares outstanding	19,807	16,204	15,951
Diluted weighted average of common shares outstanding	22,275	17,017	16,967

See accompanying notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Preferred Stk.		Common Stk.				Accumulated
	$.001 par value		$.001 par value		Additional	Accumulated	Other
		Par		Par	Paid-In	Earnings	Comprehensive
	Shares	Value	Shares	Value	Capital	(Deficit)	Income (Loss)	Total
	(In thousands)

Balance, December 31, 2005	—	$—	12,956	$13	$80,228	$(12,937)	$39	$67,343
Comprehensive income:
Unrealized loss on investments		—	—	—	—	—	(50)	(50)
Net income	—	—	—	—	—	3,190	—	3,190

Total comprehensive income								3,140
Issuance of Common Stock:	—	—	—	—	—	—	—	—
Public offering	—	—	2,465	2	28,850	—	—	28,852
Exercise of options	—	—	421	1	1,248	—	—	1,249
Exercise of warrants	—	—	362		904	—	—	904
Cost of secondary offering	—	—	—	—	(203)	—	—	(203)
Stock based compensation	—	—	—	—	310	—	—	310
Tax benefit from exercise of employee stock options	—	—	—	—	212	—	—	212

Balance, December 31, 2006	—	—	16,204	$16	$111,549	$(9,747)	$(11)	$101,807

Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	—	8	8
Net income	—	—	—	—	—	3,260	—	3,260

Total comprehensive income								3,268
Stock based compensation					354			354
Tax benefit from exercise in prior years of employee stock options	—	—	—	—	733	—	—	733

Balance, December 31, 2007	—	—	16,204	$16	$112,636	$(6,487)	$(3)	$106,162

Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	—	(33)	(33)
Net income	—	—	—	—	—	7,520	—	7,520

Total comprehensive income								7,487
Issuance of preferred stock for business acquisition	6,125	6	—	—	35,460	—	—	35,466
Conversion of preferred stock to common stock	(6,125)	(6)	6,125	6	—	—	—	—
Issuance of common stock
Business acquisition	—	—	3,225	3	16,571	—	—	16,574
Exercise of options	—	—	357	1	331	—	—	332
Grant of restricted stock awards	—	—	35	—	94	—	—	94
Stock based compensation	—	—	—	—	212	—	—	212
Tax benefit from exercise of employee stock options	—	—	—	—	3,082	—	—	3,082

Balance, December 31, 2008	—	—	25,946	$26	$168,386	$1,033	$(36)	$169,409

See accompanying notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,520	$3,260	$3,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,519	3,574	3,540
Impairment of long-lived asset	519	599	—
Deferred rent	(6)	(15)	30
Amortization of deferred financing costs	136	—	—
Amortization of debt discount on acquisition notes	39	—	17
Change in fair value of interest rate cap contract	109	—	—
Provision for doubtful accounts	1,852	529	1,077
Stock based compensation expense	306	354	310
Deferred taxes	(274)	922	795
Changes in operating assets and liabilities exclusive of acquisitions:
Accounts receivable	(12,103)	(724)	(4,733)
Inventories	(2,804)	(3,142)	(699)
Prepaid expenses and other assets	216	87	(77)
Accounts payable, accrued expenses and income taxes payable	3,351	724	1,681

Net cash provided by operating activities	4,380	6,168	5,131

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(1,161)	(321)	(534)
Sale of property and equipment	26	—	—
Purchase of restricted certificate of deposit	(259)	—	—
Purchase of short term investments	(300)	(66,470)	(90,857)
Sale of short term investments	7,396	63,650	107,358
Payments for investment in Biomed, net of cash acquired	(50,359)	(220)	—
Payments for acquisitions	—	(299)	(38,316)

Net cash used in investing activities	(44,657)	(3,660)	(22,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from CIT revolver note	17,821	—	—
Net proceeds from CIT term loan	34,738	—	—
Payment for CIT interest rate cap contract	(112)	—	—
Payment for deferred financing costs	(907)	—	—
Payment for Biomed loans assumed	(14,925)	—	—
Net Proceeds from IPO/ Secondary Offering	—	—	28,852
Net Proceeds — Exercise of Employee Stock Options and Warrants	332	—	2,153
Tax benefit from exercise of employee stock options	3,082	733	212
Repayment of CIT term loan, Notes & Capital Leases	(924)	(746)	(782)

Net cash provided by (used in ) financing activities	39,105	(13)	30,435

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,172)	2,495	13,217
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,557	17,062	3,845

CASH AND CASH EQUIVALENTS, END OF YEAR	$18,385	$19,557	$17,062

SUPPLEMENTAL DISCLOSURE
Income Taxes Paid	$969	$82	$103
Interest Paid	$2,450	$46	$52

See accompanying notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and patient data)

Note 1.	The Company

Allion Healthcare, Inc. (the “Company” or “Allion”) is a national provider of specialty pharmacy and disease management services focused on HIV/AIDS patients, as well as specialized biopharmaceutical medications and services to chronically ill patients. The Company works closely with physicians, nurses, clinics and AIDS Service Organizations and with government and private payors to improve clinical outcomes and reduce treatment costs for its patients.

The Company operates its business as two reporting segments. The Company’s Specialty HIV division distributes medications, ancillary drugs and nutritional supplies under its trade name MOMS Pharmacy. Most of the Company’s HIV/AIDS patients rely on Medicaid and other state-administered programs, such as the AIDS Drug Assistance Program (“ADAP”), to pay for their HIV/AIDS medications.

The Company’s Specialty Infusion division, acquired in April 2008, focuses on specialty biopharmaceutical medications under the name Biomed. Biomed provides services for intravenous immunoglobulin, blood clotting factor, and other therapies for patients living with chronic diseases.

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

Revenue Recognition.  The Company is reimbursed for a substantial portion of its net sales by government and private payors. Net sales are recognized upon shipment and are recorded net of contractual allowances to patients, government, private payors and others. Contractual allowances represent estimated differences between billed sales and amounts expected to be realized from third-party payors. Any difference between amounts expected to be realized from third party payors and actual amounts received are recorded as an adjustment to sales in the period the actual reimbursement rate is determined.

Any patient can initiate the filling of prescriptions by having a doctor call in prescriptions to the Company’s pharmacists, faxing a pharmacists a prescription, or mailing prescriptions to one of the Company’s facilities. Once the Company has verified that the prescriptions are valid and has received authorization from a patient’s insurance company or state insurance program, the pharmacist then fills the prescriptions and ships the medications to the patient through an outside delivery service, an express courier service or postal mail, or the patient picks up the prescriptions at the pharmacy.

The Company’s Specialty HIV division receives premium reimbursement under California’s HIV/AIDS Pharmacy Pilot Program (the “California Pilot Program”), and has been certified as a specialized HIV pharmacy eligible for premium reimbursement under the New York State Medicaid program. The California

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pilot Program was renewed until June 30, 2009. The Company has been notified that the New York program has been extended through September 2009 and is awaiting recertification. The Company qualified for both the California and New York programs in 2005. Premium reimbursement for eligible prescriptions dispensed in the current period is recorded as a component of net sales. These revenues are estimated at the time service is provided and accrued to the extent that payment has not been received. Under the California Pilot Program, the Company receives regular payments for premium reimbursement, which are paid in conjunction with the regular reimbursement amounts due through the normal payment cycle. In New York, the Company receives the premium payment annually.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement.

Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. At December 31, 2008, the Company did not have any uncertain tax positions, and the Company does not expect FIN 48 to have a significant impact on its results of operations or financial position during the next 12 months.

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

Investments.  The Company’s investments consist of certificates of deposit and available for sale securities, principally auction rate securities (“ARS”), which are carried at fair value. As of December 31, 2008, the Company reclassified the entire ARS investment balance from short term investments to marketable securities, non-current because of the Company’s belief that it could take longer than one year for the Company’s investments in ARS to settle. Unrealized gains and losses are reported as accumulated comprehensive income in stockholders’ equity until realized. For additional discussion of ARS, refer to Note 7 in these Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Concentrations of Risk.  The Company’s primary concentration of credit risk is patient accounts receivable, which consists of various amounts owed by governmental agencies, insurance companies and, to a lesser degree, private patients. The Company manages the receivables by regularly reviewing its accounts and by providing appropriate allowances for uncollectible amounts. The Company’s Specialty HIV business is currently concentrated in New York and California. The Company’s Specialty Infusion business is more

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

broadly based and currently serves patients in over 20 states. Significant concentrations of patient accounts receivable as a percentage of total receivables are with the following payors as of December 31:

	2008	2007

California State Medicaid Programs	21%	23%
New York State Medicaid Program	11%	20%
California ADAP	10%	20%

Credit losses relating to customers historically have been minimal and within management’s expectations. At December 31, 2008 and 2007, the Company had an aggregate outstanding receivable from all federal and state agencies of $25,352 and $12,785, respectively.

The Company has substantially all of its cash, cash equivalents and short-term investments with two financial institutions. Such cash balances, at times, may exceed FDIC limits. To date, the Company has not experienced any losses in such accounts.

During 2008, the global credit and capital markets have experienced liquidity issues. There have been recent auction market failures and at present there is no official estimate when liquidity will be restored to the market. Approximately $7,100 in ARS were sold in the first quarter of 2008. It is the Company’s intention to hold the balance of $2,155 in ARS until liquidity is restored. The Company currently has the ability to hold these ARS until a recovery of the auction rate process occurs or until maturity (ranging from 2037 to 2041). Based upon an assessment of fair value as of December 31, 2008, the Company has recorded an unrealized impairment charge of $60 on these securities.

Net Earnings Per Share Information.  Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive. The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended December 31,
	2008	2007	2006

Numerator:
Net Income	$7,520	$3,260	$3,190

Denominator:
Weighted average common shares outstanding	19,807	16,204	15,951
Effect of dilutive convertible preferred stock	1,833	—	—
Effect of dilutive common stock options	292	456	597
Effect of dilutive common stock warrants	343	357	419

Diluted weighted average of common shares	22,275	17,017	16,967

Earnings per common shares:
Basic income per common share	$0.38	$0.20	$0.20
Diluted income per common share	$0.34	$0.19	$0.19

For the years ended December 31, 2008, 2007 and 2006, the diluted earnings per share does not include the impact of common stock options and warrants then outstanding of 757, 915 and 150, respectively, as the effect of their inclusion would be anti-dilutive.

Stock-Based Compensation Plans.  Under the terms of the Company’s stock option plans, the Board of Directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of the Company.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2006, the Company adopted FASB Statement on Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”), which requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as compensation expense over the requisite service period. The Company adopted SFAS 123R by applying the modified prospective transition method and, therefore, (i) did not restate any prior periods and (ii) is recognizing compensation expense for all share-based option awards granted after January 1, 2006 or that were outstanding but not yet vested as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the Company’s SFAS 123 pro-forma disclosures.

During the years ended December 31, 2008, 2007, and 2006, the Company recorded $306, $354 and $310, respectively, in non-cash compensation expense related to its share-based compensation awards. The Company recognizes compensation expense for share-based awards on a straight-line basis over the requisite service period of the entire award. Compensation expense related to share-based awards is recorded in selling, general and administrative expenses.

The grant-date fair value of restricted stock share-based payment awards is determined based upon the closing price of the Company’s stock on the date of grant. The weighted average grant-date fair value of restricted stock awards granted during 2008 was $4.28. The Company did not grant any restricted stock awards in 2007 and 2006.

The grant-date fair value of stock option share-based payment awards is determined using a Black-Scholes model. The weighted average grant-date fair value of options granted during 2008 and 2006 were $1.45 and $4.29. The Company did not grant any options in 2007.

The following table summarizes the assumptions used for option grants during the years ended December 31, 2008 and 2006.

	2008	2006

Risk-free interest rate	2.92%	5.23%
Dividend yield	0.00%	0.00%
Volatility factor	35.8%	44.81%
Weighted average expected life	6.5 years	6.5 years

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

Allowance for Doubtful Accounts.  Management regularly reviews the collectability of accounts receivable by tracking collection and write-off activity. Estimated write-off percentages are then applied to aging categories by payor classification to determine the allowance for estimated uncollectible accounts. The allowance for estimated uncollectible accounts is adjusted as needed to reflect current collection, write-off and other trends, including changes in assessment of realizable value. While management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter end and that the Company has made adequate provisions for uncollectible accounts based on all information available, the Company can give no assurance as to the level of future provisions for uncollectible accounts, or how they will compare to the levels experienced in the past. The Company’s ability to successfully collect its accounts receivable depends, in part,

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on its ability to adequately supervise and train personnel in billing and collections and minimize losses related to system changes.

Shipping and Handling Costs.  Incurred shipping and handling costs are included in selling, general and administrative expenses. Shipping and handling costs were approximately $3,202, $2,770 and $2,313 in 2008, 2007 and 2006, respectively. Shipping and handling costs are not billed to customers.

Long-Lived Assets.  In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), amortization of intangible assets is provided using the straight-line method over the estimated useful lives of the assets. The carrying values of intangible and other long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions: cash flow deficits, a historic or anticipated decline in net sales or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset, and a material decrease in the fair market value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. For the year ended December 31, 2008, the Company recorded a non-cash charge of $519 to reflect the impairment of the Company’s intangible asset and property and equipment as a result of its abandonment of the long-lived assets acquired from Oris Medical Systems, Inc. in June 2005. For the year ended December 31, 2007, the Company recorded a non-cash charge of $599 to reflect the impairment of an intangible asset as a result of the termination of a license for the Labtracker-HIV tm software from Ground Zero Software, Inc. (“Ground Zero”).

Goodwill and Other Intangible Assets.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets associated with acquisitions that are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Such impairment tests require the comparison of the fair value and the carrying value of reporting units. For evaluation purposes, the Company has three reporting units. The Company utilizes an income and market approach when measuring the fair value of a reporting unit. A discounted net cash flow analysis provides an indication of value based upon the present value of anticipated future cash flows, discounted at an appropriate present worth factor reflecting the risk inherent in the investment. The income approach considers the Company’s future sales, net cash flow and growth potential. The market approach is based on the comparable transaction method, which considers the sale and acquisition activities in the Company’s industry. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired. In determining fair value, the Company relies upon and considers a number of factors, which requires it to make a number of critical economic, market and business assumptions that reflect its best estimates as of the testing date. The Company believes that the methods it used to determine these underlying assumptions and estimates are reasonable. Actual results may differ significantly from the Company’s estimates and assumptions, or circumstances could change that would cause the Company to conclude differently.

During the fourth quarter of 2008, the Company experienced a decline in its market capitalization due to the current global economic environment and the overall volatility in the stock market. As a result, the Company’s market capitalization was less than its book value as of the end of 2008. The Company does not believe that the decline in its stock price was caused by events directly related to it. With respect to the testing of the Company’s goodwill for impairment, the Company believes that it is reasonable to consider market capitalization as an indicator of fair value over a reasonable period of time. The Company considered and evaluated the decline in market capitalization, as well as other factors described above and concluded that its goodwill balance continues to be recoverable. If the current economic market conditions and volatility in the

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock market persist, the Company may be adversely affected, which could result in an impairment in goodwill in the future.

The Company assesses the potential impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors that could trigger an interim impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business; and

•	significant negative industry or economic trends, including sustained declines in market capitalization.

If the Company determines through the impairment review process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of income. Based on the 2008 impairment review process, there was no impairment to goodwill and other intangible assets that have indefinite lives during the year ended December 31, 2008.

Advertising Costs.  Advertising costs are expensed as incurred. Advertising costs in 2008, 2007 and 2006 were approximately $211, $108 and $74, respectively, and were included in selling, general and administrative expenses.

Reclassifications.  Certain prior years’ balances have been reclassified to conform with the current year’s presentation.

Note 3.	Recent Accounting Pronouncements

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on January 1, 2008. SFAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on January 1, 2008, SFAS No. 157 was applied prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. The adoption of SFAS No. 157 for the Company’s financial assets and financial liabilities did not have a material impact on its consolidated financial statements. On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”), which clarifies the application of SFAS No. 157 in situations in which the market for a financial asset is inactive. FSP 157-3 also provides an example that illustrates key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 was effective upon issuance. The Company’s adoption of FSP 157-3 did not have a material impact on its consolidated financial statements. On January 1, 2009, SFAS No. 157 also applied to all other fair value measurements. The impact of the adoption of SFAS No. 157-2 on the Company’s non-financial assets and non-financial liabilities will not have a material impact on the Company’s consolidated financial statements. See Note 7 Fair Value Of Certain Financial Assets And Liabilities in these to Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

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

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because SFAS No. 161 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, the Company’s adoption of SFAS No. 161 will not have an impact on the Company’s financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise price and settlement provisions. EITF 07-5 also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company will be required to adopt EITF 07-5 on January 1, 2009 with the cumulative effect of the adoption adjusted to the opening balance of retained earnings. The Company is currently assessing the impact of the adoption of EITF 07-5 on its consolidated financial statements.

Note 4.	Acquisitions

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

The purchase price of $121,188 for all of the outstanding shares of Biomed was paid with funds from a new senior credit facility provided by CIT Healthcare LLC (“CIT”) (see Note 10 Financing Activity), available cash, and newly issued Allion common stock and Series A-1 preferred stock. The aggregate consideration paid

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the former Biomed stockholders consisted of $48,000 in cash and a combined total of approximately 9,350 shares of Allion common stock and Series A-1 preferred stock. The Company also assumed $18,569 of Biomed’s outstanding indebtedness and incurred direct acquisition costs of $2,579. In addition to the purchase price, the Company may make an earn out payment in 2009 to the former Biomed stockholders if the Biomed business earnings before interest, taxes, depreciation and amortization for the twelve months ending April 30, 2009 exceeds $14,750 (the “Excess EBITDA”). The total amount of earn out payment due will be determined by multiplying the Excess EBITDA by eight. Subject to certain exceptions, (i) the first $42,000 of any earn out payment will be payable one-half in cash and one-half in Allion common stock and (ii) any earn out payment exceeding $42,000 will be payable in a mixture of cash and Allion common stock, to be determined at the Company’s sole discretion. Subject to the Company’s ability to pay the cash portion of any earn out payment out of available cash on hand, net of reasonable reserves, together with sufficient availability under any credit facility extended to the Company, the Company may pay the cash portion of any earn out payment either by issuing (i) promissory notes or (ii) shares of Allion common stock. Under no circumstances, however, will the Company be required to issue common stock in an amount that would result in the former stockholders of Biomed collectively holding in excess of 49% of (i) Allion’s then-outstanding common stock or (ii) Allion’s common stock with the power to direct the Company’s management and policies.

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

In accordance with NASDAQ Marketplace Rule 4350(i)(1)(C), at the closing of the Merger, the Company issued to the former Biomed stockholders new Allion common stock in an amount equal to 19.9% of its common stock outstanding, with the remainder of the stock portion of the purchase price issued in Allion Series A-1 preferred stock. The total number of shares of Allion common stock issued at closing was 3,225, and the total number of shares of Allion Series A-1 preferred stock issued at closing was 6,125. On June 24, 2008, the Company’s stockholders approved the issuance of 6,125 shares of common stock, resulting in a one-for-one conversion of the Series A-1 preferred stock into Allion common stock. The shares of Allion common stock issued to the former Biomed stockholders represent 36% of the total Allion shares outstanding.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following allocation of the purchase price and the transaction costs are based on information available to the Company’s management at the time the consolidated financial statements were prepared.

Purchase Price Paid
Cash paid to seller at closing	$48,000
Notes payable assumed	13,944
Long-term debt assumed	4,625
Fair value of common stock issued(1)	16,574
Fair value of preferred stock issued(2)	35,466
Direct acquisition costs(3)	2,579

Total purchase price	$121,188

Allocation of Purchase Price
Customer relationships (10 year life)	$24,950
Trade name (20 year life)	6,230
Covenant not to compete (3 year life)	540
Goodwill	92,405

124,125
Assets/liabilities assumed:
Accounts receivable, net	15,963
Inventories	1,914
Other current assets	280
Fixed assets	465
Notes receivable/other assets	202
Total current liabilities	(7,693)
Capital lease obligation	(4)
Deferred tax asset	525
Deferred tax liability	(14,589)

$121,188

(1)	The consideration associated with the common stock was valued at $5.14 per share based on the average closing price of Allion common stock three days before and after the March 13, 2008 announcement of the Merger.

(2)	The consideration associated with preferred stock was valued at $5.79 per share based on an independent valuation.

(3)	A portion of this amount was paid in 2007.

The acquisition was recorded by allocating the purchase price to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess cost over the net amounts assigned to the fair value of the assets acquired is recorded as goodwill. The results of operations from the acquisition is included in Allion’s consolidated operating results as of April 4, 2008, the date the business was acquired. The Biomed business operates as a separate reportable segment (see Note 20 Operating Segments). The goodwill and identifiable intangible assets recorded as a result of the Biomed acquisition are not expected to be deductible for tax purposes.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following unaudited pro forma results were developed assuming the acquisition of Biomed occurred on January 1, 2007 and that the 9,350 shares of Allion common stock and Series A-1 preferred stock were also issued as of January 1, 2007. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transaction set forth above had occurred on the date indicated or what the Company’s results of operations will be in future periods. The financial results for the periods prior to the acquisition were based on audited or reviewed financial statements, where required, or internal financial statements as provided by the seller.

	Years Ended December 31,
	2008	2007
	(Unaudited)

Revenue	$361,079	$295,854
Net income	8,825	4,071
Earnings per common share:
Basic	$0.35	$0.16
Diluted	$0.33	$0.15

On June 30, 2005, Oris Health, Inc., a newly-formed California corporation and wholly owned subsidiary of the Company, acquired, pursuant to an asset purchase agreement dated May 19, 2005, all right, title and interest in and to certain intellectual property and other assets owned, leased or held for use by Oris Medical System, Inc. (“OMS”), a development-stage company incorporated in Washington. The acquisition included an assignment of OMS’ license to use Ground Zero’s computer software program known as LabTracker — HIVtm and Oris System, an electronic prescription writing system.

On April 2, 2007, Ground Zero notified the Company of the termination of the license for the LabTracker — HIVtm software pursuant to the terms of the Distribution and License Agreement, dated March 1, 2005 (the “License Agreement”), between OMS and Ground Zero. OMS assigned the License Agreement to the Company when the Company acquired substantially all of OMS’s assets in June 2005. As a result of the termination of the LabTracker license agreement with Ground Zero, the Company recorded a charge of $599 ($1,228 less accumulated amortization of $629) for the year ended December 31, 2007 to reflect the impairment of a long-lived asset related to the LabTracker license.

On May 6, 2008, the Company settled its litigation with OMS (see Note 14 Contingencies). As a result of the settlement, the original asset purchase agreement was terminated, and effective September 1, 2008, all parties were released from the related non-compete, non solicitation and confidentiality agreements. In September 2008, the Company decided to abandon and cease to use all of the remaining assets recorded as part of the June 2005 acquisition of the net assets of OMS. Accordingly, the Company recognized an impairment loss for the net value of the remaining acquired intangible assets and capitalized software development of $519 ($981 less accumulated amortization of $462) for the year ended December 31, 2008.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill by operating segment including any purchase price adjustments for the years ended December 31, 2008 and 2007 are as follows:

	Specialty HIV	Specialty Infusion	Total

Balance as of December 31, 2006	$42,067	$—	$42,067
Purchase price adjustment during the year	(174)	—	(174)

Balance as of December 31, 2007	41,893	—	41,893
Goodwill acquired during the year	—	92,405	92,405

Balance as of December 31, 2008	$41,893	$92,405	$134,298

Note 5.	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash approximates its fair value. Cash and cash equivalents consisted of the following:

	December 31,
	2008	2007

Cash	$18,385	$11,143
Short-term securities	—	8,414

Total	$18,385	$19,557

The short-term securities were generally government obligations and were carried at amortized cost, which approximated fair market value. The unrealized loss at December 31, 2007 was $6 ($3, net of tax) and is recorded as a component of accumulated other comprehensive income.

Note 6.	Short Term Investments and Securities Held for Sale

Short term investments of $259 at December 31, 2008 include a certificate of deposit with an original term of twelve months, ending in November 2009 and an annual interest rate of 2.47%. Short term investments at December 31, 2007 include available-for-sale securities, which are carried at market value. Short term investments and securities held for sale consisted of $9,283 in ARS at December 31, 2007. There have been recent auction market failures in 2008 and, at present, there is no official estimate when liquidity will be restored to the market. Approximately $7,100 of ARS were sold in the first quarter of 2008. It is the Company’s intention to hold the balance of $2,155 until liquidity is restored. The Company currently has the ability to hold these ARS until a recovery of the auction rate process occurs or until maturity (ranging from 2037 to 2041). As of December 31, 2008, the Company has reclassified the entire ARS investment balance from short term investments to marketable securities, non-current because of the Company’s belief that it could take longer than one year for the Company’s investments in ARS to settle. Based upon an assessment of fair value as of December 31, 2008, the Company has recorded an unrealized impairment charge of $60 on these securities. As of December 31, 2007, the Company had not incurred any impairment charge. See Note 7 Fair Value of Certain Financial Assets and Liabilities to these Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Note 7.	Fair Value of Certain Financial Assets and Liabilities

On January 1, 2008, the Company adopted the methods of fair value as described in SFAS No. 157 to value its financial assets and liabilities. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price be used to measure fair value whenever possible. Financial assets included in the Company’s financial statements and measured at fair value as of December 31, 2008 are classified based on the valuation technique level as follows:

Non-current marketable securities of $2,155 consist of ARS, which were measured using unobservable inputs (Level 3). These securities were assigned to Level 3 because broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.

At December 31, 2008, the Company had an interest rate cap contract outstanding with a notional amount of $17,500 that expires in April 2011. This interest rate cap contract is valued using current quoted market prices and significant other observable and unobservable inputs and is considered a Level 2 item and is immaterial to the Company’s financial statements.

Auction Rate Securities

As of December 31, 2008, the Company had $2,155 of ARS, the fair value of which has been measured using Level 3 inputs. These ARS are collateralized with Federal Family Education Loan Program student loans. The monthly auctions have historically provided a liquid market for these securities. However, since February 2008, there has not been a successful auction, in that there were insufficient buyers for these ARS.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of December 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows, and expected holding periods of the ARS. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the ARS, including assumptions about risk, developed based on the best information available in the circumstances.

Based on this assessment of fair value, as of December 31, 2008, the Company has recorded a temporary impairment charge on these securities. The unrealized loss through December 31, 2008 was $60 ($36, net of tax) and is recorded as a component of other comprehensive income. The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process occurs or until maturity (ranging from 2037 to 2041). As of December 31, 2008, the Company reclassified the entire ARS investment balance from short term investments to marketable securities, non-current on its consolidated balance sheet because of the Company’s belief that it could take longer than one year for its investments in ARS to settle.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the activity for the ARS, measured at fair value using Level 3 inputs:

Twelve Months
Ended
December 31, 2008

Balance at beginning of period	$—
Transfers to Level 3 investments	2,228
Total gains and losses:
Included in earnings — realized	(13)
Unrealized losses included in accumulated other comprehensive loss	(60)

Balance at December 31, 2008	$2,155

Note 8.	Intangible Assets

Intangible assets as of December 31, 2008 and 2007 are as follows:

	Weighted
	Average Remaining	December 31,
	Amortization Period	2008		2007
	as of December 31,		Accumulated		Accumulated
	2008	Cost	Amortization	Cost	Amortization

Intangibles
Specialty HIV
California license	Perpetual	$479	$—	$479	$—
Customer lists	—	2,200	(2,200)	2,200	(2,123)
Referral lists	142 Months	29,153	(6,388)	29,153	(4,447)
Non-compete covenant	27 Months	2,979	(2,110)	3,179	(1,698)
Software	—	50	(50)	136	(118)
Clinic List(1)	—	—	—	522	(55)

Total Specialty HIV		34,861	(10,748)	35,669	(8,441)

Specialty Infusion
Trade name	231 Months	6,230	(234)	—	—
Non-compete agreement	27 Months	540	(135)	—	—
Customer relationships	115 Months	24,950	(1,809)	—	—

Total Specialty Infusion		31,720	(2,178)	—	—

Total Company	123 Months	$66,581	$(12,926)	$35,669	$(8,441)

(1)	The Company recorded a charge for the year ended December 31, 2008 to reflect the impairment loss for the net value of the remaining acquired intangible asset.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of intangible assets for the years ended December 31, 2008, 2007 and 2006 was $4,849, $3,153 and $3,124, respectively. The estimated annual amortization expense, based on current intangible balances, for the next five years beginning January 1, 2009 is as follows:

Years	Amount

2009	$5,224
2010	$5,198
2011	$4,811
2012	$4,118
2013	$3,940

Note 9.	Property and Equipment

	Useful	December 31,
	Lives	2008	2007

Machinery and equipment under capital lease obligations	4 Years	$166	$166
Machinery and equipment	3-5 Years	2,155	1,508
Leasehold Improvements	1-3 Years	1,083	435
Furniture and fixtures	3-7 Years	370	179

		3,774	2,288
Less: accumulated depreciation and amortization		(2,127)	(1,498)

		$1,647	$790

Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2008, 2007 and 2006 was approximately $670, $421 and $416, respectively.

Note 10.	Financing Activity

On April 4, 2008, in connection with the acquisition of Biomed (see Note 4 Acquisitions), the Company entered into a Credit and Guaranty Agreement with CIT (“the Credit Agreement”), which provides for a five-year $55,000 senior secured credit facility comprised of a $35,000 term loan and a $20,000 revolving credit facility. At the Company’s option, the principal balance of loans outstanding under the term loan and the revolving credit facility will bear annual interest at a rate equal to a base rate (higher of Federal Funds rate plus 0.5%, or prime rate) plus 3% or LIBOR plus 4%. The Company incurred $907 in deferred financing costs related to this financing, which are being amortized over the five-year term of the loan. As of December 31, 2008, unamortized deferred financing costs related to the senior secured credit facility were $771. The Company may prepay the term loan and the revolving credit facility in whole or in part at any time without penalty, subject to reimbursement of the lenders’ customary breakage and redeployment costs in the case of prepayment of LIBOR borrowings. The Credit Agreement covenants include the requirement to maintain certain financial ratios. As of December 31, 2008, the Company was in compliance with all financial covenants. The Credit Agreement is secured by a senior secured first priority security interest in substantially all of the Company’s assets and is fully and unconditionally guaranteed by any of the Company’s current or future direct or indirect subsidiaries that are not borrowers under the Credit Agreement.

Revolving Credit Facility

At December 31, 2008, the Company’s borrowing under the revolving credit facility was $17,821, and the interest rates on the revolving credit facility ranged from 5.195% to 5.899%.The weighted average annual interest rate for the year ended December 31, 2008 on the revolving credit facility was 6.6%. The Company is required to pay the lender a fee equal to 0.5% per annum on the unused portion of the revolving credit facility.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Loan

At December 31, 2008, the Company’s borrowing under the term loan was $34,125, and the interest rate on the term loan was 5.635%. The weighted average annual interest rate for the year ended December 31, 2008 on the term loan was 6.7%. The Company is required to make consecutive quarterly principal payments, which commenced on September 30, 2008, with a final payment due on April 4, 2013.

Long term debt under the Company’s senior credit facility consists of the following at December 31, 2008:

Term loan, net of original issue discount of $223	$33,902
Less: current maturities	1,698

Long term debt	$32,204

The Company is required to maintain interest rate protection in connection with its variable rate borrowings associated with its term loan. The Company manages the risk of interest rate variability through the use of a derivative financial instrument designed to hedge potential changes in variable interest rates. The Company uses an interest rate cap contract for this purpose. At December 31, 2008, the Company had an interest rate cap contract outstanding with a notional amount of $17,500 that expires in April 2011. Through this contract, the Company has capped the LIBOR component of its interest rate at 5%. As of December 31, 2008, the three-month LIBOR rate was 1.425%.

The Company did not elect to apply hedge accounting. The fair value of the derivative resulted in a mark-to-market loss of $109 for the year ended December 31, 2008.

The aggregate maturities of long-term debt and minimum payments under capital lease obligations for each of the five years subsequent to December 31, 2008 and thereafter are as follows:

2009	$1,701
2010	2,226
2011	4,498
2012	5,198
2013	41,751
Thereafter	—

Total	$55,374

Note 11.	Notes Payable — Affiliates

At December 31, 2008, Notes payable — affiliates consist of three unsecured notes in the amount of $3,000, $425 and $219. All three notes are due on demand and bear interest at 6% per annum. The notes are subordinated to the revolving credit facility and the term loan described in Note 10 Financing Activity and have been classified as long-term.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Income Taxes

The income tax expense computed at the statutory federal income tax rate reconciled to the reported amount is as follows:

	Year Ended December 31,
	2008	2007	2006

Federal statutory rate:	35%	34%	34%
Tax expense at federal statutory rates	$4,465	$1,760	$1,427
Change in valuation allowance	—	—	(913)
Permanent differences	(21)	(195)	20
State income taxes	795	352	473

	$5,239	$1,917	$1,007

Deferred tax assets (liabilities) comprise of the following:

	2008	2007

Current:
Assets:
Allowance for doubtful accounts	$916	$60
Inventory	203	108
Non deductible accruals	131	174
Investments	25	2
Tax carry forwards	22	—
Stock based compensation	8	—

Current Deferred Tax Asset	1,305	344

Non-Current:
Assets:
Fixed assets	(27)	60
Stock based compensation	298	200

Subtotal non-current assets	271	260
Liabilities:
Deductible goodwill	(2,888)	(1,897)
Intangible assets	(14,468)	(575)

Non-Current Deferred Tax Liability	(17,085)	(2,212)

Overall Deferred Tax Liability	$(15,780)	$(1,868)

The Company’s federal, state and local income taxes payable for 2008 were reduced by $3,141 through the utilization of net operating loss deductions that were generated in prior years attributable to tax deductions for equity-based compensation. This benefit was credited to additional paid in capital. At December 31, 2008, the Company had no operating loss carryforwards available for tax purposes.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provisions for income taxes for the years ended December 31, 2008, 2007 and 2006 consist of the following:

	2008	2007	2006

Federal:
Current	$4,294	$671	$—
Deferred	(214)	712	693
State:
Current	1,219	324	212
Deferred	(60)	210	102

Total	$5,239	$1,917	$1,007

The Company adopted FIN 48 effective January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement.

At December 31, 2008, the Company did not have accrued interest and penalties related to any unrecognized tax benefits. The years subject to potential audit varies depending on the tax jurisdiction. Generally, the Company’s statutes are open for tax years ended December 31, 2005 and forward. The Company’s major taxing jurisdictions include the United States, New York, California, Pennsylvania and Kansas.

The IRS has notified the Company of its intent to audit the Company’s 2006 Federal Income Tax Return.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Lease Commitments

The Company leases commercial property as follows:

Location	Principal Use	Property Interest

Melville, NY	Pharmacy and Executive Offices	Leased — expiring August 31, 2009
Gardena, CA	Pharmacy	Leased — expiring March 31, 2011
Inglewood, CA	Pharmacy	Leased — expiring September 30, 2010
La Jolla, CA	Billing Center	Leased — expiring July 31, 2011
Los Angeles, CA	Pharmacy	Leased — expiring December 31, 2010
Oakland, CA	Pharmacy	Leased — expiring June 30, 2010
San Diego, CA	Pharmacy	Leased — expiring January 31, 2012
San Francisco, CA	Pharmacy	Leased — expiring November 30, 2011
San Francisco, CA	Pharmacy	Leased — expiring February 28, 2009(1)
Van Nuys, CA	Pharmacy	Leased — expiring December 31, 2010
Ft. Lauderdale, FL	Pharmacy	Leased — expiring October 31, 2010
Miami, FL	Pharmacy	Leased — expiring November 30, 2013
Derby, KS	Pharmacy	Leased — expiring January 13, 2010
Lenexa, KS	Pharmacy	Leased — expiring July 31, 2010
Omaha, NE	Pharmacy	Leased — expiring March 31, 2009
Brooklyn, NY	Pharmacy	Leased — expiring June 30, 2013
Elmsford, NY	Pharmacy	Leased — expiring June 30, 2012
Sharon Hill, PA	Pharmacy and Divisional Headquarters	Leased — expiring March 31, 2011
Seattle, WA	Pharmacy	Leased — expiring October 31, 2012
Fort Worth, TX	Pharmacy	Leased — month-to-month
Seattle, WA	Pharmacy	Leased — month-to-month

(1)	The company is currently renegotiating the terms of this lease with the landlord.

At December 31, 2008, the Company’s lease commitments provide for the following minimum annual rentals:

Minimum
Year	Rent

2009	$1,110
2010	887
2011	454
2012	168
2013	98

Total	$2,717

During the years ended December 31, 2008, 2007 and 2006, rental expense approximated $1,129, $777 and $761, respectively.

The Company has an immaterial capital lease due in 2009 for which the present value of the minimum lease payments is $7.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Contingencies — Legal Proceedings

On March 9, 2006, the Company alerted the Staff of the SEC’s Division of Enforcement to the issuance of its press release of that date announcing the Company’s intent to restate its financial statements for the periods ended June 30, 2005 and September 30, 2005 relating to the valuation of warrants. On March 13, 2006, the Company received a letter from the Division of Enforcement notifying the Company that the Division of Enforcement had commenced an informal inquiry and requesting that the Company voluntarily produce certain documents and information. In that letter, the Division of Enforcement also stated that the informal inquiry should not be construed as an indication that any violations of law have occurred. The Company cooperated fully with the Division of Enforcement’s inquiry and produced requested documents and information. On December 8, 2008, the Company submitted an Offer of Settlement, which, if accepted by the SEC, would result in an order against the Company to cease and desist from committing or causing any violations of Section 13 of the Exchange Act.

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

Note 15.	Stockholder’s Equity

A.	Stock Options and Restricted Stock Awards

Under the terms of the Company’s stock incentive plans, the Board of Directors of the Company may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of the Company. Also under the terms of the 2002 Stock Incentive Plan, the Board of Directors of the Company may also grant restricted stock awards to employees, officers, directors, agents, consultants and independent contractors of the Company. In connection with the 2002 Stock Incentive Plan and the 1998 Stock Option Plan, 2,750 shares of common stock have been reserved for issuance.

The Company grants stock options with exercise prices equal to the fair market value of the common stock on the date of the grant. Options generally vest over a two-year to five-year period and expire ten years from the date of the grant.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s stock option plans as of December 31, 2008, 2007, 2006 and changes during the years then ended is presented below:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	1,218	$4.39	1,336	$4.66	1,452	$3.21
Granted	124	3.50	—	—	455	8.11
Exercised(1)	(357)	0.93	—	—	(421)	2.97
Forfeited or expired	(157)	6.35	(118)	7.48	(150)	5.83

Outstanding, end of year	828	$5.37	1,218	$4.39	1,336	$4.66
Options exercisable at year end	521	$4.82	905	$3.19	761	$2.42

Weighted average fair value of options granted during the year		$1.45		—		$4.29

(1)	The total intrinsic value of options exercised during the years ended December 31, 2008 and 2006 was $1,862 and $4,129, respectively.

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2008 and 2007 was $626 and $550, respectively.

Grants of restricted stock are common stock awards granted to recipients with specified vesting. Restricted stock awards generally vest at the date of grant to a one-year period from the date of grant. The fair value of restricted stock awards are determined on the date of grant based upon the Company’s closing stock price.

A summary of the status of the Company’s restricted stock awards as of December 31, 2008 and changes during the year then ended is presented below:

	2008
		Weighted
		Average
		Grant Date
Restricted Stock Awards	Shares	Fair Value

Nonvested at beginning of year	—	$—
Granted	35	4.28
Vested	(18)	4.28
Forfeited	—	—

Nonvested at end of year	17	$4.28

The total fair value of restricted stock shares vested was $94 for the year ended December 31, 2008. The Company did not have any restricted stock shares granted as of and for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2008, the Company had approximately $734 of unrecognized compensation expense related to its unvested stock options and restricted stock awards and expects to recognize this compensation expense over a weighted average period of 1.6 years.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

B.	Warrants

A summary of the status of the Company’s warrants outstanding as of December 31, 2008, 2007, 2006 and changes during the years then ended is presented below:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Warrants	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	704	$4.34	704	$4.34	1,151	$4.60
Granted	—	—	—	—	—	—
Exercised(1)	—	—	—	—	(447)	4.99

Outstanding and Exercisable, end of year	704	$4.34	704	$4.34	704	$4.34

(1)	During the year ended December 31, 2006, the Company issued an aggregate of 362 shares of common stock, upon the net issue exercise of 447 warrants, with a weighted average exercise price of $4.99.

C.	Convertible Preferred Stock

The Company has authorized 20,000 shares of preferred stock, $0.001 par value, which the Board of Directors has authority to issue from time to time in series. The Board of Directors also has the authority to fix, before the issuance of each series, the number of shares in each series and the designation, preferences, rights and limitations of each series. Upon the IPO in June 2005, all of the preferred stock outstanding was converted to common stock. In April 2008 in connection with the Biomed acquisition, the Company issued 6,125 shares of Allion Series A-1 preferred stock. In June 2008, the Company’s stockholders approved the issuance of 6,125 shares of common stock, resulting in a one-for-one conversion of the Series A-1 preferred stock into Allion common stock.

Note 16.	Related Party Transaction

In April 2008, the Company entered into a Transition Services Agreement with the RAM Capital Group (“RAM”), whereby RAM agreed to provide various financial and administrative services to the Company related to the Biomed business acquisition (see Note 4 Acquisitions) for a fee of $10 per month. RAM is owned by a principal stockholder of the Company.

For the year ended December 31, 2008, nursing services were provided for the Specialty Infusion business by an affiliated party. Fees charged for nursing services provided were $1,621 and are included as a component of Cost of Goods Sold.

At December 31, 2008, notes payable totaling $3,644 were due to affiliates (see Note 11 Notes Payable-Affiliates).

Note 17.	Major Suppliers

During the years ended December 31, 2008, 2007 and 2006, the Company purchased approximately $130,072, $138,502 and $130,541, respectively, from one major drug wholesaler. Amounts due to this supplier at December 31, 2008 and 2007 were approximately $10,764 and $11,154, respectively.

In September 2003, the Company signed a five-year agreement with this drug wholesaler that requires certain minimum purchases. The original term of the agreement expired in September 2008. By contract, the term is extended on a month-to-month basis until either party gives at least ninety days prior written notice to the other of its intention not to extend the agreement. The agreement also provides that the Company’s minimum purchase obligations during the initial term of the agreement was no less than $400,000. The

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company believes it has met its minimum purchase obligations under this agreement. Pursuant to the terms of a related security agreement with this drug wholesaler, this drug wholesaler has a subordinated security interest in the Company’s assets.

Note 18.	Supplemental Disclosure of Non-cash Financing Activities

In April 2008, the Company acquired Biomed, with part of the consideration to be paid with newly issued Allion common stock and Series A-1 preferred stock and the assumption of Biomed’s outstanding indebtedness. During 2006, the Company made four acquisitions, with a portion of the purchase price paid in months following the acquisition. See Note 4 Acquisitions to these Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for the detail for these transactions .

Note 19.	Fair Value of Financial Instruments

The carrying amount of cash, receivables and payables and certain other short-term financial instruments approximate their fair value due to their short-term nature. The Company believes that borrowings outstanding under its revolving credit facility and term loan approximate fair value because such borrowings bear interest at variable market rates.

Note 20.	Operating Segments

With the acquisition of Biomed in April 2008, management has determined that the Company operates in two reportable segments: (1) Specialty HIV, through which the Company provides specialty pharmacy and disease management services focused on HIV/AIDS patients, and (2) Specialty Infusion, through which the Company provides specialized biopharmaceutical medications and services to chronically ill patients. The Company allocates all revenue and operating expenses to the segments. Costs specific to a segment are charged directly to the segment. Corporate expenses are allocated to each segment based on revenues.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth selected information by segment:

	Years Ended December 31,
	2008	2007	2006

Results of Operations
Net Sales:
Specialty HIV	$276,947	$246,661	$209,503
Specialty Infusion	63,727	—	—

Total Net Sales	$340,674	$246,661	$209,503

Operating Income:
Specialty HIV(1)	$4,742	$4,373	$2,943
Specialty Infusion	10,526	—	—

Total Operating Income	15,268	4,373	2,943

Interest Expense (Income), Net	2,509	(804)	(1,254)
Provision for Taxes	5,239	1,917	1,007

Net Income	$7,520	$3,260	$3,190

Depreciation & Amortization Expense:
Specialty HIV	$3,153	$3,574	$3,540
Specialty Infusion	2,366	—	—

Total Depreciation & Amortization Expense	$5,519	$3,574	$3,540

Capital Expenditures:
Specialty HIV	$893	$321	$534
Specialty Infusion	268	—	—

Total Capital Expenditures	$1,161	$321	$534

(1)	Includes a $519 impairment charge and a $3,950 charge related to the Company’s litigation settlement with OMS for the year ended December 31, 2008, and a $599 impairment charge for the year ended December 31, 2007.

	At December 31,
	2008	2007	2006

Total Assets:
Specialty HIV	$120,458	$126,616	$121,603
Specialty Infusion	150,531	—	—

Total Assets	$270,989	$126,616	$121,603

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21.	Quarterly Financial Information (unaudited)

Quarterly financial information for the years ended December 31, 2008 and 2007 is summarized below:

	2008(1)
	First	Second	Third	Fourth
	Quarter(2)	Quarter	Quarter	Quarter	Total
	(In thousands, except per share data)

Net sales	$65,258	$86,430	$92,136	$96,850	$340,674
Gross profit	$9,654	$17,086	$16,617	$17,422	$60,779
Operating income (loss)	$(2,231)	$5,624	$5,618	$6,257	$15,268
Net income (loss)	$(1,270)	$2,913	$2,812	$3,065	$7,520
Basic income (loss) per common share	$(0.08)	$0.15	$0.11	$0.12	$0.38
Diluted income (loss) per common share	$(0.08)	$0.11	$0.11	$0.12	$0.34
Basic weighted average shares	16,204	19,472	25,616	25,925	19,807
Diluted weighted average shares	16,204	26,333	26,128	26,379	22,275

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(3)	Total
	(In thousands, except per share data)

Net sales	$58,967	$62,286	$61,822	$63,586	$246,661
Gross profit	$8,428	$8,881	$8,992	$8,973	$35,274
Operating income	$139	$1,479	$1,388	$1,367	$4,373
Net income	$185	$973	$1,033	$1,069	$3,260
Basic income per common share	$0.01	$0.06	$0.06	$0.07	$0.20
Diluted income per common share	$0.01	$0.06	$0.06	$0.06	$0.19
Basic weighted average shares	16,204	16,204	16,204	16,204	16,204
Diluted weighted average shares	17,003	16,976	17,026	17,062	17,017

(1)	Reflects the acquisition of Biomed on April 4, 2008. For a more detailed discussion of the Biomed merger, see Note 4 Acquisitions.

(2)	Included in operating income (loss) and net income (loss) is a pre-tax charge of $3,950 related to the Company’s litigation settlement with OMS.

(3)	Included in net sales for the fourth quarter of 2007 is a reduction of $758 of premium reimbursement, related to prior periods in 2007, 2006, 2005 and 2004, as a result of the California DHCS audit of the premium reimbursement paid to us under the California Pilot Program for the period September 1, 2004 to August 2, 2007.

Note 22.	Subsequent Event

On February 4, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of 2,200 cash-settled phantom stock units (the “Units”) to certain of the Company’s executive officers and employees. The Units represent the right to earn, on a one-for-one basis, a cash amount equivalent to the value, as of the vesting date, of an equivalent number of shares of the Company’s common stock. The Units will vest and be paid in cash on the tenth anniversary of the grant date, provided that the employee is

ALLION HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

still employed by the Company. Vesting of the Units may be accelerated and paid out under the following conditions:

•	In full upon a change in control of the Company;

•	Upon the employee’s termination of employment by the Company without cause or by the employee for good reason (as such terms are defined in the award certificate), a prorata number of Units, calculated as if the Units had vested on a monthly basis; or

•	Upon a change in control of the Company that occurs within six months following the employee’s termination, a full number of Units will vest.

The award certificate also provides that the employee will be entitled to a tax gross-up payment to cover excise tax liability incurred, whether pursuant to the terms of the Units or otherwise, that may be deemed “golden parachute” payments under Section 280G of the Internal Revenue Code.

These Units are considered a liability award under SFAS No. 123R. A liability award under SFAS No. 123R is measured based upon the award’s fair value and remeasured at the end of each reporting period until the date of settlement. Compensation expense will be recorded each period until settlement, based upon the change in the fair value of Allion common stock for each reporting period for the portion of the Units requisite service period which has been rendered at the reporting date.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Biomed Healthcare, Inc., which was acquired on April 4, 2008, and which is included in the consolidated balance sheets of Allion Healthcare, Inc. as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. Biomed Healthcare, Inc. constituted 13% and 4% of total assets and net assets, respectively, as of December 31, 2008, and 35% and 91% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Biomed Healthcare, Inc. because of the timing of the acquisition. Based on this evaluation, management concluded that our process related to internal control and financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by BDO Seidman, LLP, our independent registered public accounting firm, and their attestation report appears below.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Allion Healthcare, Inc.
Melville, New York

We have audited Allion Healthcare’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allion Healthcare Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Biomed Healthcare, Inc., which was acquired on April 4, 2008, and which is included in the consolidated balance sheets of Allion Healthcare, Inc. as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. Biomed Healthcare, Inc. constituted 13% and 4% of total assets and net assets, respectively, as of December 31, 2008, and 35% and 91% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Biomed Healthcare, Inc. because of the timing of the acquisition which was completed on April 4, 2008. Our audit of internal control over financial reporting of Allion Healthcare, Inc. did not include an evaluation of the internal control over financial reporting of Biomed Healthcare, Inc.

In our opinion, Allion Healthcare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allion Healthcare, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 6, 2009, expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

New York, New York
March 6, 2009

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to directors and executive officers is incorporated herein by reference from the information contained in our definitive proxy statement for our 2009 Annual Meeting of Stockholders, which we refer to as the Proxy Statement.

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
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Income for the years ended December 31, 2006, 2007 and 2008
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2007 and 2008
Consolidated Statement of Cash Flows for the years ended December 31, 2006, 2007 and 2008
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

Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLION HEALTHCARE, INC.

Date: March 6, 2009	By:	/s/ Russell J. Fichera Russell J. Fichera Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael P. Moran Michael P. Moran	Chief Executive Officer and Director (principal executive officer)	March 6, 2009

/s/ Russell J. Fichera Russell J. Fichera	Chief Financial Officer (principal financial and accounting officer)	March 6, 2009

/s/ Gary P. Carpenter Gary P. Carpenter	Director	March 6, 2009

/s/ Willard T. Derr Willard T. Derr	Director	March 6, 2009

/s/ William R. Miller, IV William R. Miller, IV	Director	March 6, 2009

/s/ Kevin D. Stepanuk Kevin D. Stepanuk.	Director	March 6, 2009

/s/ Flint D. Besecker Flint D. Besecker	Director	March 6, 2009

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act

Allion Healthcare, Inc. furnished a 2007 annual report and proxy statement to its stockholders in 2008 covering the 2007 fiscal year and intends to furnish a 2008 annual report and proxy statement to its stockholders in 2009.

EXHIBIT INDEX

2.1	Stock Purchase Agreement, dated as of May 1, 2003, among MOMS Pharmacy, Inc. as buyer, Allion Healthcare, Inc. as parent, and Darin A. Peterson and Allan H. Peterson collectively as sellers. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2003.)
2.2	Stock Purchase Agreement by and among MOMS Pharmacy, Inc. as buyer and Michael Stone and Jonathan Spanier collectively as sellers dated as of January 4, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2005.)
2.3	Stock Purchase Agreement by and among MOMS Pharmacy, Inc. as buyer and Pat Iantorno, Eric Iantorno, Jordan Iantorno, Jordan Iantorno A/C/F Max Iantorno, Michael Winters and George Moncada collectively as sellers dated as of February 28, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2005.)
2.4	Asset Purchase Agreement by and between MOMS Pharmacy, Inc. and Oris Medical Systems, Inc. dated as of May 19, 2005. (Incorporated by reference to Exhibit 2.6 to the Registrant’s Registration Statement on Form S-1/A filed on May 24, 2005.)
2.5	Asset Purchase Agreement by and among Medicine Made Easy and Priority Pharmacy, Inc., the David C. Zeiger Trust UTD 4/30/93, David C. Zeiger and Peter Ellman dated as of December 9, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2005.)
2.6	Agreement and Plan of Merger, dated March 13, 2008, by and among Allion Healthcare, Inc., Biomed Healthcare, Inc., Biomed America, Inc. and Parallex LLC. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008.)
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2008.)
3.2	Fourth Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.)
4.1	Form of Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to the former owners of North American Home Health Supply, Inc., as of January 4, 2005. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report of Form 8-K filed on January 10, 2005.)
4.2	Form of Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to the former owners of Specialty Pharmacies Inc., as of February 28, 2005. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report of Form 8-K filed on March 4, 2005.)
4.3	Form of Subordinated Secured Promissory Notes of MOMS Pharmacy, Inc., dated as of January 4, 2005, in the aggregate amount of $1,375,000, issued to the former owners of North American Home Health Supply, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 10, 2005.)
4.4	Guaranty given by Allion Healthcare, Inc. to and for the benefit of Michael Stone and Jonathan Spanier dated as of January 4, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 10, 2005.)
4.5	Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to John Pappajohn on January 11, 2000. (Incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-1/A filed on May 24, 2005.)
4.6	Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to John Pappajohn on April 15, 2005. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2005.)

4.7	Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to Crestview Capital Master, LLC on May 13, 2005. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 18, 2005.)
4.8	Form of Stock Certificate. (Incorporated by reference to Exhibit 4.16 to the Registrant’s Registration Statement on Form S-1/A filed on May 24, 2005).
4.9	Stockholders’ Agreement, dated April 4, 2008, by and among Allion Healthcare, Inc. and the stockholders named therein. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2008.)
10.1	Registration Rights Agreement, dated as of October 30, 2001, by and between Allion Healthcare, Inc. and Gainesborough, L.L.C. (Incorporated by reference to Exhibit 3.(I)D) to the Registrant’s Annual Report on 10-KSB/A filed April 29, 2004.)
10.2	Registration Rights Agreement issued to the holders of Series E convertible preferred stock, dated as of December 17, 2004. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2004.)
10.3	1998 Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)
10.4	Amendment No. 1 to the 1998 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed on November 14, 2005).
10.5	Amended and Restated 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed on November 14, 2005).
10.6	Agreement of Lease Between Reckson Operating Partnership, L.P and Allion Healthcare, Inc. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB filed on April 14, 2004.)
10.7	AmerisourceBergen Prime Vendor Agreement dated September 15, 2003. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)**
10.8	Registration Rights Agreement, dated as of January 4, 2005, by and between Allion Healthcare, Inc. and Michael Stone and Jonathan Spanier. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2005.)
10.9	Amendment to Registration Rights Agreement dated as of May 19, 2005, between Allion Healthcare, Inc. and Michael Stone and Jonathan Spanier. (Incorporated by reference to Exhibit 10.15A to the Registrant’s Registration Statement on Form S-1/A filed on May 24, 2005.)
10.10	Registration Rights Agreement, dated as of April 4, 2003 issued to the holders of Series C convertible preferred stock. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A filed on May 24, 2005.)
10.11	Form of Registration Rights Agreement, dated as of April 16, 2004 issued to the holders of Series D convertible preferred stock. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A filed on May 24, 2005.)
10.12	Form of Registration Rights Agreement, dated as of March 30, 2001 issued to the holders of Series A convertible preferred stock. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A filed on May 24, 2005.)
10.13	Registration Rights Agreement dated as of May 13, 2005 by and between Allion Healthcare, Inc. and Crestview Capital Master, LLC. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 18, 2005.)
10.14	Non-competition and non-solicitation agreement by and between Allion Healthcare, Inc. and MikeLynn Salthouse dated as of August 27, 2002. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A filed on May 24, 2005.)
10.15	Asset Purchase Agreement by and among Medicine Made Easy and Frontier Pharmacy & Nutrition, Inc. dated as of August 4, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 15, 2005.)
10.16	Agreement with the California Department of Health Services dated as of August 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005.)

10.17	Agreement of Sublease for 191 Golden Gate Avenue, San Francisco, CA 94102, dated as of February 25, 2005, by and between Tenderloin AIDS Resource Center and Specialty Pharmacies, Inc. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005.)
10.18	Agreement of Lease for 19300 S. Hamilton Ave, Gardena, CA 90248, dated as of August 23, 2005, by and between Kroeze Koncepts, Inc, and Medicine Made Easy. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006.).
10.19	Agreement of Lease for 3940-58 Fourth Avenue, San Diego, CA 92103, dated as of January 9, 2006, by and between Acadia Corporation and Medicine Made Easy DBA Priority Pharmacy. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006.).
10.20	Asset Purchase Agreement Among MOMS Pharmacy of Brooklyn, Inc., H.S. Maiman Rx, Inc. and Scott Maiman and Nancy Maiman, dated as of March 10, 2006. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006.).
10.21	Warrant to Purchase Common Stock of Allion Healthcare, Inc. issued to John Pappajohn Revocable Trust on April 1, 2003. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K/A filed on November 17, 2006.)
10.22	Asset Purchase Agreement by and among Medicine Made Easy and H&H Drug Stores, Inc., The Youredjian Family Trust, H&H Drug Stores, Inc. Employee Stock Ownership Trust and Hagop Youredjian, dated as of April 6, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2006.)
10.23	Asset Purchase Agreement by and among Medicine Made Easy and Whittier Goodrich Pharmacy, Inc., Eddie Gozini and Chen Jing, dated as of April 28, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2006.)
10.24	Form of Nonqualified Stock Option Agreement to the Amended and Restated 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2006.)
10.25	Asset Purchase Agreement by and among MOMS Pharmacy of Brooklyn, Inc., Allion Healthcare, Inc., St. Jude Pharmacy & Surgical Supply Corp., Millie Chervin and Mitchell Chervin, dated as of July 14, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2006.)
10.26	Amended and Restated Employment Agreement between Allion Healthcare, Inc. and Michael P. Moran. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009.)
10.27	Amended and Restated Employment Agreement between Allion Healthcare, Inc. and Stephen A. Maggio. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009.)
10.28	Amended and Restated Employment Agreement between Allion Healthcare, Inc. and Robert E. Fleckenstein, R.Ph. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009.)
10.29	Amended and Restated Employment Agreement between Allion Healthcare, Inc. and Anthony D. Luna. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009.)
10.30	Amended and Restated Employment Agreement between Allion Healthcare, Inc. and Russell J. Fichera. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009.)
10.31	Credit and Guaranty Agreement, dated April 4, 2008, by and among Allion Healthcare, Inc., certain of its subsidiaries, CIT Healthcare LLC, as Administrative Agent, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2008.)
10.32	Amendment and Waiver Agreement, dated March 6, 2009, by and among Allion Healthcare, Inc., certain of its subsidiaries, CIT Healthcare LLC, as Administrative Agent, and the other lenders party thereto.*

21.1	Subsidiaries of the Registrant.*
23.1	Consent of BDO Seidman, LLP.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14b/13d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 Section 906 of the Sarbanes-Oxley Act of 2002.*

*	- Filed herewith

**	- Certain portions of this document have been omitted pursuant to a request for confidential treatment. We have filed non-redacted copies of this agreement with the Securities and Exchange Commission.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charge to	Charged			Balance at
	Beginning	Cost and	to Other			End of
	of Period	Expense	Accounts	Deductions		period

Deducted from asset accounts
Year ended December 31, 2008:
Allowance for doubtful accounts	$149	$1,852	$1,417 (2)	$1,170	(1)	$2,248

Deducted from asset accounts
Year ended December 31, 2007:
Allowance for doubtful accounts	$425	$529	$—	$805	(1)	$149

Deducted from asset accounts
Year ended December 31, 2006:
Allowance for doubtful accounts	283	1,077	—	935	(1)	425
Valuation allowance on net deferred tax assets	2,180	(913)	(1,267)	—		—

	$2,463	$164	$(1,267)	$935		$425

(1)	Consists primarily of direct write offs net of any recoveries of accounts previously deemed uncollectible.

(2)	Consists primarily of amount assumed through acquisition of Biomed.