Form 10-Q
period 2009-03-31
ALLION HEALTHCARE INC
filed 2009-05-11
CIK 847935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

As of May 4, 2009, there were 26,043,684 shares of the Registrant’s common stock, $.001 par value, outstanding.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

Forward-Looking Statements

Some of the statements made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which reflect our plans, beliefs and current views with respect to, among other things, future events and our financial performance. You are cautioned not to place undue reliance on such statements.  We often identify these forward-looking statements by use of words such as “believe,” “expect,” “continue,” “may,” “will,” “could,” “would,” “potential,” “anticipate,” “intent” or similar forward-looking words.  Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:

•	The impact of changes in reimbursement rates on our results of operations, including the impact of the California Medi-Cal reductions;

•	The amount and timing of, and mix of consideration used in, any earn out payment made by us to the former stockholders of Biomed America, Inc.;

•	The impact of litigation on our financial condition and results of operations and our ability to defend against and prosecute such litigation;

•	The impact of recent accounting pronouncements on our results of operations or financial position;

•	The timing of our receipt of third-party reimbursement;

•	The types of instruments in which we invest and the extent of interest rate risks we face;

•	Our need to make additional capital expenditures and ability to satisfy our operating expenses and capital requirements needs with our revenues and cash balance;

•	Growth opportunities and cost efficiencies from our merger with Biomed;

•	The satisfaction of our minimum purchase obligations under our agreement with AmerisourceBergen Drug Corporation;

•	Our ability to raise additional capital or obtain financing;

•	The sale of our auction-rate securities;

•	The IRS’s audit of our Federal Income Tax Returns; and

•	Our ability to operate profitably and grow our company, including through acquisition opportunities.

The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including, but not limited to:

•	The effect of regulatory changes, including the Medicare Prescription Drug Improvement and Modernization Act of 2003;

•	The reduction of reimbursement rates and changes in reimbursement policies and standards by government and other third-party payors;

•	Declining general economic conditions and restrictions in the credit markets;

•	Our ability to manage our growth with a limited management team;

•	Compliance with our financial covenants under the Credit and Guaranty Agreement with CIT Healthcare LLC;

•	Successful integration of the Biomed business; and

•	The continuation of premium reimbursement in California and New York;

as well as other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.  Moreover, we operate in a continually changing business environment, and new risks and uncertainties emerge from time to time.  Management cannot predict these new risks or uncertainties, nor can it assess the impact, if any, that such risks or uncertainties may have on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those projected in any forward-looking statement.  Accordingly, the risks and uncertainties to which we are subject can be expected to change over time, and we undertake no obligation to update publicly or review the risks or uncertainties or any of the forward-looking statements made in this Quarterly Report on Form 10-Q, whether as a result of new information, future developments or otherwise.

Item 1.    FINANCIAL STATEMENTS
ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2009 (Unaudited)	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$17,392	$18,385
Short term investments	259	259
Accounts receivable (net of allowance for doubtful accounts of $2,670 in 2009 and $2,248 in 2008)	50,732	44,706
Inventories	14,123	12,897
Prepaid expenses and other current assets	537	655
Deferred tax asset	1,524	1,305
Total current assets	84,567	78,207

Property and equipment, net	1,565	1,647
Goodwill	184,300	134,298
Intangible assets, net	52,349	53,655
Marketable securities, non-current	2,147	2,155
Other assets	970	1,027
Total assets	$325,898	$270,989

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,644	$24,617
Accrued expenses	2,921	2,819
Income taxes payable	1,913	1,648
Current maturities of long term debt	1,698	1,698
Current portion of capital lease obligations	3	3
Total current liabilities	32,179	30,785

Long term liabilities:
Long-term debt	31,780	32,204
Revolving credit facility	17,821	17,821
Notes payable – affiliates	3,644	3,644
Deferred tax liability	16,863	17,085
Capital lease obligations	3	4
Earn out obligation	50,000	—
Other	1,639	37
Total liabilities	153,929	101,580

Commitments and Contingencies

Stockholders’ Equity:
Convertible preferred stock, $.001 par value, shares authorized 20,000; issued and outstanding -0- in 2009 and 2008	—	—
Common stock, $.001 par value, shares authorized 80,000; issued and outstanding 26,044 in 2009 and 25,946 in 2008	26	26
Additional paid-in capital	167,617	168,386
Accumulated earnings	4,362	1,033
Accumulated other comprehensive loss	(36)	(36)
Total stockholders’ equity	171,969	169,409
Total liabilities and stockholders’ equity	$325,898	$270,989

See notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2009	2008

Net sales	$96,584	$65,258
Cost of goods sold	78,342	55,604
Gross profit	18,242	9,654

Operating expenses:
Selling, general and administrative expenses	9,671	7,060
Depreciation and amortization	1,489	875
Litigation settlement	—	3,950
Operating income (loss)	7,082	(2,231)

Interest expense	724	1
Interest income	(24)	(216)
Other expense – Change in fair value of warrants	207	—
Income (loss) before taxes	6,175	(2,016)

Provision for (benefit from) taxes	2,656	(746)
Net income (loss)	$3,519	$(1,270)

Basic earnings (loss) per common share	$0.14	$(0.08)
Diluted earnings (loss) per common share	$0.13	$(0.08)

Basic weighted average of common shares outstanding	25,997	16,204
Diluted weighted average of common shares outstanding	28,088	16,204

See notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2009	2008
Net income (loss)	$3,519	$(1,270)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,489	875
Deferred rent	4	(7)
Amortization of deferred financing costs	45	—
Amortization of debt discount on acquisition notes	13	—
Change in fair value of warrants	207	—
Change in fair value of interest rate cap contract	(1)	—
Provision for doubtful accounts	589	44
Non-cash stock compensation expense	254	59
Deferred income taxes	(363)	(1,459)
Changes in operating assets and liabilities:
Accounts receivable	(6,615)	553
Inventories	(1,225)	(614)
Prepaid expenses and other assets	131	162
Accounts payable, accrued expenses and income taxes payable	1,395	3,578
Net cash (used in) provided by operating activities	(558)	1,921

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(101)	(78)
Purchases of short term investments	—	(300)
Sales of short term investments	8	7,359
Payment for investment in Biomed, net of cash acquired	(2)	(117)
Net cash (used in) provided by investing activities	(95)	6,864

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of employee stock options	9	—
Tax benefit from exercise of employee stock options	89	638
Repayment of CIT term loan and capital leases	(438)	(11)
Net cash (used in) provided by financing activities	(340)	627

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(993)	9,412
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,385	19,557
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,392	$28,969

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$2,723	$228
Interest paid	$696	$1

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In thousands, except per share data)

NOTE 1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

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

The Company operates its business as two reporting segments.  The Company’s Specialty HIV division distributes medications, ancillary drugs and nutritional supplies under its trade name MOMS Pharmacy. Most of the Company’s HIV/AIDS patients rely on Medicaid and other state-administered programs, such as the AIDS Drug Assistance Program, to pay for their HIV/AIDS medications.

    The Company’s Specialty Infusion division, acquired in April 2008, focuses on specialty biopharmaceutical medications under the name Biomed.  Biomed provides services for intravenous immunoglobulin, blood clotting factor, and other therapies for patients living with chronic diseases.

(b) The consolidated financial statements include the accounts of Allion and its subsidiaries. The consolidated balance sheet as of March 31, 2009, the consolidated statements of income for the three months ended March 31, 2009 and 2008, and the consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated balance sheet at December 31, 2008 has been derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2009.

The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or any other interim period.

NOTE 2. NET EARNINGS PER SHARE

The Company presents earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  All per share amounts have been calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive.  Options and warrants to purchase 1,411 and 1,821 shares of common stock were outstanding at March 31, 2009 and 2008, respectively.  Also included in diluted shares outstanding for the three-month period ended March 31, 2009 are 1,719 contingently issuable shares related to the component of the Biomed earn-out estimated to be settled in stock (see Note 4. Acquisition). The diluted shares outstanding for the three-month periods ended March 31, 2009 and 2008 were 28,088 and 16,204, respectively, and resulted in diluted earnings (loss) per share of $0.13 and $(0.08), respectively.  For the three-month period ended March 31, 2009, the diluted earnings per share does not include the impact of 772 common stock options and warrants then outstanding, as the effect of their inclusion would be anti-dilutive.  Options and warrants to purchase common shares were not included in the computation of diluted loss per share for the three-month period ended March 31, 2008, as the effect would have been anti-dilutive.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” (“SFAS No. 157-2”) on January 1, 2009.   SFAS 157-2 amended SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The impact of the adoption of SFAS No. 157-2 on the Company’s non-financial assets and non-financial liabilities did not have a material impact on the Company’s consolidated financial statements.  See Note 6. Fair Value Measurements in these Notes to Consolidated Financial Statements for additional information.

The Company adopted SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”) on January 1, 2009.  SFAS No. 141(R) significantly changes the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements.  On April 1, 2009, the Financial Accounting Standards Board (“FASB”) issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), which amends and clarifies SFAS No. 141(R) as it relates to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.   FSP 141(R)-1 requires assets and liabilities assumed in a business combination that arise from a contingency be recognized at fair value, if fair value can be reasonably estimated.  If fair value cannot be reasonably estimated, the asset or liability would be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.”  FSP 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  FSP 141(R)-1 was effective for the Company as of January 1, 2009.  SFAS No. 141(R) and FSP 141(R)-1 will only have an impact on the Company’s financial statements if the Company is involved in a business combination in 2009 or later years.

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”) on January 1, 2009. SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.   Because SFAS No. 161 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, the Company’s adoption of SFAS No. 161 did not have an impact on the Company’s financial statements.

The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009, with the cumulative effect of the change in accounting principle adjusted to the opening balance of retained earnings.  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise price and settlement provisions.  EITF 07-5 also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  The Company adopted the provisions of EITF 07-5 effective January 1, 2009.  As a result of the adoption of EITF 07-5, the Company recorded a liability of $1,425 for the fair value of outstanding warrants, which as required, was accounted for as a decrease to the January 1, 2009 accumulated earnings of $271 ($190 net of taxes) and a decrease to additional paid-in capital of $1,154.

On April 9, 2009, the FASB issued the following three Final Staff Positions (“FSPs”):

•	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”(“FSP 157-4”);

•	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (respectively, “FSP 107-1” and “APB 28-1”); and

•	FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (respectively, “FSP 115-2” and “FSP 124-2”).

All three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may early adopt an FSP only if elects to early adopt all three FSPs.  The Company will adopt all three FSPs for the quarterly period ending June 30, 2009.

FSP FAS 157-4 provides guidance on determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms SFAS No. 157, “Fair Value Measurements”, which states the objective of fair value measurement – to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  FSP 157-4 also requires an entity to disclose a change in valuation technique (and related inputs) resulting from the application of this FSP and to quantify its effects, if practicable.  The Company is currently assessing the impact of the adoption of FSP 157-4 on its consolidated financial statements.

FSP 107-1 and APB 28-1 address fair value disclosures for any financial instruments that are not currently reflected at fair value on the balance sheet of an entity.  Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year.  FSP 107-1 and APB 28-1 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value.  Because FSP 107-1 and APB 28-1 require enhanced disclosures, without a change to existing standards relative to measurement and recognition, the Company’s adoption of FSP 107-1 and APB 28-1 will not have an impact on its consolidated financial statements.

FSP 115-2 and 124-2 focus on other-than-temporary impairments, intending to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about credit and noncredit components of impaired debt securities that are not expected to be sold.  The measure of impairment in comprehensive income remains fair value.  FSP 115-2 and 124-2 also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses and an aging of securities with unrealized losses.  The Company is currently assessing the impact of the adoption of FSP 115-2 and 124-2 on its consolidated financial statements.

NOTE 4. ACQUISITION

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

The purchase price of $121,189 for all of the outstanding shares of Biomed was paid with funds from a new senior credit facility provided by CIT Healthcare LLC (“CIT”) (see Note 7. Financing Activity), available cash, and newly issued Allion common stock, par value $0.001 per share (“Common Stock”) and Series A-1 preferred stock, par value $0.001 per share (“Series A-1 Preferred Stock”).  The aggregate consideration paid to the former Biomed stockholders consisted of $48,000 in cash and a combined total of approximately 9,350 shares of Common Stock and Series A-1 Preferred Stock.  The Company also assumed $18,569 of Biomed’s outstanding indebtedness and incurred direct acquisition costs of $2,580.  In addition to the purchase price, the Company will make an earn out payment in 2009 to the former Biomed stockholders, if the Biomed business earnings before interest, taxes, depreciation and amortization for the twelve months ending April 30, 2009 will exceed $14,750 (the “Excess EBITDA”).  The total amount of the final earn out payment due will be determined by multiplying the Excess EBITDA by eight.  Subject to certain exceptions, (i) the first $42,000 of any earn out payment will be payable one-half in cash and one-half in Common Stock and (ii) any earn out payment exceeding $42,000 will be payable in a mixture of cash and Common Stock, to be determined at the Company’s sole discretion.  Subject to the Company’s ability to pay the cash portion of any earn out payment out of available cash on hand, net of reasonable reserves, together with sufficient availability under any credit facility extended to the Company, the Company may pay the cash portion of any earn out payment either by issuing (i) promissory notes or (ii) shares of Common Stock.  Under no circumstances, however, will the Company be required to issue Common Stock in an amount that would result in the former stockholders of Biomed collectively holding in excess of 49% of (i) the then-outstanding Common Stock or (ii) the Common Stock with the power to direct the Company’s management and policies.

Based on the Biomed operating results through March 31, 2009, the Company estimates the Excess EBITDA to approximate $6,250 and, as a result, has recorded a long-term liability and an addition to goodwill of $50,000.  The Company anticipates that the cash portion of any earn out will be paid in subordinated promissory notes in lieu of cash.

For purposes of determining the number of shares of Common Stock to be issued in connection with the earn out payment, the Company will divide the portion of the earn out payment to be paid in Common Stock (the “Earn Out Share Amount”), by the most recent 10-day average of the closing price of the Common Stock as of April 30, 2009.  Notwithstanding the prior sentence, (i) in the event the most recent 10-day average of the closing price of the Common Stock is less than $8.00 per share (the “Floor Amount”), then the number of shares of Common Stock to be issued will be the quotient obtained by dividing the Earn Out Share Amount by the Floor Amount and (ii) in the event the most recent 10-day average of the closing price of the Common Stock is greater than $10.00 per share (the “Ceiling Amount”), then the number of shares of Common Stock to be issued will be the quotient obtained by dividing the Earn Out Share Amount by the Ceiling Amount.

In accordance with NASDAQ Stock Market Rule 5365(a), at the closing of the Merger, the Company issued to the former Biomed stockholders new Common Stock in an amount equal to 19.9% of its Common Stock outstanding, with the remainder of the stock portion of the purchase price issued in shares of Series A-1 Preferred Stock.  The total number of shares of Common Stock issued at closing was 3,225, and the total number of shares of  Series A-1 Preferred Stock issued at closing was 6,125.  On June 24, 2008, the Company’s stockholders approved the issuance of 6,125 shares of Common Stock, resulting in a one-for-one conversion of the Series A-1 Preferred Stock into Common Stock.  The shares of Common Stock issued to the former Biomed stockholders represent 36% of the total Allion shares outstanding.

The following allocation of the purchase price and the transaction costs are based on information available to the Company’s management at the time the consolidated financial statements were prepared.

Purchase Price Paid
Cash paid to seller at closing	$48,000
Notes payable assumed	13,944
Long-term debt assumed	4,625
Fair value of Common Stock issued (1)	16,574
Fair value of preferred stock issued (2)	35,466
Earn-out obligation	50,000
Direct acquisition costs (3)	2,580
Total purchase price	$171,189
Allocation of Purchase Price
Customer relationships (10 year life)	$24,950
Trade name (20 year life)	6,230
Covenant not to compete (3 year life)	540
Goodwill	142,406
174,126
Assets / liabilities assumed:
Accounts receivable, net	15,963
Inventories	1,914
Other current assets	280
Fixed assets	465
Notes receivable / other assets	202
Total current liabilities	(7,693)
Capital lease obligation	(4)
Deferred tax asset	525
Deferred tax liability	(14,589)
$171,189

_____________________________
(1)
The consideration associated with the Common Stock was valued at $5.14 per share based on the average closing price of Common Stock three days before and after the March 13, 2008 announcement of the Merger.

(2)	The consideration associated with the Series A-1 Preferred Stock was valued at $5.79 per share based on an independent valuation.
(3)	A portion of this amount was paid in 2007.

The acquisition was recorded by allocating the purchase price to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date.  The excess cost over the net amounts assigned to the fair value of the assets acquired is recorded as goodwill.  The results of operations from the acquisition is included in Allion’s consolidated operating results as of April 4, 2008, the date the business was acquired.  The Biomed business operates as a separate reportable segment (see Note 9. Operating Segments).  The goodwill and identifiable intangible assets recorded as a result of the Biomed acquisition are not expected to be deductible for tax purposes.

The following unaudited pro forma results were developed assuming the acquisition of Biomed occurred on January 1, 2008 and that the 9,350 shares of Common Stock and Series A-1 Preferred Stock were also issued as of January 1, 2008.  The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transaction set forth above had occurred on the date indicated or what the Company’s results of operations will be in future periods. The financial results for the periods prior to the acquisition were based on audited or reviewed financial statements, where required, or internal financial statements as provided by the seller.

Three Months Ended
March 31, 2008
(Unaudited)
Revenue	$85,663
Net income	34

Earnings per common share
Basic	$0.00
Diluted	$0.00

On April 2, 2007, Ground Zero Software, Inc. (“Ground Zero”) notified the Company of the termination of the license for the LabTracker – HIV™ software pursuant to the terms of the Distribution and License Agreement, dated March 1, 2005 (the “License Agreement”), between Oris Medical Systems, Inc. (“OMS”) and Ground Zero. OMS assigned the License Agreement to the Company when the Company acquired substantially all of OMS’s assets in June 2005.  On May 6, 2008, the Company settled its litigation with OMS (see Note 11. Contingencies-Legal Proceedings).  As a result of the settlement, the original asset purchase agreement terminated, and effective September 1, 2008, all parties were released from the related non-compete, non solicitation and confidentiality agreements.  In September 2008, the Company decided to abandon and cease to use all of the remaining assets recorded as part of the June 2005 acquisition of the net assets of OMS.  Accordingly, the Company recognized an impairment loss for the net value of the remaining acquired intangible assets and capitalized software development of $519 ($981 less accumulated amortization of $462) for the year ended December 31, 2008.

NOTE 5. SHORT TERM INVESTMENTS

Short term investments of $259 at both March 31, 2009 and December 31, 2008 include a certificate of deposit with an original term of twelve months, ending in November 2009, and an annual interest rate of 2.47%.

NOTE 6. FAIR VALUE MEASUREMENTS

SFAS No. 157 clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements.  The Company adopted the methods of fair value as described in SFAS No. 157 to value its financial assets and liabilities effective January 1, 2008 and, with respect to its non-financial assets and liabilities effective as of January 1, 2009, neither of which had a material impact on the Company’s financial statements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.  SFAS No. 157 establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

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

SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price be used to measure fair value whenever possible.    The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	As of March 31, 2009	Level 1	Level 2	Level 3

Assets:
Auction rate securities	$2,147	$—	$—	$2,147
Derivative contracts	$4	$—	$4	$—

Liabilities:
Warrant contracts	$1,430	$—	$—	$1,430

Financial assets and liabilities included in the Company’s financial statements and measured at fair value as of March 31, 2009 are classified based on the valuation technique levels as follows:

Non-current marketable securities of $2,147 at March 31, 2009 consist of auction rate securities (“ARS”), which were measured using unobservable inputs (Level 3).  The Company’s warrant contracts were also measured using Level 3 inputs.  These securities and warrant contracts were assigned to Level 3 because broker/dealer/valuation specialist quotes are significant inputs to the valuation, and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.

At March 31, 2009, the Company had a derivative asset contract, which consisted of an interest rate cap contract outstanding with a notional amount of $17,500 that expires in April 2011.  This derivative contract is valued using current quoted market prices and significant other observable and unobservable inputs and is considered a Level 2 item.

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis.  However, the Company is required on a non-recurring basis, to use fair value measurements when analyzing asset impairment as it relates to goodwill and other indefinite-lived intangible assets and long-lived assets.    Goodwill and other indefinite-lived intangible assets are reviewed annually for potential impairment utilizing an income and market approach when measuring the fair value of its reporting units. Goodwill, other indefinite-lived intangible assets and long-lived assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Auction Rate Securities

As of March 31, 2009 and December 31, 2008, the Company had $2,147 and $2,155, respectively, of ARS, the fair value of which has been measured using Level 3 inputs.  These ARS are collateralized with Federal Family Education Loan Program student loans.  The monthly auctions have historically provided a liquid market for these securities.  However, since February 2008, there has not been a successful auction, in that there were insufficient buyers for these ARS.  The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2009.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows, and expected holding periods of the ARS.  These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the ARS, including assumptions about risk, developed based on the best information available in the circumstances.

Based on this assessment of fair value, as of March 31, 2009, the Company has recorded a temporary impairment charge on these securities.  The unrealized loss through March 31, 2009 was $60 ($36, net of tax) and is recorded as a component of other comprehensive income. The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process occurs or until maturity (ranging from 2037 to 2041).  As of March 31, 2008, the Company reclassified the entire ARS investment balance from short term investments to marketable securities, non-current on its consolidated balance sheet because of the Company’s belief that it could take longer than one year for its investments in ARS to settle.

The following table reflects the activity for the ARS, measured at fair value using Level 3 inputs:

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$2,155	$—
Transfers to Level 3 investments	—	2,228
Total gains and losses:
Included in earnings – realized	(8)	—
Unrealized losses included in accumulated
other comprehensive loss	—	—
Balance at end of period	$2,147	$2,228

Derivative Instruments and Hedging Activities

The Company is exposed to various risks involved in its ongoing business operations, including interest rate risk that the Company manages through the use of a derivative instrument.  The Company has entered into an interest rate cap contract to manage the risk of interest rate variability associated with its variable rate borrowings.  SFAS No. 133 requires businesses to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.  A business may elect to apply hedge accounting to its derivative instruments.  The Company has elected not to apply hedge accounting to its interest rate cap contract.  As a result, all gains and losses associated with the interest rate cap contract are recognized in earnings in the Company’s income statement within interest expense and as a non-cash adjustment to net cash provided by operating activities in the statement of cash flows, in the period the gain or loss is realized.

On January 1, 2009, the Company adopted the provisions of EITF 07-5, which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise price and settlement provisions.  As a result of the adoption of EITF 07-5, the Company’s outstanding stock warrants must be accounted for as derivative liability instruments.  Prior to the adoption of EITF 07-5, the Company accounted for warrants in stockholders’ equity under SFAS No. 133. The Company recognized a cumulative effect of a change in accounting principle of $271 ($190 net of taxes), which represents the difference between the amounts recognized in the balance sheet before initial adoption of EITF 07-5 and the amounts recognized in the balance sheet at initial adoption of EITF 07-5 on January 1, 2009.  Additionally, the Company recorded an increase in long term liabilities of $1,425, representing the fair value of the warrants outstanding, and a decrease in additional paid-in capital of $1,154 as a result of the adoption of EITF 07-5.  The fair value of each warrant is remeasured each quarter using a Black-Scholes valuation model, which considers the risk-free interest rate, dividend yield, volatility factor and expected life specific to each individual warrant until settlement or expiration.  Changes in the fair value of the warrants are recognized in earnings in the Company’s income statement in other expense and as non-cash adjustment to net cash provided by operating activities in the statement of cash flows each quarter when the warrants are revalued.   During the three months ended March 31, 2009, the Company recorded other expense of $207, relating to the change in fair value of warrants during the period.

The Company estimates the fair value of the warrants using a Black Scholes valuation model with the following assumptions:

Three Months Ended March 31, 2009
Risk-free interest rate	.18% - 2.00%
Dividend yield	0%
Expected volatility	30.88% - 54.29%
Expected warrant term	3 Months – 6 Years

The risk-free interest rate used in the Black-Scholes valuation model is based on the market yield currently available in U.S. Treasury securities with equivalent maturities. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of the warrants represents the contractual term of the warrants.  Expected volatility is based on market prices of traded shares for comparable entities within the Company’s industry.

The following table reflects the activity for the warrants, measured at fair value using Level 3 inputs:

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$—	$—
Transfers to Level 3 liability	1,425	—
Settlement of Level 3 liability	(202)	—
Total gains and losses:
Included in earnings – (change in value)	207	—
Balance at end of period	$1,430	$—

Information related to the Company’s derivative instruments is presented below:

	Fair Value of Derivative Instruments
	March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Asset Derivatives:
Interest rate cap contract	Prepaid Expenses and Other Current Assets	$4	Prepaid Expenses and Other Current Assets	$3

Liability Derivatives:
Warrant contract	Other Long Term Liabilities	$1,430	Other Long Term Liabilities	$—

The Effect of Derivative Instruments on the Income Statement
		Amount of (Gain) or Loss on Derivatives Recognized in Income
		Three Months Ended March 31,
	Location of (Gain) or Loss on Derivatives Recognized in Income	2009	2008
Interest rate cap contract	Interest expense	$(1)	$—
Warrant contract	Other expense	$207	$—

NOTE 7. FINANCING ACTIVITY

On April 4, 2008, in connection with the acquisition of Biomed (see Note 4. Acquisition), the Company entered into a Credit and Guaranty Agreement with CIT (the “Credit Agreement”), which provides for a five-year $55,000 senior secured credit facility comprised of a $35,000 term loan and a $20,000 revolving credit facility.  At the Company’s option, the principal balance of loans outstanding under the term loan and the revolving credit facility bear annual interest at a rate equal to a base rate (higher of the Federal Funds rate plus 0.5%, or J.P. Morgan Chase Bank’s prime rate) plus 3%, or LIBOR plus 4%.  The Company incurred $907 in deferred financing costs related to this financing, which are being amortized over the five-year term of the loan.  As of March 31, 2009, unamortized deferred financing costs related to the senior secured credit facility were $725.  The Company may prepay the term loan and the revolving credit facility in whole or in part at any time without penalty, subject to reimbursement of the lenders’ customary breakage and redeployment costs in the case of prepayment of LIBOR borrowings.  The Credit Agreement covenants include the requirement to maintain certain financial ratios. As of March 31, 2009, the Company was in compliance with all financial covenants.  The Credit Agreement is secured by a senior secured first priority security interest in substantially all of the Company’s assets and is fully and unconditionally guaranteed by any of the Company’s current or future direct or indirect subsidiaries that are not borrowers under the Credit Agreement.

Revolving Credit Facility

At March 31, 2009, the Company’s borrowing under the revolving credit facility was $17,821, and the interest rates on the revolving credit facility ranged from 4.508% to 4.556%.  The weighted average annual interest rate for the three months ended March 31, 2009 on the revolving credit facility was 4.5%.  The Company is required to pay the lender a fee equal to 0.5% per annum on the unused portion of the revolving credit facility.

Term Loan

At March 31, 2009, the Company’s borrowing under the term loan was $33,688, and the interest rate on the term loan was 4.564%.  The weighted average annual interest rate for the three months ended March 31, 2009 on the term loan was 4.6%.  The Company is required to make consecutive quarterly principal payments on the term loan, which commenced on September 30, 2008, with a final payment due on April 4, 2013.

Long term debt under the Company’s senior secured credit facility consists of the following:

	March 31,	December 31,
	2009	2008
Term loan, net of original issue discount of $210 in 2009 and $223 in 2008	$33,478	$33,902
Less: current maturities	1,698	1,698
Long term debt	$31,780	$32,204

The Company is required to maintain interest rate protection in connection with its variable rate borrowings associated with its term loan. The Company manages the risk of interest rate variability through the use of a derivative financial instrument designed to hedge potential changes in variable interest rates. The Company uses an interest rate cap contract for this purpose.  At March 31, 2009, the Company had an interest rate cap contract outstanding with a notional amount of $17,500 that expires in April 2011.  Through this contract, the Company has capped the LIBOR component of its interest rate at 5%.  As of March 31, 2009, the three-month LIBOR rate was 1.192%, See Note 6. Fair Measurements.

The Company did not elect to apply hedge accounting.  The fair value of the derivative resulted in a mark-to-market gain of $1 for the three months ended March 31, 2009.

NOTE 8. NOTES PAYABLE – AFFILIATES

At March 31, 2009 and December 31, 2008, Notes payable – affiliates consist of three unsecured notes in the amount of $3,000, $425 and $219.  All three notes are due on demand and bear interest at 6% per annum.  The notes are subordinated to the Company’s senior secured credit facility and have been classified as long-term.

NOTE 9. OPERATING SEGMENTS

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

	Three Months Ended March 31,
	2009	2008
Results of Operations
Net Sales: Specialty HIV	$71,019	$65,258
Specialty Infusion	25,565	—
Total Net Sales	$96,584	$65,258

Operating Income: Specialty HIV (1)	$2,057	$(2,231)
Specialty Infusion	5,025	—
Total Operating Income (Loss)	7,082	(2,231)

Interest Expense (Income), Net	700	(215)
Other expense	207	—
Provision for (Benefit from) Taxes	2,656	(746)

Net Income (Loss)	$3,519	$(1,270)

Depreciation & Amortization Expense: Specialty HIV	$698	$875
Specialty Infusion	791	—
Total Depreciation & Amortization Expense	$1,489	$875

	March 31,	December 31,
	2009	2008
Total Assets:
Specialty HIV	$120,412	$120,458
Specialty Infusion	205,486	150,531
Total Assets	$325,898	$270,989

_____________________________

(1)	Includes a $3,950 charge related to the Company’s litigation settlement with OMS for the three months ended March 31, 2008.

NOTE 10. RELATED PARTY TRANSACTION

In April 2008, the Company entered into a Transition Services Agreement with the RAM Capital Group (“RAM”), whereby RAM agreed to provide various financial and administrative services to the Company related to the Biomed acquisition (see Note 4. Acquisition) for a fee of $10 per month.  The initial term of the agreement was for twelve months, subject to extension upon the mutual agreement of RAM Capital and the Company.  Although the initial term of the agreement expired on April 4, 2009, the Company continues to operate under the terms of the agreement on a month-to-month basis.  RAM is owned by a principal stockholder of the Company.

For the three months ended March 31, 2009, nursing services were provided for the Specialty Infusion business by an affiliated party.  Fees charged for nursing services provided were $741 and are included as a component of Cost of goods sold.

At both March 31, 2009 and December 31, 2008, notes payable totaling $3,644 was due to affiliates (see Note 8. Notes Payable-Affiliates).

NOTE 11. CONTINGENCIES – LEGAL PROCEEDINGS

On March 9, 2006, the Company alerted the Staff of the SEC’s Division of Enforcement to the issuance of its press release of that date announcing the Company’s intent to restate its financial statements for the periods ended June 30, 2005 and September 30, 2005, relating to the valuation of warrants.  On March 13, 2006, the Company received a letter from the Division of Enforcement notifying the Company that the Division of Enforcement had commenced an informal inquiry and requesting that the Company voluntarily produce certain documents and information. In that letter, the Division of Enforcement also stated that the informal inquiry should not be construed as an indication that any violations of law have occurred. The Company cooperated fully with the Division of Enforcement’s inquiry and produced requested documents and information.   On March 18, 2009, the Company received notice that the SEC has accepted its Offer of Settlement, dated December 8, 2008, which resulted in an order against the Company to cease and desist from committing or causing any violations of Section 13 of the Exchange Act.

Oris Medical Systems, Inc. v. Allion Healthcare, Inc., et al., Superior Court of California, San Diego County, Action No. GIC 870818.  OMS filed a complaint against the Company, Oris Health, Inc. (“Oris Health”) and MOMS Pharmacy, Inc. (“MOMS”) on August 14, 2006, alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, specific performance, accounting, fraud, negligent misrepresentation, rescission, conversion and declaratory relief, allegedly arising out of the May 19, 2005 Asset Purchase Agreement (the “Asset Purchase Agreement”) between Oris Health and MOMS on the one hand, and OMS on the other hand.  The court dismissed the negligent misrepresentation cause of action.  The Company, Oris Health and MOMS filed a cross-complaint against OMS, OMS’ majority shareholder Pat Iantorno, and the Iantorno Management Group for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, rescission, and related claims.  Prior to trial, which began April 25, 2008, OMS dismissed its claims for rescission and conversion and the Company dismissed the fraud claim and several other claims.  On May 6, 2008, during trial, the parties settled the entire action.  Pursuant to the terms of the settlement, the Company agreed to pay OMS $3,950 and dismiss the cross-complaint with prejudice in exchange for mutual general releases and dismissal of the complaint with prejudice.  As part of the settlement, the parties have agreed that the Asset Purchase Agreement has terminated, with no further earn out payments due by the Company.  The Company accrued the litigation settlement of $3,950 during the three months ended March 31, 2008 and paid the settlement on May 27, 2008.

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

NOTE 12. STOCK-BASED COMPENSATION PLAN

Under the terms of the Company’s stock incentive plans, the Board of Directors of the Company may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of the Company. Also under the terms of the 2002 Stock Incentive Plan, the Board of Directors of the Company may also grant restricted stock awards to employees, officers, directors, agents, consultants and independent contractors of the Company.   All options are issued at fair market value at the grant date and vesting terms vary according to the plans. The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender.   All restricted stock awards are granted at fair value at the grant date based upon the Company’s closing stock price and have specified vesting terms.

The Company follows SFAS No. 123R, “Share-Based Payment”, which requires that all share-based payments to employees, including stock options and restricted stock awards, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite vesting period.   For the three months ended March 31, 2009 and 2008, the Company recorded non-cash compensation expense in the amount of $85 and $59, respectively, relating to share-based compensation awards, which were recorded as part of selling, general and administrative expenses.

On February 4, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of 2,200 cash-settled phantom stock units (the “Units”) to certain of the Company’s executive officers and employees.  The Units represent the right to earn, on a one-for-one basis, a cash amount equivalent to the value, as of the vesting date, of an equivalent number of shares of the Company’s common stock.  The Units will vest and be paid in cash on the tenth anniversary of the grant date, provided that the employee is still employed by the Company.  Vesting of the Units may be accelerated and paid out under the following conditions:

•	In full upon a change in control of the Company;
•
Upon the employee’s termination of employment by the Company without cause or by the employee for good reason (as such terms are defined in the award certificate), a prorata number of Units, calculated as if the Units had vested on a monthly basis; or

•	Upon a change in control of the Company that occurs within six months following the employee’s termination, the full number of Units will vest.

The award certificate also provides that the employee will be entitled to a tax gross-up payment to cover excise tax liability incurred, whether pursuant to the terms of the Units or otherwise, that may be deemed “golden parachute” payments under Section 280G of the Internal Revenue Code.

These Units are considered a liability award under SFAS No. 123R.  A liability award under SFAS No. 123R is measured based upon the award’s fair value and remeasured at the end of each reporting period until the date of settlement.  Compensation expense will be recorded each period until settlement, based upon the change in the fair value of Common Stock for each reporting period for the portion of the Unit’s requisite service period that has been rendered at the reporting date.  For the three months ended March 31, 2009, the Company recorded compensation expense of $169 and a liability of $169 at March 31, 2009, related to these Units.

NOTE 13. INCOME TAXES

The Company adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007.  Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement.

At March 31, 2009, the Company did not have accrued interest and penalties related to any unrecognized tax benefits.  The years subject to potential audit varies depending on the tax jurisdiction.  Generally, the Company’s statutes are open for tax years ended December 31, 2005 and forward.  The Company’s major taxing jurisdictions include the United States, New York, California, Pennsylvania and Kansas.

The IRS is in the process of auditing the Company’s 2006 Federal Income Tax Return and has notified the Company of its intent to audit the Company’s 2007 Federal Income Tax Return.

NOTE 14. SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

     In April 2008, the Company acquired Biomed, with part of the consideration to be paid with newly issued Common Stock and Series A-1 Preferred Stock and the assumption of Biomed’s outstanding indebtedness.  See Note 4. Acquisition.

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

•
Reimbursement experience that assists patients and healthcare providers with the complex reimbursement processes of Medicaid and other state-administered programs, such as the AIDS Drug Assistance Program, or ADAP, which many of our HIV/AIDS patients rely on for payment;

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

Our Specialty Infusion segment provides pharmacy, nursing and reimbursement services to patients with costly, chronic diseases.  These services include the following:

•	Specialized nursing for the timely administration of medications as directed by physicians;

•	Specialized pharmacists who consult with patients, physicians, and nurses to provide education, counseling, treatment coordination, and clinical information; and

•	Reimbursement experience that assists patients and healthcare providers with complex reimbursement processes.

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

The following table represents the percentage of total revenues our Specialty Infusion division generated during the three months ended March 31, 2009, from sales of the products used to treat the conditions described above:

Therapy Products	Therapy Mix
Blood Clotting Factor	60.7%
IVIG (1)	32.6%
Other	6.7%
Total	100.0%

(1)	Intravenous immunoglobulin.

Geographic Footprint

 As of March 31, 2009, our Specialty HIV division operated twelve pharmacy locations, strategically located in California (seven separate locations), New York (two separate locations), Washington (two separate locations) and Florida to serve major metropolitan areas where high concentrations of HIV/AIDS patients reside. In discussing our results of operations for our Specialty HIV segment, we address changes in the net sales contributed by each of these regional pharmacy locations because we believe this provides a meaningful indication of the historical performance of our business.

As of March 31, 2009, our Specialty Infusion division operated six locations in Kansas, California, Florida, Pennsylvania, New York and Texas and is licensed to dispense drugs in over 40 states.

Net Sales

For the three months ended March 31, 2009, approximately 56% of our net sales have come from payments directly from government sources such as Medicaid, ADAP, and Medicare (excluding Part D, described below, which is administered through private payor sources).  These, along with Medicare Part D, are all highly regulated government programs subject to frequent changes and cost containment measures. We continually monitor changes in reimbursement for all products provided.

Based on revenues for the three months ended March 31, 2009 for our Specialty HIV business and our Specialty Infusion business, the following table presents the percentage of our total revenues reimbursed by these payors:

	Specialty HIV	Specialty Infusion	Total
Non governmental	35.8%	68.5%	44.4%
Governmental
Medicaid/ADAP	64.1%	26.6%	54.2%
Medicare	0.1%	4.9%	1.4%
Total	100.0%	100.0%	100.0%

Gross Profit

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

Effective July 1, 2008, the California legislature approved a 10% reduction in the reimbursement to providers paid under Medi-Cal. The 10% reduction, which was initiated as part of the fiscal 2009 state budget setting process, included reduced reimbursement for prescription drugs. On August 18, 2008, the U.S. District Court issued a preliminary injunction to halt certain portions of the 10% payment reduction, including the reductions related to prescription drugs. In response to the ruling, the California Department of Health Care Services, or DHCS, eliminated the 10% payment reduction, effective September 5, 2008. DHCS also announced that corrections to previously adjudicated claims for dates of service on or after August 18, 2008 will be reprocessed at rates in effect prior to the cuts. The State of California has filed an appeal of the preliminary injunction with the Ninth Circuit Court of Appeals.

In September 2008, Assembly Bill 1183 was enacted in California, requiring provider payments to be reduced by 1% or 5%, depending upon the provider type, for dates of service on or after March 1, 2009. These reductions replace the 10% provider payment reductions previously implemented. Based on the results for our Specialty HIV business and for our Specialty Infusion business for the three months ended March 31, 2009, our annualized net sales for prescription drugs from the Medi-Cal program subject to the 5% and 1% reductions total approximately $59 million and $10 million, respectively, or 21.0% and 11.2% of our total annualized net sales, respectively. On January 16, 2009, Managed Pharmacy Care and other plaintiffs filed a complaint challenging the 5% rate reduction to providers of pharmacy services under Assembly Bill 1183.  On February 27, 2009, the U.S. District Court issued a preliminary injunction prohibiting DHCS from implementing the 5% reduction in payments to pharmacies for prescription drugs (including prescription drugs and traditional over-the-counter drugs provided by prescription) provided under the Medi-Cal fee-for-service program. If ultimately implemented, we believe the 5% rate reduction will have a material adverse effect on our operations, financial condition and financial results.

Operating Expenses.

Our operating expenses are made up of both variable and fixed costs. Our principal variable costs, which increase as net sales increase, are pharmacy and nursing labor and delivery of medications to patients. Our principal fixed costs, which do not vary directly with changes in net sales, are facilities, corporate labor expenses, equipment and insurance.

While we believe that we have a sufficient revenue base to continue to operate profitably given our current level of operating and other expenses, our business remains subject to uncertainties and potential changes that could result in losses. In particular, changes to reimbursement rates, unexpected increases in operating expenses, difficulty integrating acquisitions, or declines in the number of patients we serve or the number of prescriptions we fill could adversely affect our future results. For a further discussion regarding these uncertainties and potential changes, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies

Management believes that our accounting policies related to revenue recognition, allowance for doubtful accounts, long-lived asset impairments, and goodwill and other intangible assets represent “critical accounting policies,” which the SEC defines as those that are most important to the presentation of a company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often because management must make estimates about uncertain and changing matters. Our critical accounting policies affect the amount of income and expense we record in each period, as well as the value of our assets and liabilities and our disclosures regarding contingent assets and liabilities. In applying these critical accounting policies, we make estimates and assumptions to prepare our financial statements that, if made differently, could have a positive or negative effect on our financial results. We believe that our estimates and assumptions are both reasonable and appropriate, in light of applicable accounting rules. However, estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could differ materially from estimates.   Further information regarding these policies appears within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 9, 2009.  During the three-month period ended March 31, 2009, there have been no significant changes to our critical accounting policies or to the related assumptions and estimates involved in applying these policies.

Recently Issued Accounting Pronouncements

We adopted SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” or SFAS No. 157-2, on January 1, 2009.   SFAS 157-2 amended SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157, by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The impact of the adoption of SFAS No. 157-2 on our non-financial assets and non-financial liabilities did not have a material impact on our consolidated financial statements.

We adopted SFAS No. 141 (Revised 2007), “Business Combinations,” or SFAS No. 141(R), on January 1, 2009.  SFAS No. 141(R) significantly changes the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements.  On April 1, 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP 141(R)-1, which amends and clarifies SFAS No. 141(R) as it relates to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.   FSP 141(R)-1 requires assets and liabilities assumed in a business combination that arise from a contingency be recognized at fair value, if fair value can be reasonably estimated.  If fair value cannot be reasonably estimated, the asset or liability would be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.”  FSP 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  FSP 141(R)-1 was effective for us as of January 1, 2009.  SFAS No. 141(R) and FSP 141(R)-1 will only have an impact on our financial statements if we are involved in a business combination in 2009 or later years.

We adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133,” or  SFAS No. 161, on January 1, 2009. SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.   Because SFAS No. 161 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of SFAS No. 161 did not have an impact on our financial statements.

We adopted EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” or EITF 07-5, on January 1, 2009, with the cumulative effect of the change in accounting principle adjusted to the opening balance of retained earnings.  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise price and settlement provisions.  EITF 07-5 also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  We adopted the provisions of EITF 07-5 effective January 1, 2009.  As a result of the adoption of EITF 07-5, we recorded a liability of $1,425 for the fair value of outstanding warrants, which as required, was accounted for as a decrease to the January 1, 2009 accumulated earnings of $271 ($190 net of taxes) and a decrease to additional paid-in capital of $1,154.

 On April 9, 2009, the FASB issued the following three Final Staff Positions, or FSPs:

•	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP 157-4;

•	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments or FSP 107-1 and APB 28-1, respectively; and

•	FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP 115-2 and FSP 124-2, respectively.

 All three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may early adopt an FSP only if elects to early adopt all three FSPs.  We will adopt all three FSPs for the quarterly period ending June 30, 2009.

FSP FAS 157-4 provides guidance on determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms SFAS No. 157, “Fair Value Measurements,” which states the objective of fair value measurement – to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  FSP 157-4 also requires an entity to disclose a change in valuation technique (and related inputs) resulting from the application of this FSP and to quantify its effects, if practicable.  We are currently assessing the impact of the adoption of FSP 157-4 on our consolidated financial statements.

FSP 107-1 and APB 28-1 address fair value disclosures for any financial instruments that are not currently reflected at fair value on the balance sheet of an entity.  Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year.  FSP 107-1 and APB 28-1 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value.  Because FSP 107-1 and APB 28-1 require enhanced disclosures, without a change to existing standards relative to measurement and recognition, our  adoption of FSP 107-1 and APB 28-1 will not have an  impact on our consolidated financial statements.

FSP 115-2 and 124-2 focus on other-than-temporary impairments, intending to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about credit and noncredit components of impaired debt securities that are not expected to be sold.  The measure of impairment in comprehensive income remains fair value.  FSP 115-2 and 124-2 also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses and an aging of securities with unrealized losses.  We are currently assessing the impact of the adoption of FSP 115-2 and 124-2 on our consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2009 and 2008

Net Sales.  Net sales for the three months ended March 31, 2009 increased to $96,584 from $65,258 in 2008, an increase of 48.0%.  The increase in net sales for the three months ended March 31, 2009 as compared to the same period in 2008 is primarily attributable to the acquisition of our Specialty Infusion business from Biomed America, Inc., or Biomed, in April 2008, and an increase in net sales in our Specialty HIV business to $71,019 for the three months ended March 31, 2009 from $65,258 in the same period in 2008.  The increase in Specialty HIV net sales of approximately 9% is principally attributable to the increase in the number of prescriptions processed in California, increases in the price of the anti-retroviral drugs we sell, and to a lesser degree, new patients in Washington due to the opening of our Lifelong pharmacy.

    In the Specialty HIV division, we recorded revenue of $823 and $601 relating to the New York and California premium reimbursement programs combined for three months ended March 31, 2009 and 2008, respectively.  The accounts receivable balance at March 31, 2009 related to premium reimbursement was $3,099 as compared to $1,154 at March 31, 2008.  The increase in premium reimbursement revenue in the Specialty HIV division principally resulted from an increase in the premium reimbursement rate for the New York program.  The increase in the premium reimbursement accounts receivable balance is primarily the result of a suspension in payments from California due to budgetary delays and the increased premium reimbursement from the New York program.  Based on our past experience, we expect to receive payment with respect to the New York program in the fourth quarter of 2009; however, there can be no assurance as to when we will actually receive payment.  Additionally, the California DHCS completed an audit of the premium reimbursement paid to us under the California Pilot Program for the period August 3, 2007 to June 5, 2008, which resulted in a final payment by the Company of $239, which was fully reserved.

The following table sets forth the net sales and operating data for our Specialty HIV segment for each of its distribution regions for the three months ended March 31, 2009 and 2008:

(In thousands, except patient months and prescription data)

Three Months Ended March 31,
	2009			2008
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months
California	$46,902	181,496	36,613	$43,043	174,113	36,633
New York	21,858	74,482	11,389	20,673	74,414	11,199
Washington	1,749	7,337	1,478	1,048	5,168	942
Florida	510	2,140	306	494	2,184	290
Total	$71,019	265,455	49,786	$65,258	255,879	49,064

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

Gross Profit. Gross profit was $18,242 and $9,654 for the three months ended March 31, 2009 and 2008, respectively, and represents 18.9% and 14.8% of net sales, respectively.  The increase in gross profit and in gross profit as a percent of net sales is principally attributable to the acquisition of the Specialty Infusion business, which generally realizes higher gross margin than our Specialty HIV business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2009 increased to $9,671 from $7,060 for the three months ended March 31, 2008, but declined as a percentage of net sales to 10.0% in 2009 from 10.8% in 2008. The increase in selling, general and administrative expenses was primarily due to the acquisition of the Specialty Infusion business.  The decrease in selling, general, and administrative expenses as a percentage of revenue is primarily attributable to the non-recurrence of legal fees we incurred in 2008 principally related to the litigation with Oris Medical Systems, Inc., or OMS.  We did not and do not expect to realize significant cost efficiencies as a result of the Biomed acquisition.

 Depreciation and Amortization. Depreciation and amortization was $1,489 and $875 for the three months ended March 31, 2009 and 2008, respectively, and represents 1.5% and 1.3% of net sales, respectively.  The increase in depreciation and amortization is primarily due to $726 in amortization of intangible assets resulting from the acquisition of Biomed in April 2008.

Litigation Settlement.  As a result of the litigation settlement with OMS, which is more fully described in Note 11 in these Notes to our Consolidated Financial Statements of this Quarterly Report on Form 10-Q, we recorded a charge of $3,950 for the three months ended March 31, 2008.   Also as part of the settlement, the original asset purchase agreement with OMS terminated and, effective September 1, 2008, all parties were released from related non-compete, non-solicitation and confidentiality agreements.

    Operating Income (Loss).  Operating income for the three months ended March 31, 2009 was $7,082 as compared to an operating loss of  $2,231 for the three months ended March 31, 2008, which represented 7.3% and (3.4%) of net sales, respectively. The increase in operating income in 2009, after considering the effect of the OMS litigation settlement and related expenses, is primarily due to the acquisition of the Specialty Infusion business, which generally realizes higher gross margin than our Specialty HIV business.

Interest Expense. Interest expense was $724 for the three months ended March 31, 2009, which represents an increase of $723 over interest expense of $1 for the three months ended March 31, 2008. The increase in interest expense is principally attributable to indebtedness related to the financing of the Biomed acquisition.

Interest Income. Interest income was $24 for the three months ended March 31, 2009, which represents a decrease of $192 over interest income of $216 recorded for the three months ended March 31, 2008.  The decrease in interest income is principally attributable to the liquidation of investments as a result of the financing of the Biomed acquisition.

Other Expense – Change in Fair Value of Warrants. On January 1, 2009, we adopted the provisions of EITF 07-5, which requires us to remeasure the fair value of outstanding warrants each period.  As a result, we recorded a charge of $207 for the three months ended March 31, 2009.

Provision for (Benefit from) Taxes.  We recorded a provision for taxes in the amount of $2,656 and a benefit from taxes of $746 for the three months ended March 31, 2009 and 2008, respectively, relating to federal, state and local income tax, as adjusted for certain permanent differences.  The effective tax rate was 43% for the three-month period ended March 31, 2009 and 37% for the three-month period ended March 31, 2008.   The increase in the effective tax rate is primarily due to a decrease in tax exempt interest as it relates to total income for the period and an increase in non-deductable equity-based expenses in the current period.

    Net Income (Loss). For the three months ended March 31, 2009, we recorded net income of $3,519 as compared to a net loss of $1,270 for the comparable period in 2008.  The increase in net income in 2009, after considering the net effect of the OMS litigation settlement, is due primarily to the increase in operating income attributable to the acquisition of our Specialty Infusion business, partially offset by an increase in interest expense related to the financing of the acquisition.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended March 31, 2009 was $558, as compared to net cash provided by operating activities of $1,921 for the same period of the prior year.  The decrease in 2009 as compared with 2008 was principally the result of an increase in working capital required to fund the $6,615 increase in accounts receivable during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  The increase in accounts receivable over March 31, 2008 is primarily the result of the acquisition of the Specialty Infusion business, which has a longer collection period than our Specialty HIV business, and delays in receiving payment from California state reimbursement programs.

Cash flows used in investing activities were $95 for the three months ended March 31, 2009, as compared to cash flows provided by investing activities of $6,864 for the three months ended March 31, 2008.  For the three months ended March 31, 2009, cash flows used in investing activities was primarily due to the purchase of property and equipment of $101.  For the three months ended March 31, 2008, cash flows provided by investing activities included sales of short term investments of $7,359, partially offset by purchases of short term investments of $300, payments of $117 for Biomed acquisition costs and the purchase of property and equipment of $78.

Cash flows used in financing activities for the three months ended March 31, 2009 was $340, as compared to cash flows provided by financing activities of $627 for the same period of the prior year.  For the three months ended March 31, 2009, cash flows used in financing activities included the $438 quarterly principal payment under our term loan with CIT Healthcare LLC, or CIT, offset in part by the tax benefit realized from non-cash compensation related to employee stock options of $89.  For the three months ended March 31, 2008, cash flows provided by financing activities was principally due to $638 in tax benefits realized from non-cash compensation related to employee stock options.

As of March 31, 2009, we had $17,392 of cash and cash equivalents and $259 in short-term investments, as compared to cash and cash equivalents of $18,385 and short-term investments of $259 as of December 31, 2008.  The decrease in cash and cash equivalents was primarily due to cash used in operating activities of $558 and cash used to repay the term loan held by CIT of $438.

As of March 31, 2009, we had $2,147 of auction rate securities, or ARS.  These ARS are collateralized with Federal Family Education Loan Program student loans.  The monthly auctions have historically provided a liquid market for these securities.  However, since February 2008, there has not been a successful auction, in that there were insufficient buyers for these ARS.  Based on an assessment of fair value, as of March 31, 2009, we have recorded a temporary impairment charge of $60 ($36, net of tax) on these securities.  We currently have the ability and intent to hold these ARS investments until a recovery of the auction process occurs or until maturity (ranging from 2037 to 2041).

    As of May 7, 2009, we had approximately $20,760 in cash and short term investments. We believe that our cash balances will be sufficient to provide us with the capital required to fund our working capital needs and operating expense requirements for at least the next 12 months.

Credit Agreement. On April 4, 2008, we acquired 100% of the stock of Biomed for $48,000 in cash, 9,349,959 shares of Allion common stock, par value $0.001 per share, or Common Stock, and Allion Series A-1 preferred stock, par value $0.001 per share, or Series A-1 Preferred Stock, and the assumption of $18,569 of Biomed debt.

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

As of May 7, 2009, $33,688 principal amount remains outstanding under the term loan.  We are required to make quarterly principal payments on the term loan, which commenced September 30, 2008.  As of May 7, 2009, $17,821 principal amount remains outstanding under the revolving credit facility.  We are required to pay a fee equal to 0.5% annually on the unused portion of the revolving credit facility. We may prepay the term loan and revolving credit facility in whole or in part at any time without premium or penalty, subject to reimbursement of the lenders’ customary breakage and redeployment costs in the case of prepayment of LIBOR borrowings.

The Credit Agreement requires us to meet certain financial covenants on a quarterly basis, beginning June 30, 2008, including a Consolidated Total Leverage Ratio not greater than 3.25 to 1.00, a Consolidated Senior Leverage Ratio not greater than 2.75 to 1.00, and a Consolidated Fixed Charges Coverage Ratio not less than 1.5 to 1.00, each as defined in the Credit Agreement.  The Credit Agreement also imposes certain other restrictions, including annual limits on capital expenditures and our ability to incur or assume liens, make investments, incur or assume indebtedness, amend the terms of our subordinated indebtedness, merge or consolidate, liquidate, dispose of property, pay dividends or make distributions, redeem stock, repay indebtedness, or change our business. The Credit Agreement is secured by a senior secured first priority security interest in substantially all of our and our subsidiaries’ assets and is fully and unconditionally guaranteed by any of our current or future direct or indirect subsidiaries that are not borrowers under the Credit Agreement.

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

Since we entered into a prime vendor agreement with AmerisourceBergen in 2003, we have purchased the majority of our medications from AmerisourceBergen. The agreement with AmerisourceBergen provides that our minimum purchases during the term of the agreement will be no less than $400,000.  We believe we have met our minimum purchase obligations under this agreement.  Pursuant to the terms of a related security agreement, AmerisourceBergen has a subordinated security interest in all of our assets.  The original term of the AmerisourceBergen agreement expired on September 14, 2008.  By contract, the term is extended on a month-to-month basis until either party gives at least ninety days prior written notice to the other party of its intention not to extend the agreement.

    Long-Term Requirements.  We expect that the cost of additional acquisitions will be our primary long-term funding requirement. In addition, as our business grows, we anticipate that we will need to invest in additional capital equipment, such as the machines we use to create the MOMSPak, which we use to dispense medication to our patients. We also may be required to expand our existing facilities or to invest in modifications or improvements to new or additional facilities. If our business operates at a loss in the future, we will also need funding for such losses.  Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months, unanticipated events and opportunities may make it necessary for us to return to the public markets or establish new credit facilities or raise capital in private transactions in order to meet our capital requirements.  The Credit Agreement contains covenants that place certain restrictions on our ability to incur additional indebtedness, as well as on our ability to create or allow new security interests or liens on our property.  These restrictions could limit our ability to borrow additional amounts for working capital and capital expenditures.  Furthermore, substantially all of our assets are currently being used to secure our indebtedness, increasing the difficulty we may face in obtaining additional financing.  As a result, we can offer no assurance that we will be able to obtain adequate financing, if needed, on reasonable terms or on a timely basis, if at all.

Contractual Obligations. We will make an earn out payment in 2009 to the former Biomed stockholders if the Biomed business earnings before interest, taxes, depreciation and amortization for the twelve months ending April 30, 2009 exceeds $14,750 (the “Excess EBITDA”).  The total amount of earn out payment due will be determined by multiplying the Excess EBITDA by eight.  Subject to certain exceptions, (i) the first $42,000 of any earn out payment will be payable one-half in cash and one-half in Common Stock and (ii) any earn out payment exceeding $42,000 will be payable in a mixture of cash and Common Stock, to be determined at our sole discretion.  Subject to our ability to pay the cash portion of any earn out payment out of available cash on hand, net of reasonable reserves, together with sufficient availability under any credit facility extended to us, we may pay the cash portion of any earn out payment either by issuing (i) promissory notes or (ii) shares of Common Stock.  Under no circumstances, however, will we be required to issue Common Stock in an amount that would result in the former stockholders of Biomed collectively holding in excess of 49% of (i) the then-outstanding Common Stock or (ii) the Common Stock with the power to direct our management and policies.

Based on the Biomed operating results through March 31, 2009, we estimate the Excess EBITDA to approximate $6,250 and, as a result, have recorded a long-term liability and an addition to goodwill of $50,000.  We anticipate that the cash portion of any earn out will be paid in subordinated promissory notes in lieu of cash.

Off-Balance Sheet Arrangements.  We do not have any off-balance sheet arrangements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

There have been no significant changes to our market risk since December 31, 2008.  For a discussion of our exposure to market risk, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2008.

Other Market Risk

With the recent liquidity issues experienced in the global credit and capital markets, $2.1 million of our ARS have experienced multiple failed auctions since early 2008.  It is our intent to hold the $2.1 million until liquidity is restored.  Based on an assessment of fair value as of March 31, 2009, we have recorded an unrealized impairment charge of $0.1 million on these securities.

    We are not subject to other market risks such as currency risk, commodity price risk or equity price risk.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Management designed our disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective at the reasonable assurance level as of March 31, 2009.

Changes in Internal Control over Financial Reporting

We have implemented the Great Plains accounting system as of January 1, 2009 for our Specialty Infusion division.  There have been no other changes in our internal control over financial reporting, as defined by Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART II OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

    On March 9, 2006, we alerted the Staff of the SEC’s Division of Enforcement to the issuance of our press release of that date announcing our intent to restate our financial statements for the periods ended June 30, 2005 and September 30, 2005. On March 13, 2006, we received a letter from the Division of Enforcement notifying us that the Division of Enforcement had commenced an informal inquiry and requested that we voluntarily produce certain documents and information. In that letter, the SEC also stated that the informal inquiry should not be construed as an indication that any violations of law have occurred.  We cooperated fully with the SEC’s inquiry and produced requested documents and information.  On March 18, 2009, we received notice that the SEC has accepted our Offer of Settlement, dated December 8, 2008 which resulted in an order against the Company to cease and desist from committing or causing any violations of Section 13 of the Exchange Act.

We are involved from time to time in legal actions arising in the ordinary course of our business. Other than as set forth above and in Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2008, we currently have no pending or threatened litigation that we believe will result in an outcome that would materially affect our business. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business.

Item 1A.   RISK FACTORS

Readers should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES

None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS

Exhibits
10.1	Amendment, dated April 20, 2009, to the Agreement and Plan of Merger by and among Allion Healthcare, Inc., Biomed Healthcare, Inc., Biomed America, Inc. and Parallex LLC.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14b/13d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2009
ALLION HEALTHCARE, INC.

By:	/S/ Russell J. Fichera
Russell J. Fichera
Chief Financial Officer (Principal Financial and Accounting Officer)