Form 10-Q
period 2009-06-30
ALLION HEALTHCARE INC
filed 2009-08-06
CIK 847935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 3, 2009, there were 28,668,674 shares of the Registrant’s common stock, $.001 par value, outstanding.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

Forward-Looking Statements

Some of the statements made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which reflect our plans, beliefs and current views with respect to, among other things, future events and our financial performance. You are cautioned not to place undue reliance on such statements.  We often identify these forward-looking statements by use of words such as “believe,” “expect,” "estimate,” “continue,” “may,” “will,” “could,” “would,” “potential,” “anticipate,” “intent” or similar forward-looking words.  Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:

▪	The impact of changes in reimbursement rates on our results of operations, including the impact of the California Medi-Cal reductions;

▪	The amount and timing of retroactive reimbursement from the State of California as a result of the overturned 10% rate cuts;

▪	The impact of litigation on our financial condition and results of operations and our ability to defend against and prosecute such litigation;

▪	The outcome of the routine audit by the Office of the Medicaid Inspector General for the State of New York;

▪	The impact of recent accounting pronouncements on our results of operations or financial position;

▪	The timing of our receipt of third-party reimbursement, including premium reimbursement from California and New York and the payment of registered warrants issued by the State of California;

▪	Fluctuations in the payor and product mix and the amount of bad debt expense of our Specialty Infusion business;

▪	The continuation of our Transition Services Agreement with RAM Capital Group;

▪	The declaration or payment of dividends;

▪	Impairment to goodwill;

▪	The types of instruments in which we invest and the extent of interest rate risks we face;

▪	Our need to make additional capital expenditures and our ability to satisfy our operating expenses and capital requirements needs with our revenues and cash balance;

▪	Growth opportunities and cost efficiencies from our merger with Biomed America, Inc., or Biomed;

▪	The satisfaction of our minimum purchase obligations under our agreement with AmerisourceBergen Drug Corporation;

▪	Our ability to raise additional capital or obtain financing;

▪	The sale of our auction-rate securities; and

▪	Our ability to operate profitably and grow our company, including through acquisition opportunities.

The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including, but not limited to:

▪	The effect of regulatory changes, including the Medicare Prescription Drug Improvement and Modernization Act of 2003;

▪	The reduction of reimbursement rates and changes in reimbursement policies and standards by government and other third-party payors;

▪	Declining general economic conditions and restrictions in the credit markets;

▪	Sufficiency of records to support our New York Medicaid billings;

▪	California State budgetary issues;

▪	Our ability to manage our growth with a limited management team;

▪	Compliance with our financial covenants under the Credit and Guaranty Agreement with CIT Healthcare LLC;

▪	Reliance on RAM Capital Group for the successful integration of the Biomed business; and

▪	The continuation of premium reimbursement in California and New York.

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

Item 1.FINANCIAL STATEMENTS
ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2009 (Unaudited)	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$14,739	$18,385
Short term investments	259	259
Accounts receivable (net of allowance for doubtful accounts of $3,135 in 2009 and $2,248 in 2008)	49,428	44,706
Inventories	13,118	12,897
Prepaid expenses and other current assets	1,074	655
Deferred tax asset	1,528	1,305
Total current assets	80,146	78,207

Property and equipment, net	1,775	1,647
Goodwill	178,713	134,298
Intangible assets, net	51,043	53,655
Marketable securities, non-current	2,125	2,155
Other assets	966	1,027
Total assets	$314,768	$270,989

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,660	$24,617
Accrued expenses	3,012	2,822
Income taxes payable	—	1,648
Current maturities of long term debt	1,872	1,698
Total current liabilities	28,544	30,785

Long term liabilities:
Long-term debt	31,181	32,204
Revolving credit facility	20,000	17,821
Notes payable – affiliates	25,936	3,644
Deferred tax liability	16,675	17,085
Other	2,599	41
Total liabilities	124,935	101,580

Commitments and Contingencies

Stockholders’ Equity:
Convertible preferred stock, $.001 par value, shares authorized 20,000; issued and outstanding -0- in 2009 and 2008	—	—
Common stock, $.001 par value, shares authorized 80,000; issued and outstanding 28,669 in 2009 and 25,946 in 2008	29	26
Additional paid-in capital	182,307	168,386
Accumulated earnings	7,544	1,033
Accumulated other comprehensive loss	(47)	(36)
Total stockholders’ equity	189,833	169,409
Total liabilities and stockholders’ equity	$314,768	$270,989

See notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$99,658	$86,430	$196,242	$151,687
Cost of goods sold	81,009	69,344	159,351	124,948
Gross profit	18,649	17,086	36,891	26,739

Operating expenses:
Selling, general and administrative expenses	9,805	9,752	19,476	16,811
Depreciation and amortization	1,502	1,710	2,991	2,585
Litigation settlement	—	—	—	3,950
Operating income	7,342	5,624	14,424	3,393

Interest expense	752	902	1,476	903
Interest income	(27)	(66)	(51)	(282)
Other expense – Change in fair value of warrants	577	—	784	—
Income before taxes	6,040	4,788	12,215	2,772

Provision for taxes	2,858	1,875	5,514	1,129
Net income	$3,182	$2,913	$6,701	$1,643

Basic earnings per common share	$0.11	$0.15	$0.25	$0.09
Diluted earnings per common share	$0.11	$0.11	$0.23	$0.08

Basic weighted average of common shares outstanding	27,832	19,899	26,928	18,052
Diluted weighted average of common shares outstanding	29,089	26,333	29,050	21,664

See notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2009	2008
Net income	$6,701	$1,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,991	2,585
Deferred rent	7	(14)
Amortization of deferred financing costs	93	45
Amortization of debt discount on acquisition notes	26	13
Change in fair value of warrants	784	—
Change in fair value of interest rate cap contract	(8)	5
Provision for doubtful accounts	1,445	550
Non-cash stock compensation expense	702	94
Deferred income taxes	(554)	(22)
Changes in operating assets and liabilities:
Accounts receivable	(6,167)	(1,000)
Inventories	(221)	(2,619)
Prepaid expenses and other assets	(407)	165
Accounts payable, accrued expenses and income taxes payable	(2,413)	(887)
Net cash provided by operating activities	2,979	558

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(507)	(226)
Purchases of short term investments	—	(300)
Sales of short term investments and non-current marketable securities	19	7,398
Payment for investment in Biomed, net of cash acquired	(7,502)	(50,143)
Net cash used in investing activities	(7,990)	(43,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of employee stock options	9	—
Proceeds from CIT revolver note	2,179	12,821
Net proceeds from CIT term loan	—	34,738
Payment for CIT interest rate cap contract	—	(112)
Payment for deferred financing costs	(35)	(907)
Payment for Biomed loans assumed	—	(14,925)
Tax benefit from exercise of employee stock options	89	960
Repayment of CIT term loan and capital leases	(877)	(24)
Net cash provided by financing activities	1,365	32,551

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,646)	(10,162)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,385	19,557
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,739	$9,395

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$7,948	$297
Interest paid	$1,070	$121

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

(b) The consolidated financial statements include the accounts of Allion and its subsidiaries. The consolidated balance sheet as of June 30, 2009, the consolidated statements of income for the three and six months ended June 30, 2009 and 2008, and the consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with Article 10 of Regulation S-X and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated balance sheet at December 31, 2008 has been derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2009.

The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or any other interim period.

(c) Management has evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.

NOTE 2. NET EARNINGS PER SHARE

The Company presents earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  All per share amounts have been calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive.  Options and warrants to purchase 1,323 and 1,815 shares of common stock were outstanding at June 30, 2009 and 2008, respectively.  Also included in diluted shares outstanding for the three and six month periods ended June 30, 2009 are 837 and 1,726 incremental shares, respectively, related to the component of the Biomed earn-out payment that was settled in stock on June 26, 2009 (see Note 4. Acquisition). The diluted shares outstanding for the three-month periods ended June 30, 2009 and 2008 were 29,089 and 26,333, respectively, and resulted in diluted earnings per share of $0.11 and $0.11, respectively.  The diluted shares outstanding for the six-month periods ended June 30, 2009 and 2008 were 29,050 and 21,664, respectively, and resulted in diluted earnings per share of $0.23 and $0.08, respectively.  For the three-month periods ended June 30, 2009 and 2008, the diluted earnings per share does not include the impact of 659 and 808 common stock options and warrants then outstanding, respectively, and for the six-month periods ended June 30, 2009 and 2008, the diluted earnings per share does not include the impact of 689 and 808 common stock options and warrants then outstanding, respectively, as, in each case, the effect of their inclusion would be anti-dilutive.

The basic and diluted weighted average shares for the three and six months ended June 30, 2008 and basic earnings per common share for the six months ended June 30, 2008 have been adjusted in the current period.  The adjustments were made to correct an error in the calculation of weighted average shares outstanding and its related impact on basic earnings per share for the six months ended June 30, 2008.  The effect of this adjustment is not material, either quantitatively or qualitatively, to the Company’s 2008 consolidated financial statements.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On April 9, 2009, the FASB issued the following three Final Staff Positions (“FSPs:”):

•	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”(“FSP 157-4”);

•	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (respectively, “FSP 107-1” and “APB 28-1”); and

•	FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (respectively, “FSP 115-2” and “FSP 124-2”).

All three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may early adopt an FSP only if elects to early adopt all three FSPs.  The Company adopted all three FSPs for the quarterly period ended June 30, 2009.

FSP 157-4 provides guidance on determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms SFAS No. 157, “Fair Value Measurements,” which states the objective of fair value measurement – to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  FSP 157-4 also requires an entity to disclose a change in valuation technique (and related inputs) resulting from the application of this FSP and to quantify its effects, if practicable.  The Company’s adoption of FSP 157-4 did not have a material impact on its consolidated financial statements.

FSP 107-1 and APB 28-1 address fair value disclosures for any financial instruments that are not currently reflected at fair value on the balance sheet of an entity.  Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year.  FSP 107-1 and APB 28-1 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value.  Because FSP 107-1 and APB 28-1 require enhanced disclosures, without a change to existing standards relative to measurement and recognition, the Company’s adoption of FSP 107-1 and APB 28-1 did not have an impact on its consolidated financial statements.

FSP 115-2 and FSP 124-2 focus on other-than-temporary impairments, intending to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about credit and noncredit components of impaired debt securities that are not expected to be sold.  The measure of impairment in comprehensive income remains fair value.  FSP 115-2 and FSP 124-2 also require increased and timelier disclosures sought by investors regarding expected cash flows, credit losses and an aging of securities with unrealized losses.  The Company’s adoption of FSP 115-2 and FSP 124-2 did not have a material impact on its consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 also requires an entity to disclose the date through which it has evaluated subsequent events and the basis for that date.  SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009.  SFAS No. 165 was effective for the Company for the quarterly period ended June 30, 2009.  The Company’s adoption of SFAS No. 165 did not have a material impact on its consolidated financial statements.

On June 12, 2009, the FASB issued the following SFASs:

•	SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement 140” (“SFAS No. 166”); and

•	SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (“SFAS No. 167”).

Both SFASs are effective for annual reporting periods beginning after November 15, 2009.

SFAS No. 166 will improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The Company is currently assessing the impact that the adoption of SFAS No. 166 will have on its consolidated financial statements.

SFAS No. 167 will improve the financial reporting by enterprises involved with variable interest entities and is a revision of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”  SFAS No. 167 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  The Company is currently assessing the impact that the adoption of SFAS No. 167 will have on its consolidated financial statements.

On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”), which establishes only two levels of U.S. GAAP: authoritative and nonauthoritative.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental U.S. GAAP, except for rules and releases of the SEC, which are also sources of authoritative U.S. GAAP for SEC registrants.  On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009.  The Company will begin to use the new guidelines and numbering system prescribed by the Codification during the third quarter of 2009.  As the Codification did not change or alter existing U.S. GAAP, the adoption of SFAS No. 168 by the Company will not have an impact on its consolidated financial statements.

NOTE 4. ACQUISITION

On April 4, 2008, the Company and its wholly owned subsidiary, Biomed Healthcare, Inc., a Delaware corporation (“Merger Sub”), completed the acquisition of Biomed America, Inc., a Delaware corporation (“Biomed”), pursuant to an Agreement and Plan of Merger (the “Agreement”), dated as of March 13, 2008, by and among Allion, Merger Sub, Biomed and Biomed’s majority owner, Parallex LLC, a Delaware limited liability company.  The acquisition was effected by the merger of Biomed with and into Merger Sub, with Merger Sub as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”).  The primary reason for acquiring Biomed was to expand the Company’s product and service offerings and diversify its payor base by increasing the revenues received from non-government payors.   The Company’s management believes Biomed has a leading reputation among patients and referring physicians managing hemophilia, immune deficiencies and other chronic conditions.  The consideration paid at closing, which approximated a multiple of eight times Biomed’s annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”), was the result of a negotiation between the parties and the Company’s valuation of the business. The Company’s valuation of the business was determined by using a discounted cash flow analysis of Biomed’s five year projections, a review and analysis of comparable company valuations and precedent transactions.

The purchase price paid at the closing for all of the outstanding shares of Biomed totaled $121,189 and was paid with funds from a new senior credit facility provided by CIT Healthcare LLC (“CIT”) (see Note 7. Financing Activity), available cash, and newly issued Allion common stock, par value $0.001 per share (“Common Stock”) and Series A-1 preferred stock, par value $0.001 per share (“Series A-1 Preferred Stock”).  The aggregate consideration paid to the former Biomed stockholders consisted of $48,000 in cash and a combined total of approximately 9,350 shares of Common Stock and Series A-1 Preferred Stock.  In accordance with NASDAQ Stock Market Rule 5365(a), at the closing of the Merger, the Company issued to the former Biomed stockholders new Common Stock in an amount equal to 19.9% of its Common Stock outstanding, with the remainder of the stock portion of the purchase price issued in shares of Series A-1 Preferred Stock.  The total number of shares of Common Stock issued at closing was 3,225, and the total number of shares of  Series A-1 Preferred Stock issued at closing was 6,125.  On June 24, 2008, the Company’s stockholders approved the issuance of 6,125 shares of Common Stock, resulting in a one-for-one conversion of the Series A-1 Preferred Stock into Common Stock.  The Company also assumed $18,569 of Biomed’s outstanding indebtedness and incurred direct acquisition costs of $2,580.  In addition to the purchase price, the Company made an earn out payment in June 2009 to the former Biomed stockholders, as the Biomed business EBITDA for the twelve months ended April 30, 2009 exceeded $14,750.  The total amount of the final earn out payment was valued at $44,413 and was recorded as an increase to goodwill.  The aggregate earn out consideration paid to the former Biomed stockholders consisted of $7,500 in cash, $22,292 in subordinated promissory notes and 2,625 shares of Common Stock, which was valued at $14,621.

For purposes of determining the number of shares of Common Stock that were issued in connection with the earn out payment, the Company divided the portion of the earn out payment that was paid in Common Stock, by $8.00 per share, because the most recent 10-day average of the closing price of the Common Stock was less than $8.00 per share.  The calculation resulted in the issuance of 2,625 shares of Common Stock.  The total shares of Common Stock issued to the former Biomed stockholders, including the shares issued for the earn out payment, represent 42% of the total Allion shares outstanding.

The following allocation of the purchase price and the transaction costs is based on information available to the Company’s management at the time the consolidated financial statements were prepared.

Purchase Price Paid
Cash paid to seller at closing	$48,000
Cash paid to seller for earn-out obligation	7,500
Notes payable assumed	13,944
Long-term debt assumed	4,625
Subordinated promissory notes issued for earn-out obligation	22,292
Fair value of Common Stock issued (1)	16,574
Fair value of preferred stock issued (2)	35,466
Fair value of Common Stock issued for earn-out obligation (3)	14,621
Direct acquisition costs (4)	2,580
Total purchase price	$165,602
Allocation of Purchase Price
Customer relationships (10 year life)	$24,950
Trade name (20 year life)	6,230
Covenant not to compete (3 year life)	540
Goodwill	136,819
168,539
Assets / liabilities assumed:
Accounts receivable, net	15,963
Inventories	1,914
Other current assets	280
Fixed assets	465
Notes receivable / other assets	202
Total current liabilities	(7,693)
Capital lease obligation	(4)
Deferred tax asset	525
Deferred tax liability	(14,589)
$165,602

_____________________________
(1)
The consideration associated with the Common Stock was valued at $5.14 per share based on the average closing price of Common Stock three days before and after the March 13, 2008 announcement of the Merger.

(2)	The consideration associated with the Series A-1 Preferred Stock was valued at $5.79 per share based on an independent valuation.
(3)
The consideration associated with the Common Stock was valued at $5.57 per share based on the closing price of the Common Stock on April 30, 2009, the date the contingent consideration was considered earned and issuable.

(4)	A portion of this amount was paid in 2007.

The acquisition was recorded by allocating the purchase price to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date.  The excess cost over the net amounts assigned to the fair value of the assets acquired is recorded as goodwill and reflects the benefit the Company expects to realize from expanding its product offering and diversifying its payor base.  The results of operations from the acquisition are included in Allion’s consolidated operating results as of April 4, 2008, the date Biomed was acquired.  The Biomed business operates as a separate reportable segment (see Note 9. Operating Segments).  The goodwill and identifiable intangible assets recorded as a result of the Biomed acquisition are not expected to be deductible for tax purposes.

The Company utilized the services of a third party appraisal firm to assist in the estimate of the fair value of the material identifiable intangible assets of Biomed.  The methodology and key assumptions used in determining the fair value of the intangible assets acquired is as follows:

Intangible asset:	Trade Name	Covenant not to compete	Customer relationships

Methodology:	Income approach -	Income approach	Income approach
	Relief from Royalty Method

Key assumptions:
Risk Adjusted Rate of Return	13.5%	13.5%	14.0%
Effective Tax Rate	40.0%	40.0%	40.0%
Remaining Life for Amortization Purposes	15 yrs.	15 yrs.	15 yrs.
Royalty Rate	1.0%	-	-
Remaining Economic Life:	20 yrs	3 year agreement	4 yrs. (IVIG)
			13 yrs. (Blood Factor)
Attrition Rate:	-	-	66.7% (IVIG)
			10.0% (Blood Factor)

Included in goodwill is the fair value of the assembled workforce of $760. The assembled staff was valued by estimating the cost to replace the employees as of the valuation date. Because the workforce was in place and was purchased along with the rest of the Biomed business, the value to the Company is the total cost the Company would have incurred had it been required to replace the workforce.

The following unaudited pro forma results were developed assuming the acquisition of Biomed occurred on January 1, 2008 and that the 11,975 shares of Common Stock and Series A-1 Preferred Stock, including the earn out shares, were also issued as of January 1, 2008.  The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the Biomed transaction had occurred on the date indicated or what the Company’s results of operations will be in future periods. The financial results for the periods prior to the acquisition were based on audited or reviewed financial statements, where required, or internal financial statements as provided by the seller.

Six Months Ended
June 30, 2008
(Unaudited)
Revenue	$172,093
Net income	2,988

Earnings per common share
Basic	$0.11
Diluted	$0.10

NOTE 5. SHORT TERM INVESTMENTS

Short term investments of $259 at both June 30, 2009 and December 31, 2008 include a certificate of deposit with an original term of twelve months, ending in November 2009, and an annual interest rate of 2.47%.

NOTE 6. FAIR VALUE MEASUREMENTS

SFAS No. 157 clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements.  The Company adopted the methods of fair value as described in SFAS No. 157 to value its financial assets and liabilities effective January 1, 2008 and, with respect to its non-financial assets and liabilities effective as of January 1, 2009, neither of which had a material impact on the Company’s financial statements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.  SFAS No. 157 establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, described below:

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

SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price be used to measure fair value whenever possible.    The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	As of June 30, 2009	Level 1	Level 2	Level 3

Assets:
Auction rate securities	$2,125	$—	$—	$2,125
Derivative contracts	$11	$—	$11	$—

Liabilities:
Warrant contracts	$2,007	$—	$—	$2,007

Financial assets and liabilities included in the Company’s financial statements and measured at fair value as of June 30, 2009 are classified based on the valuation technique levels as follows:

Non-current marketable securities of $2,125 at June 30, 2009 consist of auction rate securities (“ARS”), which were measured using unobservable inputs (Level 3).  The Company’s warrant contracts were also measured using Level 3 inputs.  These securities and warrant contracts were assigned to Level 3 because broker/dealer/valuation specialist quotes are significant inputs to the valuation, and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.

At June 30, 2009, the Company had a derivative asset contract, which consisted of an interest rate cap contract outstanding with a notional amount of $17,500 that expires in April 2011.  This derivative contract is valued using current quoted market prices and significant other observable and unobservable inputs and is considered a Level 2 item.

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis.  However, the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to goodwill and other indefinite-lived intangible assets and long-lived assets.  Goodwill and other indefinite-lived intangible assets are reviewed annually for potential impairment utilizing an income and market approach when measuring the fair value of its reporting units. Goodwill, other indefinite-lived intangible assets and long-lived assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The carrying amount of cash, accounts receivables and accounts payables and other short-term financial instruments approximate their fair value due to their short-term nature.  The Company believes that borrowings outstanding under its revolving credit facility and term loan approximate fair value because such borrowings bear interest at current variable market rates.  There are no quoted market prices available for notes payable – affiliates; however, the Company believes that the carrying amounts approximate fair value, because these notes bear interest at prime plus 1%.

Auction Rate Securities

As of June 30, 2009 and December 31, 2008, the Company had $2,125 and $2,155, respectively, of ARS, the fair value of which has been measured using Level 3 inputs.  These ARS are collateralized with Federal Family Education Loan Program student loans.  The monthly auctions have historically provided a liquid market for these securities.  However, since February 2008, there has not been a successful auction due to the lack of sufficient buyers for these ARS.  The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2009.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows, and expected holding periods of the ARS.  These inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the ARS, including assumptions about risk developed based on the best information available in the circumstances.

Based on this assessment of fair value, as of June 30, 2009, the Company has recorded a temporary impairment charge on these securities.  The unrealized loss through June 30, 2009 was $79 ($47 net of tax) and is recorded as a component of other comprehensive income. The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process occurs or until maturity (ranging from 2037 to 2041).  As of March 31, 2008, the Company reclassified the entire ARS investment balance from short term investments to marketable securities, non-current on its consolidated balance sheet because of the Company’s belief that it could take longer than one year for its investments in ARS to settle.

The following table reflects the activity for the ARS, measured at fair value using Level 3 inputs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance at beginning of period	$2,147	$2,228	$2,155	$—
Transfers to Level 3 investments	—	—	—	2,228
Total gains and losses:
Included in earnings – realized	(3)	(16)	(11)	(16)
Unrealized losses included in accumulated
other comprehensive loss	(19)	(60)	(19)	(60)
Balance at end of period	$2,125	$2,152	$2,125	$2,152

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

On January 1, 2009, the Company adopted the provisions of EITF 07-5, which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise price and settlement provisions.  As a result of the adoption of EITF 07-5, the Company’s outstanding stock warrants must be accounted for as derivative liability instruments.  Prior to the adoption of EITF 07-5, the Company accounted for warrants in stockholders’ equity under SFAS No. 133. The Company recognized a cumulative effect of a change in accounting principle of $271 ($190 net of tax), which represents the difference between the amounts recognized in the balance sheet before initial adoption of EITF 07-5 and the amounts recognized in the balance sheet at initial adoption of EITF 07-5 on January 1, 2009.  Additionally, the Company recorded an increase in long term liabilities of $1,425, representing the fair value of the warrants outstanding, and a decrease in additional paid-in capital of $1,154 as a result of the adoption of EITF 07-5.  The fair value of each warrant is remeasured each quarter using a Black-Scholes valuation model, which considers the risk-free interest rate, dividend yield, volatility factor and expected life specific to each individual warrant until settlement or expiration.  Changes in the fair value of the warrants are recognized in earnings in the Company’s income statement in other expense and as non-cash adjustment to net cash provided by operating activities in the statement of cash flows, each quarter when the warrants are revalued.   During the three and six months ended June 30, 2009, the Company recorded other expense of $577 and $784, respectively, relating to the change in fair value of warrants during the periods.

The Company estimates the fair value of the warrants using a Black-Scholes valuation model with the following assumptions:

Six Months Ended
June 30, 2009
Risk-free interest rate	.18% - 3.19%
Dividend yield	0%
Expected volatility	30.88% - 54.29%
Expected warrant term	3 Months – 6 Years

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

The following table reflects the activity for the warrants, measured at fair value using Level 3 inputs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance at beginning of period	$1,430	$—	$—	$—
Transfers to Level 3 liability	—	—	1,425	—
Settlement of Level 3 liability	—	—	(202)	—
Total gains and losses:
Included in earnings – (change in value)	577	—	784	—
Balance at end of period	$2,007	$—	$2,007	$—

Information related to the Company’s derivative instruments is presented below:

	Fair Value of Derivative Instruments
	June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Asset Derivatives:
Interest rate cap contract	Prepaid Expenses and Other Current Assets	$11	Prepaid Expenses and Other Current Assets	$3

Liability Derivatives:
Warrant contract	Other Long Term Liabilities	$2,007	Other Long Term Liabilities	$—

The Effect of Derivative Instruments on the Income Statement
		Amount of (Gain) or Loss on Derivatives Recognized in Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location of (Gain) or Loss on Derivatives Recognized in Income	2009	2008	2009	2008
Interest rate cap contract	Interest expense	$(7)	$5	$(8)	$5
Warrant contract	Other expense	$577	$—	$784	$—

NOTE 7. FINANCING ACTIVITY

On April 4, 2008, in connection with the acquisition of Biomed (see Note 4. Acquisition), the Company entered into a Credit and Guaranty Agreement with CIT (the “Credit Agreement”), which provides for a five-year $55,000 senior secured credit facility comprised of a $35,000 term loan and a $20,000 revolving credit facility.  At the Company’s option, the principal balance of loans outstanding under the term loan and the revolving credit facility bear annual interest at a rate equal to a base rate (higher of the Federal Funds rate plus 0.5%, or J.P. Morgan Chase Bank’s prime rate) plus 3%, or LIBOR plus 4%.  The Company incurred during the six months ended June 30, 2009 and 2008, $35 and $907, respectively, in deferred financing costs related to this financing, which are being amortized over the five-year term of the loan.  As of June 30, 2009, unamortized deferred financing costs related to the senior secured credit facility were $713.  The Company may prepay the term loan and the revolving credit facility in whole or in part at any time without penalty, subject to reimbursement of the lenders’ customary breakage and redeployment costs in the case of prepayment of LIBOR borrowings.  The Credit Agreement covenants include the requirement to maintain certain financial ratios. As of June 30, 2009, the Company was in compliance with all financial covenants.  The Credit Agreement is secured by a senior secured first priority security interest in substantially all of the Company’s assets and is fully and unconditionally guaranteed by any of the Company’s current or future direct or indirect subsidiaries that are not borrowers under the Credit Agreement.

Revolving Credit Facility

At June 30, 2009, the Company’s borrowing under the revolving credit facility was $20,000, and the interest rates on the revolving credit facility ranged from 4.308% to 4.318%.  The weighted average annual interest rate for the three and six months ended June 30, 2009 on the revolving credit facility was 4.3% and 4.4%, respectively.  The Company is required to pay the lender a fee equal to 0.5% per annum on the unused portion of the revolving credit facility.

Term Loan

At June 30, 2009, the Company’s borrowing under the term loan was $33,250, and the interest rate on the term loan was 5.139%.  The weighted average annual interest rate for the three and six months ended June 30, 2009 on the term loan was 5.1% and 4.8%, respectively.  The Company is required to make consecutive quarterly principal payments on the term loan, which commenced on September 30, 2008, with a final payment due on April 4, 2013.

Long term debt under the Company’s senior secured credit facility consists of the following:

	June 30,	December 31,
	2009	2008
Term loan, net of original issue discount of $197 in 2009 and $223 in 2008	$33,053	$33,902
Less: current maturities	1,872	1,698
Long term debt	$31,181	$32,204

The Company is required to maintain interest rate protection in connection with its variable rate borrowings associated with its term loan. The Company manages the risk of interest rate variability through the use of a derivative financial instrument designed to hedge potential changes in variable interest rates. The Company uses an interest rate cap contract for this purpose.  At June 30, 2009, the Company had an interest rate cap contract outstanding with a notional amount of $17,500 that expires in April 2011.  Through this contract, the Company has capped the LIBOR component of its interest rate at 5%.  As of June 30, 2009, the three-month LIBOR rate was 0.595%. See Note 6. Fair Measurements.

The Company did not elect to apply hedge accounting.  The fair value of the derivative resulted in a mark-to-market gains of  $7 and $8 for the three and six months ended June 30, 2009, respectively, and mark-to-market losses of $5 for each of the three and six months ended June 30, 2008.

NOTE 8. NOTES PAYABLE – AFFILIATES

At June 30, 2009, Notes payable – affiliates consists of unsecured subordinated promissory notes (the “Subordinated Notes”) in the amount of $22,292 that were issued in connection with the Biomed earn out (see Note 4. Acquisition).  These Subordinated Notes were issued on June 25, 2009 and bear interest at a base rate of prime plus 1% per annum.  The weighted average interest rate on the Subordinated Notes for each of the three and six months ended June 30, 2009 was 4.25%.  The Subordinated Notes and all accrued interest are due on June 25, 2011.

Also included in Notes payable – affiliates at June 30, 2009 and December 31, 2008, are three unsecured notes in the amount of $3,000, $425 and $219.  All three notes are due on demand and bear interest at 6% per annum.

All notes are subordinated to the Company’s senior secured credit facility and have been classified as long-term.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Results of Operations
Net Sales: Specialty HIV	$75,174	$68,693	$146,193	$133,950
Specialty Infusion	24,484	17,737	50,049	17,737
Total Net Sales	$99,658	$86,430	$196,242	$151,687

Operating Income: Specialty HIV (1)	$2,757	$2,337	$4,814	$106
Specialty Infusion	4,585	3,287	9,610	3,287
Total Operating Income	$7,342	$5,624	$14,424	$3,393

Interest Expense, Net	725	836	1,425	621
Other Expense	577	—	784	—
Provision for Taxes	2,858	1,875	5,514	1,129

Net Income	$3,182	$2,913	$6,701	$1,643

Depreciation & Amortization Expense: Specialty HIV	$703	$823	$1,401	$1,698
Specialty Infusion	799	887	1,590	887
Total Depreciation & Amortization Expense	$1,502	$1,710	$2,991	$2,585

_____________________________

(1)	Includes a $3,950 charge related to the Company’s litigation settlement with Oris Medical Systems, Inc. for the six months ended June 30, 2008.

	June 30, 2009	December 31, 2008

Total Assets:
Specialty HIV	$115,371	$120,458
Specialty Infusion	199,397	150,531
Total Assets	$314,768	$270,989

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

For the three and six months ended June 30, 2009 and for the three months ended June 30, 2008, nursing services were provided to the Specialty Infusion business by an affiliated party.  Fees charged for nursing services provided were $807 and $476 for the three months ended June 30, 2009 and 2008, respectively, and were $1,549 and $476 for the six months ended June 30, 2009 and 2008, respectively, and are included as a component of Cost of goods sold.

At both June 30, 2009 and December 31, 2008, notes payable totaling $25,936 and $3,644, respectively, was due to affiliates (see Note 8. Notes Payable-Affiliates).

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

Oris Medical Systems, Inc. v. Allion Healthcare, Inc., et al., Superior Court of California, San Diego County, Action No. GIC 870818.  OMS filed a complaint against the Company, Oris Health, Inc. (“Oris Health”) and MOMS Pharmacy, Inc. (“MOMS”) on August 14, 2006, alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, specific performance, accounting, fraud, negligent misrepresentation, rescission, conversion and declaratory relief, allegedly arising out of the May 19, 2005 Asset Purchase Agreement (the “Asset Purchase Agreement”) between Oris Health and MOMS on the one hand, and OMS on the other hand.  The court dismissed the negligent misrepresentation cause of action.  The Company, Oris Health and MOMS filed a cross-complaint against OMS, OMS’ majority shareholder Pat Iantorno, and the Iantorno Management Group for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, rescission, and related claims.  Prior to trial, which began April 25, 2008, OMS dismissed its claims for rescission and conversion, and the Company dismissed the fraud claim and several other claims.  On May 6, 2008, during trial, the parties settled the entire action.  Pursuant to the terms of the settlement, the Company agreed to pay OMS $3,950 and dismiss the cross-complaint with prejudice in exchange for mutual general releases and dismissal of the complaint with prejudice.  As part of the settlement, the parties have agreed that the Asset Purchase Agreement has terminated, with no further earn out payments due by the Company.  The Company accrued the litigation settlement of $3,950 during the three months ended March 31, 2008 and paid the settlement on May 27, 2008.

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

NOTE 12. STOCK-BASED COMPENSATION PLAN

Under the terms of the Company’s stock incentive plans, the Board of Directors of the Company may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of the Company. Under the terms of the 2002 Stock Incentive Plan, the Board of Directors of the Company may also grant restricted stock awards to employees, officers, directors, agents, consultants and independent contractors of the Company.   All options are issued at fair market value at the grant date, and vesting terms vary according to the plans. The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender.   All restricted stock awards are granted at fair value at the grant date based upon the Company’s closing stock price and have specified vesting terms.

The Company follows SFAS No. 123R, “Share-Based Payment”, which requires that all share-based payments to employees, including stock options and restricted stock awards, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite vesting period.   The Company recorded non-cash compensation expense of $71 and $35 for the three months ended June 30, 2009 and 2008, respectively, and non-cash compensation expense of $156 and $94 for the six months ended June 30, 2009 and 2008, respectively, relating to share-based compensation awards, which were recorded as part of selling, general and administrative expenses.

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
•
A prorata number of Units, calculated as if the Units had vested on a monthly basis, upon the employee’s termination of employment by the Company without cause or by the employee for good reason (as such terms are defined in the award certificate), or;

•	In full upon a change in control of the Company that occurs within six months following the employee’s termination.

The award certificate also provides that the employee will be entitled to a tax gross-up payment to cover excise tax liability incurred, whether pursuant to the terms of the Units or otherwise, that may be deemed “golden parachute” payments under Section 280G of the Internal Revenue Code.

These Units are considered a liability award under SFAS No. 123R.  A liability award under SFAS No. 123R is measured based on the award’s fair value and remeasured at the end of each reporting period until the date of settlement.  Compensation expense will be recorded each period until settlement, based on the change in the fair value of Common Stock for each reporting period for the portion of the Unit’s requisite service period that has been rendered at the reporting date.  For the three and six months ended June 30, 2009, the Company recorded compensation expense of $377 and $546, respectively, and a liability of $546 at June 30, 2009, related to these Units.   This liability is included within Other long term liabilities on the Consolidated Balance Sheet.

NOTE 13. INCOME TAXES

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007.  Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement.

At June 30, 2009, the Company did not have accrued interest and penalties related to any unrecognized tax benefits.  The years subject to potential audit varies depending on the tax jurisdiction.  Generally, the Company’s statutes are open for tax years ended December 31, 2005 and forward.  The Company’s major taxing jurisdictions include the United States, New York, California, Pennsylvania and Kansas.

The IRS is in the process of auditing the Company’s 2006 Federal Income Tax Return and has notified the Company of its intent to audit the Company’s 2007 Federal Income Tax Return.

NOTE 14. SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

In April 2008, the Company acquired Biomed, with part of the consideration paid with newly issued Common Stock and Series A-1 Preferred Stock and the assumption of Biomed’s outstanding indebtedness.  In June 2009, the Company made an earn out payment to the former Biomed stockholders, with part of the consideration paid with newly issued Common Stock and the issuance of subordinated promissory notes.  See Note 4. Acquisition.

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

The following table represents the percentage of total revenues our Specialty Infusion division generated during the three and six months ended June 30, 2009, from sales of the products used to treat the conditions described above:

	Three Months Ended	Six Months Ended
	June 30, 2009
Therapy Products	Therapy Mix
Blood Clotting Factor	57.8%	59.3%
IVIG (1)	34.9%	33.7%
Other	7.3%	7.0%
Total	100.0%	100.0%

(1)	Intravenous immunoglobulin.

Geographic Footprint

As of June 30, 2009, our Specialty HIV division operated twelve pharmacy locations, strategically located in California (seven separate locations), New York (two separate locations), Washington (two separate locations), and Florida to serve major metropolitan areas where high concentrations of HIV/AIDS patients reside. As of June 30, 2009, our Specialty Infusion division operated six locations in Kansas, California, Florida, Pennsylvania, New York and Texas and is licensed to dispense drugs in over 40 states.

Net Sales

For the three and six months ended June 30, 2009, approximately 55% of our net sales came from payments directly from government sources such as Medicaid, ADAP, and Medicare (excluding Part D, described below, which is administered through private payor sources).  These, along with Medicare Part D, are all highly regulated government programs subject to frequent changes and cost containment measures. We continually monitor changes in reimbursement for all products provided.

Based on revenues for the three and six months ended June 30, 2009 for our Specialty HIV business and our Specialty Infusion business, the following table presents the percentage of our total revenues reimbursed by these payors:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Specialty HIV	Specialty Infusion	Total	Specialty HIV	Specialty Infusion	Total
Non governmental	36.8%	69.3%	44.8%	36.3%	68.9%	44.6%
Governmental
Medicaid/ADAP	63.1%	25.2%	53.8%	63.6%	25.9%	54.0%
Medicare	0.1%	5.5%	1.4%	0.1%	5.2%	1.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Effective July 1, 2008, the California legislature approved a 10% reduction in the reimbursement to providers paid under Medi-Cal. The 10% reduction, which was initiated as part of the fiscal 2009 state budget setting process, included reduced reimbursement for prescription drugs. On August 18, 2008, the U.S. District Court issued a preliminary injunction to halt certain portions of the 10% payment reduction, including the reductions related to prescription drugs. In response to the ruling, the California Department of Health Care Services, or DHCS, eliminated the 10% payment reduction, effective September 5, 2008. DHCS also announced that corrections to previously adjudicated claims for dates of service on or after August 18, 2008 will be reprocessed at rates in effect prior to the cuts. The State of California filed an appeal of the preliminary injunction with the Ninth Circuit Court of Appeals. On July 9, 2009, the Ninth Circuit Court of Appeals sustained the District Court’s injunction and ordered DHCS to reimburse providers the 10% reduction previously deducted from provider payments for the period from July 1, 2008 to August 18, 2008.  As of June 30, 2009, the Company has not recognized any revenues or related accounts receivable related to this retroactive payment. The Company estimates its retroactive reimbursement payment will total approximately $700.

In September 2008, Assembly Bill 1183 was enacted in California, requiring provider payments to be reduced by 1% or 5%, depending upon the provider type, for dates of service on or after March 1, 2009. These reductions replace the 10% provider payment reductions previously implemented and subsequently overturned by the courts. On January 16, 2009, Managed Pharmacy Care and other plaintiffs filed a complaint challenging the 5% rate reduction to providers of pharmacy services under Assembly Bill 1183.  On February 27, 2009, the U.S. District Court issued a preliminary injunction prohibiting DHCS from implementing the 5% reduction in payments to pharmacies for prescription drugs (including prescription drugs and traditional over-the-counter drugs provided by prescription) provided under the Medi-Cal fee-for-service program. If ultimately implemented, we believe the 5% rate reduction will have a material adverse effect on our operations, financial condition and financial results.  Based on the results for our Specialty HIV business and for our Specialty Infusion business for the six months ended June 30, 2009, our annualized net sales for prescription drugs from the Medi-Cal program subject to the 5% and 1% reductions total approximately $62 million and $13 million, respectively, or 21.1% and 12.9% of our total annualized net sales, respectively.

Operating Expenses

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

Critical Accounting Policies

Management believes that our accounting policies related to revenue recognition, allowance for doubtful accounts, long-lived asset impairments, and goodwill and other intangible assets represent “critical accounting policies,” which the SEC defines as those that are most important to the presentation of a company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often because management must make estimates about uncertain and changing matters. Our critical accounting policies affect the amount of income and expense we record in each period, as well as the value of our assets and liabilities and our disclosures regarding contingent assets and liabilities. In applying these critical accounting policies, we make estimates and assumptions to prepare our financial statements that, if made differently, could have a positive or negative effect on our financial results. We believe that our estimates and assumptions are both reasonable and appropriate, in light of applicable accounting rules. However, estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could differ materially from estimates.   Further information regarding these policies appears under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 9, 2009.  During the six-month period ended June 30, 2009, there have been no significant changes to our critical accounting policies or to the related assumptions and estimates involved in applying these policies.  However, the Company has expanded its disclosures as it relates to Revenue Recognition and Goodwill and Other Intangible Assets, as follows:

Revenue Recognition.  Substantially all of our revenues are generated from the sale of prescription drugs to patients and are reimbursed by government and private payors.  Net sales for both our Specialty HIV and Specialty Infusion divisions are recognized upon shipment.  For the Specialty Infusion division and to a lesser degree the Specialty HIV division, revenues are recorded net of contractual allowances.  Contractual allowances represent estimated differences between billed sales and amounts expected to be realized from third party payors.  We evaluate several criteria in developing estimated contractual allowances, including historical trends based on actual claims paid and current contract and reimbursement terms.  Any difference between amounts expected to be realized from third party payors and actual amounts received are recorded as an adjustment to sales in the period the actual reimbursement rate is determined.

Any patient can initiate the filling of prescriptions by having a doctor call in prescriptions to our pharmacists, faxing our pharmacists a prescription, or mailing prescriptions to one of our facilities. Once we have verified that the prescriptions are valid and have received authorization from a patient’s insurance company or state insurance program, the pharmacist then fills the prescriptions and ships the medications to the patient through an outside delivery service, an express courier service or postal mail, or the patient picks up the prescriptions at the pharmacy.  These and other factors indicate we are a principal in the arrangement with our patients and third party payors and as such, we record our revenues and cost of goods sold on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19.

Our Specialty HIV division receives premium reimbursement under California’s HIV/AIDS Pharmacy Pilot Program, which we refer to as the California Pilot Program, and has been certified as a specialized HIV pharmacy eligible for premium reimbursement under the New York State Medicaid program. The California Pilot Program was renewed until June 30, 2009, and, as a result, of the current budget issues in California, no decision has yet been made with respect to further renewal.  We have been notified that the New York program has been extended through September 2010, and we are awaiting recertification.  We have qualified for both the California and New York programs since 2005.  Premium reimbursement for eligible prescriptions dispensed in the current period are recorded as a component of net sales.   These revenues are estimated at the time service is provided and accrued to the extent that payment has not been received.  In New York, we receive the premium payment annually, and we received the annual payment for calendar year 2007 under the New York program in September 2008.  Under the California Pilot Program, we have historically received regular payments for premium reimbursement, which are paid in conjunction with the regular reimbursement amounts due through the normal payment cycle.  However, since July 1, 2008, we have recognized revenue of $1,338, but have collected only $150, under the California Pilot Program.  We believe the budgetary challenges currently experienced in California may result in further payment delays.  Based on this uncertainty, we did not recognize any revenues related to the California Pilot Program for the three months ended June 30, 2009.  The net accounts receivable balance at June 30, 2009 related to the California Pilot Program was $855.

Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets associated with acquisitions that are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests.

The impairment test for goodwill involves comparing the fair value of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure for a goodwill impairment loss. This step revalues all assets and liabilities of the reporting unit to their current fair values and then compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

The valuation of goodwill is dependent upon the estimated fair market value of our three reporting units.  The Specialty Infusion segment, which resulted from the acquisition of Biomed in April 2008, is comprised of only a single business component and, therefore, was determined to be a separate reporting unit under SFAS No. 142.  All goodwill resulting from the Biomed acquisition was fully allocated to the Specialty Infusion segment.  The Specialty HIV segment was disaggregated into an East and West region (or reporting unit) for the purpose of testing goodwill for impairment.  A regional difference in state reimbursement programs (principally California and New York states) was the principal factor used to determine the two reporting units.  All of the other economic characteristics of each of the pharmacies within these regions are similar.  The goodwill originating from acquisitions in California and Washington states are allocated to the West region.  The goodwill originating from acquisitions in New York state is allocated to the East region.

We determine fair values of the reporting units by us using a combination of the income and market approach, with equal weighting given to both. We utilized the income and market approach transaction methods, as they were determined to be the most applicable to the perspective of value. The income approach bears significance because it considers our future income potential.  The market approach transaction method is appropriate because it reflects market behavior and the attitudes and actions of market participants.  The selected approaches were determined to be most reasonable given the availability and appropriateness of data available as of the date of value.  An equal weighting was applied, as there were no material circumstances surrounding the application of each approach that would require a different weighting mechanism.

The income approach, or discounted cash flow approach, requires estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, and capital requirements. It also requires estimates as to the appropriate discount rates to be used. Our cash flow model used forecasts for five-year periods and a terminal value. The significant assumptions for these forecasts included compounded annual revenue growth rates ranging from 6% to 12%, with an average compounded annual growth rate of approximately 10.5%. The growth rates, profitability levels, and other variables were determined by reviewing historical results and current operating trends of the reporting units. Terminal values for all reporting units were calculated using a long-term growth rate of 3%. In estimating the fair value of the reporting units for the 2008 impairment tests, we applied discount rates to our reporting units’ projected cash flows of 13%.  In developing this discount rate, we relied upon a weighted average cost of capital, or WACC, calculation.  In order to estimate the cost of equity component of the WACC, we relied upon the capital asset pricing model.  In estimating the appropriate WACC, assumptions with regard to cost of debt capital, the risk-free rate, beta, and the debt and equity weights were developed based on market information known as of the goodwill testing date.  The equity risk premium was based on Ibbotson’s SBBI (2008), a third party research report used in the development of discount rates.  Finally, a size risk premium was considered to be appropriate, and was included as part of the assumed cost of equity component of the WACC.  The size risk premium was also based on Ibbotson’s SBBI (2008).

The market approach is based on the comparable transaction method, which considers the sale and acquisition activities in our industry and derives a range of valuation multiples.  We applied the median of the resulting multiples (approximately 15.5 times EBITDA) to the reporting units to determine fair value under this method.   This methodology conforms to our prior valuations.

When we performed our annual impairment test at December 31, 2008, we determined that, when either the income or market approach was used on a stand alone basis, no impairment existed. Given the sensitivity of the valuation of the reporting units to changes in estimated future cash flows versus the 2008 estimate, an increase in the discount rate of more than 300 basis points would likely result in an impairment charge for goodwill.  Given the sensitivity of the valuation of the reporting units to changes in valuation multiples versus the 2008 estimate, a reduction in the assumed valuation multiples of more than 50% would likely result in an impairment charge for goodwill.

During the fourth quarter of 2008, we experienced a decline in our market capitalization due to the current global economic environment and the overall volatility in the stock market. As a result, our market capitalization was less than our book value as of the end of 2008. We do not believe that the decline in our stock price was caused by events directly related to us.  With respect to the testing of our goodwill for impairment, we believe that it is reasonable to consider market capitalization as an indicator of fair value over a reasonable period of time.  We considered and evaluated the decline in market capitalization, as well as other factors described above and concluded that the carrying value of each reporting unit continues to be recoverable.  If the current economic market conditions and volatility in the stock market persist, we may be adversely affected, which could result in an impairment in goodwill in the future.

We assess the potential impairment of goodwill and other indefinite-lived intangible assets annually, typically in the fourth quarter, and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors that could trigger an interim impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for its overall business; and

•	significant negative industry or economic trends, including sustained declines in market capitalization.

Based on our assessment of the above factors, we have determined that no interim impairment tests were necessary since our annual impairment test performed at December 31, 2008.

Results of Operations

Three Months Ended June 30, 2009 and 2008

Net Sales.  Total net sales increased 15.3% to $99,658 for three months ended June 30, 2009 from $86,430 for the three months ended June 30, 2008.  Specialty Infusion revenues increased 38.0% to $24,484 for the three months ended June 30, 2009 from $17,737 for the three months ended June 30, 2008.  The increase in Specialty Infusion revenues is primarily due to volume growth in both our Blood Clotting Factor and IVIG therapy products as a result of the addition of new patients and, to a lesser degree, additional sales of products to existing patients.  Specialty HIV revenues increased 9.4% to $75,174 for the three months ended June 30, 2009 from $68,693 for three months ended June 30, 2008.  The increase in Specialty HIV revenues is principally attributable to a 6.8% increase in prescription volume and, to a lesser degree, an increase in the price of the anti-retroviral drugs we sell, partially offset by the decrease in revenue recognized for the California Pilot Program for the three months ended June 30, 2009.  For the three months ended June 30, 2008, we recorded $364 in revenue related to the California Pilot Program. Based on the current uncertainty of the California budget process, we did not record any revenues related to the California Pilot Program for the three months ended June 30, 2009.  The net accounts receivable balance at June 30, 2009 related to the California Pilot Program was $855 as compared to net accounts receivable of $121 at June 30, 2008.  Although we have historically received regular payments for premium reimbursement under the California Pilot Program, the current budget issues in California have resulted in payment delays, which we expect to continue. Revenue for the three months ended June 30, 2009 relating to the New York premium reimbursement program was $485 as compared to $227 for the same period in 2008.   The accounts receivable balance at June 30, 2009 related to the New York premium reimbursement was $2,357 as compared to $1,264 at June 30, 2008.  Based on our past experience with the New York premium reimbursement program, we expect to receive our annual payment for calendar year 2008 in the fourth quarter of 2009; however, there can be no assurance as to when we will actually receive payment.

The following table sets forth the net sales and operating data for our Specialty HIV segment for each of its distribution regions for the three months ended June 30, 2009 and 2008:

(In thousands, except patient months and prescription data)

Three Months Ended June 30,
	2009			2008
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months
California	$48,694	188,777	37,357	$46,026	179,008	36,810
New York	23,547	79,489	11,715	21,071	75,505	11,141
Washington	2,386	9,461	1,738	1,132	5,331	979
Florida	547	2,227	323	464	2,180	302
Total	$75,174	279,954	51,133	$68,693	262,024	49,232

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

Gross Profit. Gross profit was $18,649 and $17,086 for the three months ended June 30, 2009 and 2008, respectively, and represents 18.7% and 19.8% of net sales, respectively.  The decrease in gross profit as a percent of net sales is principally attributable to lower gross profit margins in both of our business segments.  Gross profit as a percent of revenues for our Specialty HIV segment declined to 13.3% for the three months ended June 30, 2009 from 14.6% for the same period in 2008.  This decline principally related to California Medi-Cal reimbursement rate cuts for non-pharmacy products, reductions in the reimbursement rates related to Medicare Part D plans, and the decrease in revenue recognized during the three months ended June 30, 2009 for the California Pilot Program.  Gross profit as a percent of revenues for our Specialty Infusion segment declined to 35.2% for the three months ended June 30, 2009 from 39.9% for the same period in 2008.  This decline is principally attributable to changes in the Specialty Infusion payor and product mix to lower-margin business.  We expect to see continued fluctuation in the payor and product mix of our Specialty Infusion business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2009 increased to $9,805 from $9,752 for the three months ended June 30, 2008 and declined as a percentage of net sales to 9.8% in 2009 from 11.3% in 2008.  The increase in selling, general and administrative expenses was primarily due to higher bad debt and executive compensation expenses, offset in part by the decline in legal expenses principally related to the litigation with Oris Medical Systems, Inc., or OMS, from 2008.  The increase in bad debt expenses principally relates to $300 in additional reserves relating to the California Medi-Cal accounts receivable of our Specialty Infusion segment.  We expect our bad debt expense for the Specialty Infusion segment to return to historical levels in the second half of 2009.  The increase in executive compensation expense includes $377 related to phantom stock units issued on February 4, 2009, which reflects the impact of the fair value re-measurement and one full quarter of service period amortization.  The decline in selling, general and administrative expenses as a percentage of net sales was principally due to the decline in legal expenses from the 2008 period and an increase in operating efficiencies in both the Specialty HIV and Specialty Infusion pharmacy operations, offsetting the increase in bad debt as a percentage of revenues.

Depreciation and Amortization. Depreciation and amortization was $1,502 and $1,710 for the three months ended June 30, 2009 and 2008, respectively, and represents 1.5% and 2.0% of net sales, respectively.  The decrease in depreciation and amortization is primarily due to the abandonment of assets from OMS in September 2008 and a reduction in the amortization of the Biomed intangibles, which were reclassified as Goodwill upon completion of a third party valuation in December 2008.

Operating Income.  Operating income for the three months ended June 30, 2009 was $7,342 as compared to $5,624 for the three months ended June 30, 2008, and represents 7.4% and 6.5% of net sales, respectively. The increase in operating income in 2009 is primarily due to the revenue growth of our Specialty Infusion business.  The increase in operating income as a percentage of net sales is principally due to a decline in legal expenses from 2008 and increased operating efficiencies, offset by lower gross profit margins for both operating segments and an increase in bad debt expense of our Specialty Infusion business.

Interest Expense. Interest expense was $752 for the three months ended June 30, 2009, which represents a decrease of $150 over interest expense of $902 for the three months ended June 30, 2008. The decrease in interest expense is principally attributable to a decline in interest rates on the indebtedness related to the financing of the Biomed acquisition.

Interest Income. Interest income was $27 for the three months ended June 30, 2009, which represents a decrease of $39 over interest income of $66 recorded for the three months ended June 30, 2008.  The decrease in interest income is principally attributable a decline in interest rates, partially offset by an increase in the amount invested in 2009.

Other Expense – Change in Fair Value of Warrants. On January 1, 2009, we adopted the provisions of EITF 07-5, which requires us to remeasure the fair value of outstanding warrants each period.  As a result, we recorded a charge of $577 for the three months ended June 30, 2009.  Approximately 84% of the $577 charge relates to one series of warrants that expires in January 2010.

Provision for Taxes.  Our effective tax rate increased to 47% for the three-month period ended June 30, 2009 from 39% for the three-month period ended June 30, 2008.   The increase is primarily due to an increase in non-deductible expenses in the three months ended June 30, 2009 related to the change in fair value of warrants and grants previously made under our stock-based compensation plan.

Six Months Ended June 30, 2009 and 2008

Net Sales.  Total net sales for the six months ended June 30, 2009 increased 29.4% to $196,242 from $151,687 for the six months ended June 30, 2008.  The increase in total net sales is primarily attributable to the acquisition of our Specialty Infusion business from Biomed in April 2008.  Specialty HIV revenues increased 9.1% to $146,193 for the six months ended June 30, 2009 from $133,950 for the six months ended June 30, 2008.  The increase in Specialty HIV revenues is principally attributable to a 5.3% increase in prescription volume and, to a lesser degree, an increase in the price of the anti-retroviral drugs we sell, partially offset by a decrease in revenue recognized for the California Pilot Program for the six months ended June 30, 2009.  In the Specialty HIV division, we recorded revenue of $361 and $720 relating to the California Pilot Program for six months ended June 30, 2009 and 2008, respectively.   The decline in revenue recorded for the California Pilot Program is related to the current uncertainty of the California budget process, which caused us not to record any revenues related to the this program for the three months ended June 30, 2009.  The net accounts receivable balance at June 30, 2009 related to the California Pilot Program was $855 as compared to net accounts receivable of $121 at June 30, 2008.  Although we have historically received regular payments for premium reimbursement under the California Pilot Program, the current budget issues in California have resulted in payment delays, which we expect to continue. Revenue for the six months ended June 30, 2009 relating to the New York premium reimbursement program was $947 as compared to $471 for the same period in 2008.  The accounts receivable balance at June 30, 2009 related to the New York premium reimbursement was $2,357 as compared to $1,264 at June 30, 2008.  Based on our past experience with the New York premium reimbursement program, we expect to receive our annual payment for calendar year 2008 in the fourth quarter of 2009; however, there can be no assurance as to when we will actually receive payment.

The following table sets forth the net sales and operating data for our Specialty HIV segment for each of its distribution regions for the six months ended June 30, 2009 and 2008:

(In thousands, except patient months and prescription data)

Six Months Ended June 30,
	2009			2008
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months
California	$95,596	370,273	73,970	$89,069	353,121	73,443
New York	45,405	153,971	23,104	41,745	149,919	22,340
Washington	4,135	16,798	3,216	2,179	10,499	1,921
Florida	1,057	4,367	629	957	4,364	592
Total	$146,193	545,409	100,919	$133,950	517,903	98,296

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

Gross Profit. Gross profit was $36,891 and $26,739 for the six months ended June 30, 2009 and 2008, respectively, and represents 18.8% and 17.6% of net sales, respectively.  The increase in gross profit and in gross profit as a percent of net sales is principally attributable to the acquisition of the Specialty Infusion business in April 2008, which generally realizes higher gross margin than our Specialty HIV business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2009 increased to $19,476 from $16,811 for the six months ended June 30, 2008 and declined as a percentage of net sales to 9.9% in 2009 from 11.1% in 2008.  The increase in selling, general and administrative expenses was primarily due to the acquisition of the Specialty Infusion business from Biomed in April 2008 and an increase in executive compensation expenses, both offset in part by the decline in legal expenses principally related to the litigation with OMS, from 2008.  The increase in executive compensation expense includes  $546 related to phantom stock units issued in February 4, 2009.  The decline in selling, general and administrative expenses as a percentage of net sales was principally due to the decline in legal expenses from the 2008 period and an increase in operating efficiencies in both the Specialty HIV and Specialty Infusion pharmacy operations, offsetting the increase in bad debts as a percentage of revenues.

Depreciation and Amortization. Depreciation and amortization was $2,991 and $2,585 for the six months ended June 30, 2009 and 2008, respectively, and represents 1.5% and 1.7% of net sales, respectively.  The increase in depreciation and amortization is primarily due to an increase in amortization of intangible assets resulting from the acquisition of Biomed in April 2008, offset in part by a decline in amortization due to the abandonment of assets from OMS in September 2008.

Litigation Settlement.  As a result of the litigation settlement with OMS, which is more fully described in Note 11 in the Notes to our Consolidated Financial Statements of this Quarterly Report on Form 10-Q, we recorded a charge of $3,950 for the six months ended June 30, 2008.   Also as part of the settlement, the original asset purchase agreement with OMS terminated and, effective September 1, 2008, all parties were released from related non-compete, non-solicitation and confidentiality agreements.

Operating Income.  Operating income for the six months ended June 30, 2009 was $14,424 as compared to $3,393 for the six months ended June 30, 2008, and represents 7.4% and 2.2% of net sales, respectively. The increase in operating income in 2009, after considering the effect of the OMS litigation settlement and related expenses, is primarily due to the acquisition of the Specialty Infusion business from Biomed in April, 2008.

 Interest Expense. Interest expense was $1,476 for the six months ended June 30, 2009, which represents an increase of $573 over interest expense of $903 for the six months ended June 30, 2008. The increase in interest expense is principally attributable to indebtedness incurred in April 2008 related to the financing of the Biomed acquisition, partially offset by a decline in interest rates on the indebtedness.

Interest Income. Interest income was $51 for the six months ended June 30, 2009, which represents a decrease of $231 over interest income of $282 recorded for the six months ended June 30, 2008.  The decrease in interest income is principally attributable to the liquidation of investments as a result of the financing of the Biomed acquisition.

Other Expense – Change in Fair Value of Warrants. On January 1, 2009, we adopted the provisions of EITF 07-5, which requires us to remeasure the fair value of outstanding warrants each period.  As a result, we recorded a charge of $784 for the six months ended June 30, 2009.

Provision for Taxes.  Our effective tax rate increased to 45% for the six-month period ended June 30, 2009 from 41% for the six-month period ended June 30, 2008.   The increase is primarily due to an increase in non-deductible expense related to the change in fair value of warrants and grants previously made under our stock-based compensation plan, as well as a decrease in tax exempt interest as it relates to total income for the period.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2009 was $2,979 as compared to $558 for the same period of the prior year.  The increase in 2009 as compared with 2008 was principally due to growth in our business, partially offset by an increase in working capital required to fund the $6,167 increase in accounts receivable and an increase in cash outflows related to state and federal income tax payments made during the six months ended June 30, 2009.  The increase in accounts receivable is primarily the result of an increase in accounts receivable days sales outstanding for our Specialty HIV business, principally due to delays in receiving payment from California State reimbursement programs.

Cash flows used in investing activities were $7,990 for the six months ended June 30, 2009, as compared to $43,271 for the six months ended June 30, 2008.  For the six months ended June 30, 2009, cash flows used in investing activities included $7,500 for the cash portion of the Biomed earn out payment and the purchase of property and equipment of $507.  For the six months ended June 30, 2008, cash flows used in investing activities included payments of $50,143 for the Biomed acquisition ($48,000 paid to sellers plus $2,143 paid for acquisition costs), purchases of short term investments of $300 and the purchase of property and equipment of $226, partially offset by net sales of short term investments of $7,398.

Cash flows provided by financing activities for the six months ended June 30, 2009 were $1,365, as compared to $32,551 for the same period of the prior year.  For the six months ended June 30, 2009, cash flows provided by financing activities included $2,179 in borrowings from our revolving credit facility with CIT Healthcare LLC, or CIT, offset in part by $875 in principal payments under our term loan with CIT.  For the six months ended June 30, 2008, cash flows provided by financing activities included $47,559 in proceeds from the CIT debt used to finance the Biomed acquisition and the tax benefit realized from non-cash compensation related to employee stock options of $960, partially offset by the $907 payment for deferred financing costs and the $112 payment for the interest rate cap contract, both relating to our debt facility with CIT and the $14,925 payment for loans assumed as part of the Biomed acquisition.

As of June 30, 2009, we had $14,739 of cash and cash equivalents and $259 in short-term investments, as compared to cash and cash equivalents of $18,385 and short-term investments of $259 as of December 31, 2008.  The decrease in cash and cash equivalents was primarily due to the $7,500 earn out payment to the former stockholders of Biomed, partially offset by cash provided by operating activities of $2,979 and $2,000 in proceeds from our $20,000 revolving credit facility, which is now fully drawn.

As of June 30, 2009, we had $2,125 of auction rate securities, or ARS.  These ARS are collateralized with Federal Family Education Loan Program student loans.  The monthly auctions have historically provided a liquid market for these securities.  However, since February 2008, there has not been a successful auction due to the absence of sufficient buyers for these ARS.  Based on an assessment of fair value, as of June 30, 2009, we have recorded a temporary impairment charge of $79 ($47 net of tax) on these securities.  We currently have the ability and intent to hold these ARS investments until a recovery of the auction process occurs or until maturity (ranging from 2037 to 2041).

At June 30, 2009, Notes payable – affiliates consisted of unsecured subordinated promissory notes, which we refer to as the Subordinated Notes, in the amount of $22,292 that were issued in connection with the Biomed earn out.  These Subordinated Notes were issued on June 25, 2009 and bear interest at a base rate of prime plus 1% per annum.  The weighted average interest rate on the Subordinated Notes for each of the three and six months ended June 30, 2009 was 4.25%.  The Subordinated Notes and all accrued interest are due on June 25, 2011.  Also included in Notes payable – affiliates at June 30, 2009 and December 31, 2008, are three unsecured notes in the amount of $3,000, $425 and $219.  All three notes are due on demand and bear interest at 6% per annum.  All notes are subordinated to the Company’s senior secured credit facility and have been classified as long-term.

Other long term liabilities at June 30, 2009 of $2,599 included warrant contracts of $2,007 and the liability for phantom stock units of $546.

The increase of $44,415 in Goodwill to $178,713 at June 30, 2009 from $134,298 at December 31, 2008 represents the goodwill recorded as a result of the final Biomed earn out payment.

Beginning July 2, 2009 and until further notice, the State of California discontinued Electronic Fund Payments and began issuing Registered Warrants to certain health care providers and programs for the non-Medi-Cal portion of claim payments.  A Registered Warrant is a promise to pay, with interest, issued by the State when there is insufficient cash to meet all of its payment obligations.  If the State has sufficient cash, the registered Warrants will be paid by the California State Treasurer on October 2, 2009.  The affected state government programs impact only our Specialty Infusion business and include the California Children’s Service program, or CCS, and the Genetically Handicapped Person Program, or GHPP.  Specialty Infusion division revenues related to the CCS and GHPP programs totaled $2,839 for the three months ended June 30, 2009.  In July 2009, the Specialty Infusion division received Registered Warrants totaling $1,109.

As of August 4, 2009, we had approximately $18,863 in cash and short term investments. We believe that our cash balances will be sufficient to provide us with the capital required to fund our working capital needs and operating expense requirements for at least the next 12 months.

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

As of August 6, 2009, $33,250 principal amount remains outstanding under the term loan.  We are required to make quarterly principal payments on the term loan, which commenced September 30, 2008.  As of August 6, 2009, $20,000 principal amount remains outstanding under the revolving credit facility.  We are required to pay a fee equal to 0.5% annually on the unused portion of the revolving credit facility. We may prepay the term loan and revolving credit facility in whole or in part at any time without premium or penalty, subject to reimbursement of the lenders’ customary breakage and redeployment costs in the case of prepayment of LIBOR borrowings.

The Credit Agreement requires us to meet certain financial covenants on a quarterly basis, beginning June 30, 2008, including a Consolidated Total Leverage Ratio not greater than 3.25 to 1.00, a Consolidated Senior Leverage Ratio not greater than 2.75 to 1.00, and a Consolidated Fixed Charges Coverage Ratio not less than 1.50 to 1.00, each as defined in the Credit Agreement.  The Credit Agreement also imposes certain other restrictions, including annual limits on capital expenditures and our ability to incur or assume liens, make investments, incur or assume indebtedness, amend the terms of our subordinated indebtedness, merge or consolidate, liquidate, dispose of property, pay dividends or make distributions, redeem stock, repay indebtedness, or change our business. As of June 30, 2009, we were in compliance with all covenants.  The Credit Agreement is secured by a senior secured first priority security interest in substantially all of our and our subsidiaries’ assets and is fully and unconditionally guaranteed by any of our current or future direct or indirect subsidiaries that are not borrowers under the Credit Agreement.

Operating Requirements.  Our primary liquidity need is working capital to purchase medications to fill prescriptions and finance growth in accounts receivable. Our primary vendor, AmerisourceBergen, requires payment within 31 days of delivery of the medications to us. We are reimbursed by third-party payors, on average, within 35 to 50 days after a prescription is filled and a claim is submitted in the appropriate format.

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

Long-Term Requirements.  We expect that the cost of additional acquisitions will be our primary long-term funding requirement. In addition, as our business grows, we anticipate that we will need to invest in additional capital equipment, such as the machines we use to create the MOMSPak, which we use to dispense medication to our patients. We also may be required to expand our existing facilities or to invest in modifications or improvements to new or additional facilities. If our business operates at a loss in the future, we will also need funding for such losses.  Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months, unanticipated events and opportunities may make it necessary for us to return to the public markets or establish new credit facilities or raise capital in private transactions in order to meet our capital requirements.  The Credit Agreement contains covenants that place certain restrictions on our ability to incur additional indebtedness, as well as on our ability to create or allow new security interests or liens on our property.  These restrictions could limit our ability to borrow additional amounts for working capital and capital expenditures.  Furthermore, substantially all of our assets are currently being used to secure our indebtedness, increasing the difficulty we may face in obtaining additional financing.  As a result, we can offer no assurance that we will be able to obtain adequate financing, if needed, on reasonable terms or on a timely basis, if at all.

Contractual Obligations. We made an earn out payment in June 2009 to the former Biomed stockholders, because the Biomed business earnings before interest, taxes, depreciation and amortization for the twelve months ended April 30, 2009 exceeded $14,750.  The total amount of earn out payment was valued at $44,413, which consisted of $7,500 in cash, $22,292 in subordinated promissory notes and 2,625,000 shares of Common Stock valued at $14,621.  The notes are due in June 2011 and bear interest at a rate of prime plus 1% per annum.  The notes are subordinated to the Company’s Credit Agreement and have been classified as long-term.

Off-Balance Sheet Arrangements.  We do not have any off-balance sheet arrangements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

There have been no significant changes to our interest rate risk since December 31, 2008.  For a discussion of our exposure to interest rate risk, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2008.

Other Market Risk

With the recent liquidity issues experienced in the global credit and capital markets, $2.1 million of our ARS have experienced multiple failed auctions since early 2008.  It is our intent to hold the $2.1 million until liquidity is restored.  Based on an assessment of fair value as of June 30, 2009, we have recorded an unrealized impairment charge of $0.1 million on these securities.

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

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective at the reasonable assurance level as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined by Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART II OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

We are involved from time to time in legal actions arising in the ordinary course of our business. We currently have no pending or threatened litigation that we believe will result in an outcome that would materially affect our business. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business.

Item 1A.    RISK FACTORS

In addition to the risk factors set forth below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  The risks described below and in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  The information below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

If we are found to be in violation of Medicaid and Medicare reimbursement regulations, we could become subject to retroactive adjustments and recoupments, or exclusion from the Medicaid and Medicare programs.

As a Medicaid and Medicare provider, we are subject to retroactive adjustments due to prior-year audits, reviews and investigations, government fraud and abuse initiatives, and other similar actions. Federal regulations provide for withholding payments to recoup amounts payable under the programs and, in certain circumstances, allow for exclusion from Medicaid and Medicare.  In addition, government payors have recently increased initiatives to recover improper payments and overpayments. In March 2005, the Centers for Medicare and Medicaid Services, or CMS, initiated a demonstration project using Recovery Audit Contractors, or RACs, who are paid a contingent fee to detect and correct improper Medicare payments. The RAC program, under which RACs collect overpayments from Medicare providers, including those providers who were paid for services that were not medically necessary or were incorrectly coded, will be operated throughout the United States on a permanent basis beginning on January 1, 2010. RACs will have authority to pursue improper payments made on or after October 1, 2007, and phase-in reviews under the RAC program, in which RACs conduct data-mining for clear improper payments, such as duplicate claims, have already begun. While we believe we are in material compliance with applicable Medicaid and Medicare reimbursement regulations, there can be no assurance that we, pursuant to such audits, reviews, investigations, or other proceedings, will be found to be in compliance in all respects with such reimbursement regulations. A determination that we are in violation of any such reimbursement regulations could result in retroactive adjustments and recoupments of payments and have a material adverse effect on our financial condition and results of operations.

As a Medicaid and Medicare provider, we are also subject to routine, unscheduled audits that could have a material adverse impact on our results of operations, should an audit result in a negative finding, and we can offer no assurance that future Medicaid and Medicare audits will not result in a negative finding. We have been advised by the Office of the Medicaid Inspector General for the State of New York, which we refer to as the NY State Auditors, in a letter dated August 21, 2008, that the NY State Auditors will conduct a review of the records that support our billings to the New York Medicaid program. This routine audit began in November 2008, with the period under review for the years 2005 through 2007. We are still awaiting the completion of this audit, including an exit conference to discuss any audit findings. Although we believe that our records support our New York Medicaid billings, if the audit were to have a negative outcome, we could be required to make reimbursement repayments, which could have a material adverse effect on our financial condition.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES

   On June 25, 2009, an earn out payment was made to the former Biomed stockholders of $44,413, which included the issuance on June 26, 2009 of 2,624,990 shares of Common Stock in an amount equal to 10.1% of our Common Stock outstanding at the date of issuance.  We issued the securities without registration in reliance on Section 4(2) under the Securities Act and rule 506 of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act.  The Biomed stockholders to whom we issued the securities consisted of no more than 35 unaccredited investors.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 16, 2009, we held our 2009 annual meeting of stockholders.  The purpose of the meeting was to elect six members to the board of directors to serve until the next annual meeting of stockholders and until their successors have been elected and qualified and to ratify the appointment of BDO Seidman, LLP as our independent registered accounting firm for 2009.

Total shares voted	20,178,140

1.	To elect Directors to serve until the next Annual Meeting of Stockholders and until their successors have been elected and qualified.

Nominees:	For	Withheld
Michael P. Moran	19,232,808	945,332
Flint D. Besecker	19,514,830	663,310
Gary P. Carpenter	19,514,867	663,273
Willard T. Derr	19,514,867	663,273
William R. Miller, IV	19,505,000	673,140
Kevin D. Stepanuk	19,166,097	1,012,043

2.	To ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for 2009.

For	Against	Abstain
20,073,797	103,069	1,274

Item 5.    OTHER INFORMATION

On August 6, 2009, we entered into new employment agreements, effective as of July 20, 2009, with each of Robert E. Fleckenstein, R.Ph., our Vice President, Pharmacy Operations, and Anthony D. Luna, our Vice President, HIV Sales. The new employment agreements have same terms as the employment agreements we previously entered into with Messrs. Fleckenstein and Luna on June 20, 2007, as amended and restated on December 31, 2008, each of which expired on July 20, 2009.   The new employment agreements have a two-year term, which expires on August 6, 2011.  A description of the material terms of the employment agreements with Messrs. Fleckenstein and Luna, which are identical to those of the new employment agreements, was included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, and in the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2009.

The text of the employment agreements, which are attached hereto as Exhibits 10.3 and 10.4, and are incorporated herein by reference.

Item 6.    EXHIBITS

Exhibits
2.1	Agreement and Plan of Merger, dated March 13, 2008, by and among Allion Healthcare, Inc., Biomed Healthcare, Inc., Biomed America, Inc. and Parallex LLC, as amended.

10.1
Credit and Guaranty Agreement, dated April 4, 2008, by and among Allion Healthcare, Inc., certain of its subsidiaries, CIT Healthcare LLC, as Administrative Agent, and the other lenders party thereto, as amended.

10.2	Promissory Note, dated October 5, 2007 in the principal amount of $3 million, payable to Raymond A. Mirra, Jr.

10.3	Employment Agreement, effective as of July 20, 2009, by and between Allion Healthcare, Inc. and Robert E. Fleckenstein, R.Ph.

10.4	Employment Agreement, effective as of July 20, 2009, by and between Allion Healthcare, Inc. and Anthony D. Luna.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2009
ALLION HEALTHCARE, INC.

By:	/s/ Russell J. Fichera
Russell J. Fichera
Chief Financial Officer (Principal Financial and Accounting Officer)