Form 10-Q
period 2009-09-30
ALLION HEALTHCARE INC
filed 2009-11-09
CIK 847935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 5, 2009, there were 28,699,094 shares of the Registrant’s common stock, $0.001 par value, outstanding.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

Forward-Looking Statements

Some of the statements made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which reflect our plans, beliefs and current views with respect to, among other things, future events and our financial performance. You are cautioned not to place undue reliance on such statements.  We often identify these forward-looking statements by use of words such as “believe,” “expect,” “estimate,” “continue,” “may,” “will,” “could,” “would,” “potential,” “anticipate,” “intent” or similar forward-looking words.   Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:

▪
The impact of changes in reimbursement rates on our results of operations, including the impact of the California Medi-Cal reductions, the discontinuation of the California Pilot Program, and changes in the calculation of average wholesale prices;

▪	The amount and timing of retroactive reimbursement from the State of California as a result of the overturned 10% rate cuts;

▪	The impact of litigation on our financial condition and results of operations and our ability to defend against and prosecute such litigation;

▪	The outcome of the routine audit by the Office of the Medicaid Inspector General for the State of New York;

▪	The impact of recent accounting pronouncements on our results of operations or financial position;

▪	The timing of our receipt of third-party reimbursement, including premium reimbursement from California and New York;

▪	Fluctuations in the payor and product mix and the amount of bad debt expense of our Specialty Infusion business;

▪	The continuation of our Transition Services Agreement with RAM Capital Group;

▪	The declaration or payment of dividends;

▪	Impairment to goodwill;

▪	The types of instruments in which we invest and the extent of interest rate risks we face;

▪	Our need to make additional capital expenditures and our ability to satisfy our operating expenses and capital requirements needs with our revenues and cash balance;

▪	Growth opportunities and cost efficiencies from our merger with Biomed America, Inc., or Biomed;

▪	The satisfaction of our minimum purchase obligations under our agreement with AmerisourceBergen Drug Corporation;

▪	Our ability to raise additional capital or obtain financing;

▪	The sale of our auction-rate securities;

▪	Our ability to operate profitably and grow our company, including through acquisition opportunities; and

▪	The consummation of the merger with Brickell Bay Acquisition Corp. and Brickell Bay Merger Corp., which we refer to as the H.I.G. Merger.

The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including, but not limited to:

▪	The effect of regulatory changes, including the Medicare Prescription Drug Improvement and Modernization Act of 2003;

▪	The reduction of reimbursement rates and changes in reimbursement policies and standards by government and other third-party payors;

▪	Declining general economic conditions and restrictions in the credit markets;

▪	Sufficiency of records to support our New York Medicaid billings;

▪	California State budgetary issues;

▪	Our ability to manage our growth with a limited management team;

▪	Compliance with our financial covenants under the Credit and Guaranty Agreement with CIT Healthcare LLC;

▪	Reliance on RAM Capital Group for the successful integration of the Biomed business;

▪	The continuation of premium reimbursement in New York; and

▪	The satisfaction of the conditions to closing of the H.I.G. Merger.

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

Item 1. FINANCIAL STATEMENTS

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2009 (Unaudited)	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$21,053	$18,385
Short term investments	259	259
Accounts receivable (net of allowance for doubtful accounts of $3,498 in 2009 and $2,248 in 2008)	48,694	44,706
Inventories	16,965	12,897
Prepaid expenses and other current assets	935	655
Deferred tax asset	2,071	1,305
Total current assets	89,977	78,207

Property and equipment, net	1,769	1,647
Goodwill	176,902	134,298
Intangible assets, net	49,737	53,655
Marketable securities, non-current	2,107	2,155
Other assets	942	1,027
Total assets	$321,434	$270,989

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,019	$24,617
Accrued expenses	3,843	2,819
Income taxes payable	677	1,648
Current maturities of long term debt and capital leases	2,207	1,701
Total current liabilities	33,746	30,785

Long term liabilities:
Long-term debt	30,529	32,204
Revolving credit facility	20,000	17,821
Notes payable – affiliates	25,936	3,644
Deferred tax liability	14,927	17,085
Other	3,179	41
Total liabilities	128,317	101,580

Commitments and Contingencies

Stockholders’ Equity:
Convertible preferred stock, $.001 par value, shares authorized 20,000; issued and outstanding -0- in 2009 and 2008	—	—
Common stock, $.001 par value, shares authorized 80,000; issued and outstanding 28,699 in 2009 and 25,946 in 2008	29	26
Additional paid-in capital	182,356	168,386
Accumulated earnings	10,790	1,033
Accumulated other comprehensive loss	(58)	(36)
Total stockholders’ equity	193,117	169,409
Total liabilities and stockholders’ equity	$321,434	$270,989

See notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$103,382	$92,136	$299,624	$243,824
Cost of goods sold	84,413	75,519	243,764	200,467
Gross profit	18,969	16,617	55,860	43,357

Operating expenses:
Selling, general and administrative expenses	10,179	8,873	29,655	25,685
Depreciation and amortization	1,486	1,607	4,477	4,192
Merger related expenses	468	—	468	—
Litigation settlement	—	—	—	3,950
Impairment of long-lived asset	—	519	—	519
Operating income	6,836	5,618	21,260	9,011

Interest expense	943	939	2,419	1,842
Interest income	(14)	(62)	(65)	(344)
Other (income) expense – Change in fair value of warrants	(59)	—	725	—
Income before taxes	5,966	4,741	18,181	7,513

Provision for taxes	2,720	1,929	8,234	3,058
Net income	$3,246	$2,812	$9,947	$4,455

Basic earnings per common share	$0.11	$0.11	$0.36	$0.22
Diluted earnings per common share	$0.11	$0.11	$0.34	$0.19

Basic weighted average of common shares outstanding	28,698	25,686	27,526	20,615
Diluted weighted average of common shares outstanding	29,187	26,198	29,097	23,187

See notes to consolidated financial statements.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2009	2008
Net income	$9,947	$4,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,477	4,192
Impairment of long-lived asset	—	519
Deferred rent	12	(19)
Amortization of deferred financing costs	140	91
Amortization of debt discount on acquisition notes	39	26
Change in fair value of warrants	725	—
Change in fair value of interest rate cap contract	(18)	30
Provision for doubtful accounts	1,978	946
Non-cash stock compensation expense	1,159	151
Deferred income taxes	(1,034)	396
Changes in operating assets and liabilities:
Accounts receivable	(5,966)	(7,207)
Inventories	(4,068)	(4,902)
Prepaid expenses and other assets	(282)	(239)
Accounts payable, accrued expenses and income taxes payable	2,457	4,087
Net cash provided by operating activities	9,566	2,526

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(681)	(575)
Purchases of short term investments	—	(300)
Sales of short term investments and non-current marketable securities	26	7,390
Payment for investment in Biomed, net of cash acquired	(7,502)	(50,239)
Net cash used in investing activities	(8,157)	(43,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of employee stock options	27	332
Proceeds from CIT revolver note	2,179	17,821
Proceeds from capital lease	454	—
Net proceeds from CIT term loan	—	34,738
Payment for CIT interest rate cap contract	—	(112)
Payment for deferred financing costs	(35)	(907)
Payment for Biomed loans assumed	—	(14,925)
Tax (provision) benefit from exercise of employee stock options	(24)	2,177
Repayment of CIT term loan and capital leases	(1,342)	(474)
Net cash provided by financing activities	1,259	38,650

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,668	(2,548)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,385	19,557
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,053	$17,009

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$10,486	$426
Interest paid	$1,982	$1,337

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

On October 18, 2009, the Company entered into a merger agreement with affiliates of H.I.G. Capital, L.L.C. (see Note 15. – Subsequent Event).

(b) The consolidated financial statements include the accounts of Allion and its subsidiaries. The consolidated balance sheet as of September 30, 2009, the consolidated statements of income for the three and nine months ended September 30, 2009 and 2008, and the consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with Article 10 of Regulation S-X and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated balance sheet at December 31, 2008 has been derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2009.

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

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or any other interim period.

(c) Management has evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.

NOTE 2. NET EARNINGS PER SHARE

The Company presents earnings per share in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”).  All per share amounts have been calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive.  Options and warrants to purchase 1,317 and 1,413 shares of common stock were outstanding at September 30, 2009 and 2008, respectively.  Also included in diluted shares outstanding for the nine-month period ended September 30, 2009 are 1,144 incremental shares related to the component of the Biomed earn-out payment that was settled in common stock on June 26, 2009 (see Note 4. Acquisition). The diluted shares outstanding for the three-month periods ended September 30, 2009 and 2008 were 29,187 and 26,198, respectively, and resulted in diluted earnings per share of $0.11 for both periods.  The diluted shares outstanding for the nine-month periods ended September 30, 2009 and 2008 were 29,097 and 23,187, respectively, and resulted in diluted earnings per share of $0.34 and $0.19, respectively.  For the three-month periods ended September 30, 2009 and 2008, the diluted earnings per share does not include the impact of 430 and 761 common stock options and warrants then outstanding, respectively, and for the nine-month periods ended September 30, 2009 and 2008, the diluted earnings per share does not include the impact of 654 and 761 common stock options and warrants then outstanding, respectively, as, in each case, the effect of their inclusion would be anti-dilutive.

The basic and diluted weighted average shares for the three and nine months ended September 30, 2008 and basic earnings per common share for the nine months ended September 30, 2008 have been adjusted in the current period.  The adjustments were made to correct an error in the calculation of weighted average shares outstanding and its related impact on basic earnings per share for the nine months ended September 30, 2008.  The effect of this adjustment is not material, either quantitatively or qualitatively, to the Company’s 2008 consolidated financial statements.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 12, 2009, the FASB issued the following statements:

•	SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement 140”(“SFAS No. 166”); and

•	SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (“SFAS No. 167”).

Both statements are effective for annual reporting periods beginning after November 15, 2009.  Both statements have not yet been included in the FASB Accounting Standards Codification (the “Codification”).

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

On June 29, 2009, the FASB issued ASC No. 105, “Generally Accepted Accounting Principles” (“ASC No. 105”) (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”), which established only two levels of U.S. GAAP: authoritative and nonauthoritative.  The Codification became the source of authoritative, nongovernmental U.S. GAAP, except for rules and releases of the SEC, which are also sources of authoritative U.S. GAAP for SEC registrants.  On the effective date of ASC No. 105, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. ASC No. 105 was effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009.  The Company began to use the new guidelines and numbering system prescribed by the Codification during the third quarter of 2009.  As the Codification did not change or alter existing U.S. GAAP, the adoption of ASC No. 105 by the Company did not have an impact on its consolidated financial statements.

In order to assist in the transition to the Codification, the Company is providing the Codification cross-reference topic alongside the references to the standards issued and adopted prior to the adoption of the Codification.

On August 26, 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU No. 2009-05”), to clarify how entities should estimate the fair value of liabilities under ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”).  ASU 2009-05 reiterates that the definition of fair value for a liability is the price that would be paid to transfer it in an orderly transaction between market participants.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, an entity is required to measure fair value using one or more of the following techniques:

•	A valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted price for similar liabilities or for similar liabilities when traded as assets; or

•	Another valuation technique that is consistent with principles of ASC 820.

ASU No. 2009-05 is effective for interim and annual reporting periods beginning after its issuance.  The Company is currently assessing the impact that the adoption of ASU No. 2009-05 will have on its consolidated financial statements.

On October 7, 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force” (“ASU No. 2009-13”), to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit.  This subtopic of ASU 605-25, “Revenue Recognition-Multiple-Element Arrangements” addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  ASU No. 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Alternatively, adoption may be on a retrospective basis, and early application is permitted.  The Company is currently assessing the impact that the adoption of ASU No. 2009-13 will have on its consolidated financials statements.

NOTE 4. ACQUISITION

On April 4, 2008, the Company and its wholly owned subsidiary, Biomed Healthcare, Inc., a Delaware corporation (“Biomed Merger Sub”), completed the acquisition of Biomed America, Inc., a Delaware corporation (“Biomed”), pursuant to an Agreement and Plan of Merger (the “Biomed Agreement”), dated as of March 13, 2008, by and among Allion, Bomed Merger Sub, Biomed and Biomed’s majority owner, Parallex LLC, a Delaware limited liability company.  The acquisition was effected by the merger of Biomed with and into Biomed Merger Sub, with Biomed Merger Sub as the surviving entity and a wholly owned subsidiary of the Company (the “Biomed Merger”).  The primary reason for acquiring Biomed was to expand the Company’s product and service offerings and diversify its payor base by increasing the revenues received from non-government payors.   The Company’s management believes Biomed has a leading reputation among patients and referring physicians managing hemophilia, immune deficiencies and other chronic conditions.  The consideration paid at closing, which approximated a multiple of eight times Biomed’s annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”), was the result of a negotiation between the parties and the Company’s valuation of the business. The Company’s valuation of the business was determined by using a discounted cash flow analysis of Biomed’s five year projections, a review and analysis of comparable company valuations and precedent transactions.

The purchase price paid at the closing for all of the outstanding shares of Biomed totaled $121,189 and was paid with funds from a new senior credit facility provided by CIT Healthcare LLC (“CIT”) (see Note 7. Financing Activity), available cash, and newly issued Allion common stock, par value $0.001 per share (“Common Stock”) and Series A-1 preferred stock, par value $0.001 per share (“Series A-1 Preferred Stock”).  The aggregate consideration paid to the former Biomed stockholders consisted of $48,000 in cash and a combined total of approximately 9,350 shares of Common Stock and Series A-1 Preferred Stock.  In accordance with NASDAQ Stock Market Rule 5635(a), at the closing of the Biomed Merger, the Company issued to the former Biomed stockholders new Common Stock in an amount equal to 19.9% of its Common Stock outstanding, with the remainder of the stock portion of the purchase price issued in shares of Series A-1 Preferred Stock.  The total number of shares of Common Stock issued at closing was 3,225, and the total number of shares of  Series A-1 Preferred Stock issued at closing was 6,125.  On June 24, 2008, the Company’s stockholders approved the issuance of 6,125 shares of Common Stock, resulting in a one-for-one conversion of the Series A-1 Preferred Stock into Common Stock.  In connection with the Biomed Merger, the Company also assumed $18,569 of Biomed’s outstanding indebtedness and incurred direct acquisition costs of $2,580.  In addition to the purchase price, the Company made an earn out payment in June 2009 to the former Biomed stockholders pursuant to the Biomed Agreement, because the Biomed business EBITDA for the twelve months ended April 30, 2009 exceeded $14,750.  The total amount of the final earn out payment was valued at $44,413 and was recorded as an increase to goodwill.  The aggregate earn out consideration paid to the former Biomed stockholders consisted of $7,500 in cash, $22,292 in subordinated promissory notes and 2,625 shares of Common Stock, which was valued at $14,621.

For purposes of determining the number of shares of Common Stock that were issued in connection with the earn out payment, the Company divided the portion of the earn out payment that was paid in Common Stock by $8.00 per share, pursuant to the terms of the Biomed Agreement because the most recent 10-day average of the closing price of the Common Stock was less than $8.00 per share.  The calculation resulted in the issuance of 2,625 shares of Common Stock.  The total shares of Common Stock issued to the former Biomed stockholders, including the shares issued for the earn out payment, represented 42% of the total Allion shares outstanding at the time of issuance.

The following allocation of the purchase price and the transaction costs is based on information available to the Company’s management at the time the consolidated financial statements were prepared.

Purchase Price Paid
Cash paid to seller at closing	$48,000
Cash paid to seller for earn-out obligation	7,500
Notes payable assumed	13,944
Long-term debt assumed	4,625
Subordinated promissory notes issued for earn-out obligation	22,292
Fair value of Common Stock issued (1)	16,574
Fair value of Series A-1 Preferred Stock issued (2)	35,466
Fair value of Common Stock issued for earn-out obligation (3)	14,621
Direct acquisition costs (4)	2,580
Total purchase price	$165,602
Allocation of Purchase Price
Customer relationships (10 year life)	$24,950
Trade name (20 year life)	6,230
Covenant not to compete (3 year life)	540
Goodwill	135,009
166,729
Assets / liabilities assumed:
Accounts receivable, net	15,963
Inventories	1,914
Other current assets	280
Fixed assets	465
Notes receivable / other assets	202
Total current liabilities	(7,693)
Capital lease obligation	(4)
Deferred tax asset	525
Deferred tax liability	(12,779)
$165,602

_____________________________
(1)
The consideration associated with the Common Stock was valued at $5.14 per share based on the average closing price of Common Stock three days before and after the March 13, 2008 announcement of the Biomed Merger.

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

The Company prepared an estimate of the fair value of the material identifiable intangible assets of Biomed and utilized the services of a third party appraisal firm to assist in that estimate.  The methodology and key assumptions used in determining the fair value of the intangible assets acquired are as follows:

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
			10.0% (Blood Factor)

Included in goodwill is the fair value of the assembled workforce of $760. The assembled staff was valued by estimating the cost to replace the employees as of the valuation date. Because the workforce was in place and the existing employment relationships were assumed along with the rest of the Biomed business, the value to the Company is the total cost the Company would have incurred had it been required to replace the workforce.

The following unaudited pro forma results were developed assuming the acquisition of Biomed occurred on January 1, 2008 and that the 11,975 shares of Common Stock and Series A-1 Preferred Stock, including the earn out shares, were also issued as of January 1, 2008.  The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the Biomed transaction had occurred on the date indicated or what the Company’s results of operations will be in future periods. The financial results for the periods prior to the acquisition were based on audited or reviewed financial statements, where required, or internal financial statements as provided by Biomed.

Nine Months Ended
September 30, 2008
(Unaudited)
Revenue	$264,229
Net income	5,810

Earnings per common share
Basic	$0.21
Diluted	$0.20

On April 2, 2007, Ground Zero Software, Inc. (“Ground Zero”) notified the Company of the termination of the license for the LabTracker – HIV™ software, pursuant to the terms of the Distribution and License Agreement, dated March 1, 2005 (the “License Agreement”), between Oris Medical Systems, Inc. (“OMS”) and Ground Zero. OMS assigned the License Agreement to the Company when the Company acquired substantially all of OMS’s assets in June 2005.  On May 6, 2008, the Company settled its litigation with OMS (see Note 11. Contingencies-Legal Proceedings).  As a result of the settlement, the original asset purchase agreement terminated, and effective September 1, 2008, all parties were released from the related non-compete, non solicitation and confidentiality agreements.  In September 2008, the Company decided to abandon and cease use of all the remaining assets recorded as part of the June 2005 acquisition of the net assets of OMS.  Accordingly, the Company recognized an impairment loss for the net value of the remaining acquired intangible assets and capitalized software development of $519 ($981, less accumulated amortization of $462) for the three and nine months ended September 30, 2008.

NOTE 5. SHORT TERM INVESTMENTS

Short term investments of $259 at both September 30, 2009 and December 31, 2008 include a certificate of deposit with an original term of twelve months, ending in November 2009, and an annual interest rate of 2.47%.

NOTE 6. FAIR VALUE MEASUREMENTS

ASC 820 (formerly SFAS No. 157, “Fair Value Measurements”) clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements.  The Company adopted the methods of fair value as described in ASC 820 to value its financial assets and liabilities effective January 1, 2008 and, with respect to its non-financial assets and liabilities effective as of January 1, 2009, neither of which had a material impact on the Company’s financial statements.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.  ASC 820 establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, described below:

•	Level 1 inputs are quoted market prices in active markets for identical assets or liabilities (observable market inputs).

•
Level 2 inputs are inputs, other than quoted prices included within Level 1, that are observable for the asset or liability (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, as well as prices that are not current or vary substantially).

•	Level 3 inputs are unobservable inputs that reflect the entity’s own assumptions in pricing the asset or liability (used when little or no market data is available).

ASC 820 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price be used to measure fair value whenever possible.    The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	As of September 30, 2009	Level 1	Level 2	Level 3

Assets:
Auction rate securities	$2,107	$—	$—	$2,107
Derivative contracts	$21	$—	$21	$—

Liabilities:
Warrant contracts	$1,948	$—	$—	$1,948

Financial assets and liabilities included in the Company’s financial statements and measured at fair value as of September 30, 2009 are classified based on the valuation technique levels as follows:

Non-current marketable securities of $2,107 at September 30, 2009 consist of auction rate securities (“ARS”), which were measured using unobservable inputs (Level 3).  The Company’s warrant contracts were also measured using Level 3 inputs.  These securities and warrant contracts were assigned to Level 3 because broker/dealer/valuation specialist quotes are significant inputs to the valuation, and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.

At September 30, 2009, the Company had a derivative asset contract, which consisted of an interest rate cap contract outstanding with a notional amount of $17,500 that expires in April 2011.  This derivative contract is valued using current quoted market prices and significant other observable and unobservable inputs and is considered a Level 2 item.

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis.  However, the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to goodwill and other indefinite-lived intangible assets and long-lived assets.  Goodwill and other indefinite-lived intangible assets are reviewed annually for potential impairment utilizing an income and market approach when measuring the fair value of the Company’s reporting units. Goodwill, other indefinite-lived intangible assets, and long-lived assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Auction Rate Securities

As of September 30, 2009 and December 31, 2008, the Company had $2,107 and $2,155, respectively, of ARS, the fair value of which has been measured using Level 3 inputs.  These ARS are collateralized with Federal Family Education Loan Program student loans.  The monthly auctions for ARS have historically provided a liquid market for these securities.  However, since February 2008, there has not been a successful auction due to the lack of sufficient buyers for these ARS.  The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2009.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows, and expected holding periods of the ARS.  These inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the ARS, including assumptions about risk developed based on the best information available in the circumstances.

Based on this assessment of fair value, as of September 30, 2009, the Company has recorded a temporary impairment charge on these securities.  The unrealized loss through September 30, 2009 was $97 ($58 net of tax) and is recorded as a component of other comprehensive income. The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process occurs or until maturity (ranging from 2037 to 2041).  As of March 31, 2008, the Company reclassified the entire ARS investment balance from short term investments to marketable securities, non-current on its consolidated balance sheet because of the Company’s belief that it could take longer than one year for its investments in ARS to settle.

The following table reflects the activity for the ARS, measured at fair value using Level 3 inputs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$2,125	$2,152	$2,155	$—
Transfers to Level 3 investments	—	—	—	2,228
Total gains and losses:
Included in earnings – realized	—	9	(11)	(7)
Unrealized losses included in accumulated
other comprehensive loss	(18)	—	(37)	(60)
Balance at end of period	$2,107	$2,161	$2,107	$2,161

Derivative Instruments and Hedging Activities

The Company is exposed to various risks involved in its ongoing business operations, including interest rate risk that the Company manages through the use of a derivative instrument.  The Company has entered into an interest rate cap contract to manage the risk of interest rate variability associated with its variable rate borrowings.  ASC 815 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) requires businesses to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.  A business may elect to apply hedge accounting to its derivative instruments.  The Company has elected not to apply hedge accounting to its interest rate cap contract.  As a result, all gains and losses associated with the interest rate cap contract are recognized in earnings in the Company’s income statement within interest expense and as a non-cash adjustment to net cash provided by operating activities in the statement of cash flows, in the period the gain or loss is realized.

On January 1, 2009, the Company adopted the provisions of ASC 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”) (formerly EITF 07-5, “Determining Whether an Instrument(or Embedded Feature) is Indexed to an Entity’s Own Stock”), which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise price and settlement provisions.  As a result of the adoption of ASC 815-40, the Company’s outstanding stock warrants must be accounted for as derivative liability instruments.  Prior to the adoption of ASC 815-40, the Company accounted for warrants in stockholders’ equity under ASC 815-10 (formerly SFAS No. 133). The Company recognized a cumulative effect of a change in accounting principle of $271 ($190 net of tax), which represents the difference between the amounts recognized in the balance sheet before initial adoption of ASC 815-40 and the amounts recognized in the balance sheet at initial adoption of ASC 815-40 on January 1, 2009.  Additionally, the Company recorded an increase in long term liabilities of $1,425, representing the fair value of the warrants outstanding, and a decrease in additional paid-in capital of $1,154 as a result of the adoption of ASC 815-40.  The fair value of each warrant is remeasured each quarter using a Black-Scholes valuation model, which considers the risk-free interest rate, dividend yield, volatility factor and expected life specific to each individual warrant until settlement or expiration.  Changes in the fair value resulting from the quarterly revaluation of the warrants are recognized in earnings in the Company’s income statement in other expense and as non-cash adjustment to net cash provided by operating activities in the statement of cash flows.  During the three and nine months ended September 30, 2009, the Company recorded other (income) expense of $(59) and $ 725, respectively, relating to the change in fair value of warrants during the periods.

The Company estimates the fair value of the warrants using the Black-Scholes valuation model with the following assumptions:

Nine Months Ended
September 30, 2009
Risk-free interest rate	.14% - 2.93%
Dividend yield	0%
Expected volatility	30.88% - 54.29%
Expected warrant term	3 Months – 6 Years

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

The following table reflects the activity for the warrants, measured at fair value using Level 3 inputs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$2,007	$—	$—	$—
Transfers to Level 3 liability	—	—	1,425	—
Settlement of Level 3 liability	—	—	(202)	—
Total gains and losses:
Included in earnings – (change in value)	(59)	—	725	—
Balance at end of period	$1,948	$—	$1,948	$—

Information related to the Company’s derivative instruments is presented below:

	Fair Value of Derivative Instruments
	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Asset Derivatives:
Interest rate cap contract	Prepaid Expenses and Other Current Assets	$21	Prepaid Expenses and Other Current Assets	$3

Liability Derivatives:
Warrant contract	Other Long Term Liabilities	$1,948	Other Long Term Liabilities	$—

The Effect of Derivative Instruments on the Income Statement
		Amount of (Gain) or Loss on Derivatives Recognized in Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location of (Gain) or Loss on Derivatives Recognized in Income	2009	2008	2009	2008
Interest rate cap contract	Interest expense	$(10)	$25	$(18)	$30
Warrant contract	Other expense	$(59)	$—	$725	$—

NOTE 7. FINANCING ACTIVITY

On April 4, 2008, in connection with the acquisition of Biomed (see Note 4. Acquisition), the Company entered into a Credit and Guaranty Agreement with CIT (the “Credit Agreement”), which provides for a five-year $55,000 senior secured credit facility comprised of a $35,000 term loan and a $20,000 revolving credit facility.  At the Company’s option, the principal balance of loans outstanding under the term loan and the revolving credit facility bear annual interest at a rate equal to a base rate (higher of the Federal Funds rate plus 0.5%, or J.P. Morgan Chase Bank’s prime rate) plus 3%, or LIBOR plus 4%.  During the nine months ended September 30, 2009 and 2008, the Company incurred $35 and $907, respectively, in deferred financing costs related to this financing, which are being amortized over the five-year term of the loan.  As of September 30, 2009, unamortized deferred financing costs related to the senior secured credit facility were $666.  The Company may prepay the term loan and the revolving credit facility in whole or in part at any time without penalty, subject to reimbursement of the lenders’ customary breakage and redeployment costs in the case of prepayment of LIBOR borrowings.  The Credit Agreement covenants include the requirement to maintain certain financial ratios. As of September 30, 2009, the Company was in compliance with all financial covenants.  The Credit Agreement is secured by a senior secured first priority security interest in substantially all of the Company’s assets and is fully and unconditionally guaranteed by any of the Company’s current or future direct or indirect subsidiaries that are not borrowers under the Credit Agreement.

Revolving Credit Facility

At September 30, 2009, the Company’s borrowing under the revolving credit facility was $20,000, and the interest rates on the revolving credit facility ranged from 4.246% to 4.249%.  The weighted average annual interest rate for the three and nine months ended September 30, 2009 on the revolving credit facility was 4.3% and 4.4%, respectively.  The Company is required to pay the lender a fee equal to 0.5% per annum on the unused portion of the revolving credit facility.

Term Loan

At September 30, 2009, the Company’s borrowing under the term loan was $32,813, and the interest rate on the term loan was 4.244%.  The weighted average annual interest rate for the three and nine months ended September 30, 2009 on the term loan was 4.4% and 4.7%, respectively.  The Company is required to make consecutive quarterly principal payments on the term loan, which commenced on September 30, 2008, with a final payment due on April 4, 2013.

Long term debt under the Company’s senior secured credit facility consists of the following:

	September 30,	December 31,
	2009	2008
Term loan, net of original issue discount of $184 in 2009 and $223 in 2008	$32,629	$33,902
Less: current maturities	2,100	1,698
Long term debt	$30,529	$32,204

The Company is required to maintain interest rate protection in connection with its variable rate borrowings associated with its term loan. The Company manages the risk of interest rate variability through the use of an interest rate cap contract, a derivative financial instrument designed to hedge potential changes in variable interest rates. At September 30, 2009, the Company had an interest rate cap contract outstanding with a notional amount of $17,500 that expires in April 2011.  Through this contract, the Company has capped the LIBOR component of its interest rate at 5%.  As of September 30, 2009, the three-month LIBOR rate was 0.287%. See Note 6. Fair Value Measurements.

The Company did not elect to apply hedge accounting to the interest rate cap contract.  The fair value of the derivative resulted in a mark-to-market gains of  $10 and $18 for the three and nine months ended September 30, 2009, respectively, and mark-to-market losses of $25 and $30 for the three and nine months ended September 30, 2008, respectively.

Capital Lease

In July 2009, the Company entered into a capital lease arrangement relating to certain machinery and equipment.  The lease is payable in monthly installments of $11, including interest at 6.665%, maturing in June 2013.

NOTE 8. NOTES PAYABLE – AFFILIATES

At September 30, 2009, Notes payable – affiliates consists of unsecured subordinated promissory notes (the “Subordinated Notes”) in the amount of $22,292 that were issued in connection with the Biomed earn out (see Note 4. Acquisition).  These Subordinated Notes were issued on June 25, 2009 and bear interest at a base rate of prime plus 1% per annum.  The weighted average interest rate on the Subordinated Notes for each of the three and nine months ended September 30, 2009 was 4.25%.  The Subordinated Notes and all accrued interest are due on June 25, 2011.

Also included in Notes payable – affiliates at September 30, 2009 and December 31, 2008, are three unsecured notes in the amount of $3,000, $425 and $219.  All three notes are due on demand and bear interest at 6% per annum.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Results of Operations
Net Sales: Specialty HIV	$78,374	$70,305	$224,567	$204,256
Specialty Infusion	25,008	21,831	75,057	39,568
Total Net Sales	103,382	92,136	299,624	243,824

Operating Income (1): Specialty HIV (2)	2,761	2,108	7,575	2,214
Specialty Infusion	4,075	3,510	13,685	6,797
Total Operating Income	6,836	5,618	21,260	9,011

Interest Expense, Net	929	877	2,354	1,498
Other (Income) Expense	(59)	—	725	—
Provision for Taxes	2,720	1,929	8,234	3,058

Net Income	$3,246	$2,812	$9,947	$4,455

Depreciation & Amortization Expense: Specialty HIV	$707	$746	$2,108	$2,444
Specialty Infusion	779	861	2,369	1,748
Total Depreciation & Amortization Expense	$1,486	$1,607	$4,477	$4,192

_____________________________

(1)
Includes $468 of merger related expenses for  the three and nine months ended September 30, 2009, of which $355 was charged to the Specialty HIV segment and $113 was charged to the Specialty Infusion segment.

(2)
Includes a $519 impairment charge for the three and nine months ended September 30, 2008 and a $3,950 charge related to the Company’s litigation settlement with Oris Medical Systems, Inc. for the nine months ended September 30, 2008.

	September 30, 2009	December 31, 2008

Total Assets:
Specialty HIV	$119,375	$120,458
Specialty Infusion	202,059	150,531
Total Assets	$321,434	$270,989

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

For the three and nine months ended September 30, 2009 and September 30, 2008, nursing services were provided to the Specialty Infusion business by an affiliated party.  Fees charged for nursing services provided were $844 and $512 for the three months ended September 30, 2009 and 2008, respectively, and were $2,393 and $988 for the nine months ended September 30, 2009 and 2008, respectively, and are included as a component of Cost of goods sold.

At both September 30, 2009 and December 31, 2008, notes payable totaling $25,936 and $3,644, respectively, was due to affiliates (see Note 8. Notes Payable-Affiliates).

NOTE 11. CONTINGENCIES – LEGAL PROCEEDINGS

On October 18, 2009, the Company entered into a merger agreement with affiliates of H.I.G. Capital, L.L.C. (see Note 15. – Subsequent Event).  Four separate complaints have been filed against the Company relating to the merger, which are detailed below. The Company believes these four lawsuits are without merit and intends to vigorously defend against them.

Fowler v. Moran, et al., Supreme Court of the State of New York, County of Suffolk, Index No. 041990/2009. On October 20, 2009, a complaint was filed by Denise Fowler as a purported class action on behalf of all of the Company’s stockholders against the Company, each of the Company’s directors, and Brickell Bay Acquisition Corp. and Brickell Bay Merger Corp., both affiliates of H.I.G. Capital, L.L.C.  The plaintiff alleges that she is an owner of the Company’s common stock.  The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties in connection with the proposed merger transaction between the Company and affiliates of H.I.G. Capital, L.L.C. byfailing to engage in an honest and fair sale process and by failing to maximize shareholder value in connection with the merger. In addition, the lawsuit alleges that the Company and H.I.G. Capital, L.L.C. aided and abetted the alleged breaches of fiduciary duties by the Company’s directors. Based on these allegations, the lawsuit seeks, among other relief, injunctive relief enjoining the transaction. It also purports to seek recovery of costs of the action, including reasonable attorneys’ fees.

Virgin Islands Government Employees’ Retirement System v. Moran, et al., Court of Chancery, State of Delaware, Case No. 5022. A second complaint was filed as a purported class action on October 27, 2009, by the Virgin Islands Government Employees’ Retirement System, which claims to be a stockholder of the Company. The lawsuit names as defendants the Company, each of the Company’s directors, Brickell Bay Acquisition Corp. and Brickell Bay Merger Corp., and also names Raymond A. Mirra, Jr., Shauna Mirra, Parallex LLC and H.I.G. Capital, L.L.C. The lawsuit alleges essentially the same claims and seeks the same remedies as the Fowler case. In addition, the lawsuit alleges that Raymond A. Mirra, Jr., Shauna Mirra, and Parallex LLC, as controlling shareholder of the Company, violated fiduciary duties to the Company’s stockholders.

Steamfitters Local Union 449 v. Moran, et al., Court of Chancery, State of Delaware, Case No. 5031. A third lawsuit was filed as a purported class action on October 29, 2009, by the Steamfitters Local Union 449, which claims to be a stockholder of the Company. The lawsuit names the same defendants as the Virgin Islands case, and alleges essentially the same claims and seeks the same remedies as the Virgin Islands case.

Union Asset Management Holding AG v. Moran, et. al., Court of Chancery, State of Delaware. Case No. 5036. On November 2, 2009, a fourth complaint was filed as a purported class action by Union Asset Management Holding AG, which alleges it is the owner of Allion common stock. The complaint names the same defendants as the Virgin Islands and Steamfitters cases, and alleges essentially the same claims and seeks the same remedies as those cases.

The Company was also previously involved in another lawsuit, Oris Medical Systems, Inc. v. Allion Healthcare, Inc., et al., Superior Court of California, San Diego County, Action No. GIC 870818.  OMS filed a complaint against the Company, Oris Health, Inc. (“Oris Health”) and MOMS Pharmacy, Inc. (“MOMS”) on August 14, 2006, alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, specific performance, accounting, fraud, negligent misrepresentation, rescission, conversion and declaratory relief, allegedly arising out of the May 19, 2005 Asset Purchase Agreement (the “Asset Purchase Agreement”) between Oris Health and MOMS on the one hand, and OMS on the other hand.  The court dismissed the negligent misrepresentation cause of action.  The Company, Oris Health and MOMS filed a cross-complaint against OMS, OMS’ majority shareholder Pat Iantorno, and the Iantorno Management Group for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, rescission, and related claims.  Prior to trial, which began April 25, 2008, OMS dismissed its claims for rescission and conversion, and the Company dismissed the fraud claim and several other claims.  On May 6, 2008, during trial, the parties settled the entire action.  Pursuant to the terms of the settlement, the Company agreed to pay OMS $3,950 and dismiss the cross-complaint with prejudice in exchange for mutual general releases and dismissal of the complaint with prejudice.  As part of the settlement, the parties have agreed that the Asset Purchase Agreement has terminated, with no further earn out payments due by the Company.  The Company accrued the litigation settlement of $3,950 during the three months ended March 31, 2008 and paid the settlement on May 27, 2008.

The Company is involved from time to time in other legal actions arising in the ordinary course of its business. The Company currently has no pending or threatened litigation that it believes will result in an outcome that would materially affect its business. Nevertheless, there can be no assurance that current or future litigation to which the Company is or may become a party will not have a material adverse effect on its business.

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

The Company follows ASC 718, “Compensation – Stock Compensation” (“ASC 718”) (formerly SFAS No. 123R, “Share-Based Payment”), which requires that all share-based payments to employees, including stock options and restricted stock awards, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite vesting period.   The Company recorded non-cash compensation expense of $145 and $57 for the three months ended September 30, 2009 and 2008, respectively, and non-cash compensation expense of $301 and $151 for the nine months ended September 30, 2009 and 2008, respectively, relating to share-based compensation awards, which were recorded as part of selling, general and administrative expenses.

On February 4, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of 2,200 cash-settled phantom stock units (the “Units”) to certain of the Company’s executive officers and employees.  The Units represent the right to earn, on a one-for-one basis, a cash amount equivalent to the value, as of the vesting date, of an equivalent number of shares of the Company’s common stock.  The Units will vest and be paid in cash on the tenth anniversary of the grant date, provided that the employee is still employed by the Company.  Vesting of the Units may be accelerated and paid out under the following conditions:

•	in full upon a change in control of the Company (see Note 15. – Subsequent Event);
•
a prorata number of Units, calculated as if the Units had vested on a monthly basis, upon termination of the employee’s employment by the Company without cause or by the employee for good reason (as such terms are defined in the award certificate); or

•	in full upon a change in control of the Company that occurs within nine months following the employee’s termination (see Note 15. – Subsequent Event).

The award certificate also provides that the employee will be entitled to a tax gross-up payment to cover excise tax liability incurred, whether pursuant to the terms of the Units or otherwise, that may be deemed “golden parachute” payments under Section 280G of the Internal Revenue Code.

These Units are considered a liability award under ASC 718.  A liability award under ASC 718 is measured based on the award’s fair value and remeasured at the end of each reporting period until the date of settlement.  Compensation expense will be recorded each period until settlement, based on the change in the fair value of the Company’s common stock for each reporting period for the portion of the Unit’s requisite service period that has been rendered at the reporting date.  For the three and nine months ended September 30, 2009, the Company recorded compensation expense of $312 and $858, respectively, and a liability of $858 at September 30, 2009, related to these Units.   This liability is included within Other long term liabilities on the Consolidated Balance Sheet.

NOTE 13. INCOME TAXES

The Company adopted ASC 740-10, “Income Taxes – Uncertainty in Income Taxes” (“ASC 740-10”) (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, effective January 1, 2007.)  Under ASC 740-10, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement.

At September 30, 2009, the Company did not have accrued interest and penalties related to any unrecognized tax benefits.  The years subject to potential audit varies depending on the tax jurisdiction.  Generally, the Company’s statutes are open for tax years ended December 31, 2005 and forward.  The Company’s major taxing jurisdictions include the United States, New York, California, Pennsylvania and Kansas.

The Internal Revenue Service is in the process of auditing the Company’s 2006 Federal Income Tax Return and has notified the Company of its intent to audit the Company’s 2007 Federal Income Tax Return.

NOTE 14. SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

In April 2008, the Company acquired Biomed with part of the consideration paid with newly issued Common Stock and Series A-1 Preferred Stock and the assumption of Biomed’s outstanding indebtedness.  In June 2009, the Company made an earn out payment to the former Biomed stockholders, with part of the consideration paid with newly issued Common Stock and the issuance of subordinated promissory notes.  See Note 4. Acquisition.

NOTE 15. SUBSEQUENT EVENT

On October 18, 2009, the Company entered into an Agreement and Plan of Merger (the “H.I.G. Agreement”) with Brickell Bay Acquisition Corp., a Delaware corporation (“Parent”), and Brickell Bay Merger Corp., a Delaware corporation (“H.I.G.  Merger Sub”).  Parent and H.I.G.  Merger Sub are controlled by an investment fund affiliated with H.I.G. Capital, L.L.C.  Pursuant to the terms of the H.I.G. Agreement, H.I.G.  Merger Sub will merge with and into the Company, with the Company as the surviving corporation of the merger (the “H.I.G. Merger”).  In the H.I.G. Merger, each share of common stock of the Company will be cancelled and converted into the right to receive $6.60 per share in cash (the “Merger Consideration”).  In addition, all outstanding options and warrants will vest in full and will be converted into the right to receive an amount equal to the excess, if any, of the Merger Consideration over the exercise price per share of such option or warrant.  Also, each share of restricted stock and each holder of an outstanding cash-settled phantom stock unit, whether or not vested, will be entitled to receive an amount equal to the number of restricted shares or phantom stock units multiplied by the Merger Consideration, at which time the Company will incur additional compensation expense of approximately $13,662.  Holders of the phantom stock units will also be entitled to receive a tax gross-up payment to cover any excise tax liability such holder may incur as a result of any payments or benefits that may be deemed “golden parachute” payments for tax purposes.

Completion of the H.I.G. Merger is subject to customary closing conditions, including approval by the Company’s stockholders and obtaining certain regulatory approvals.  The H.I.G. Merger is not subject to a financing condition and is expected to be completed in the first quarter of 2010.

Merger-related expenses of $468 for the three and nine months ended September 30, 2009 are primarily related to legal, accounting and advisory fees incurred in connection with the merger transaction.

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

We have grown our Specialty HIV business primarily by acquiring other specialty pharmacies and expanding our existing business.  Since the beginning of 2003, we have acquired seven specialty pharmacies in California and two specialty pharmacies in New York.  We have generated internal growth primarily by increasing the number of patients we serve.  In addition, our business has grown as the price of HIV/AIDS medications has increased.  In December 2007, we opened our first satellite pharmacy in Oakland, California.  In October 2008, we opened a new satellite pharmacy affiliated with the Lifelong AIDS Alliance, a leading provider of practical support services and advocacy for those with HIV/AIDS in Washington State.  We will continue to evaluate acquisitions, strategic affiliations with ASOs, and satellite locations to expand our existing Specialty HIV business as opportunities arise or circumstances warrant.

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

The following table represents the percentage of total revenues our Specialty Infusion division generated during the three and nine months ended September 30, 2009, from sales of the products used to treat the conditions described above:

	Three Months Ended	Nine Months Ended
	September 30, 2009
Therapy Products	Therapy Mix
Blood Clotting Factor	58.9%	59.4%
IVIG (1)	34.7%	34.0%
Other	6.4%	6.6%
Total	100.0%	100.0%

(1)	Intravenous immunoglobulin.

On October 18, 2009, we entered into an Agreement and Plan of Merger, which we refer to as the H.I.G.  Agreement, with Brickell Bay Acquisition Corp. and Brickell Bay Merger Corp., each of which is controlled by an investment fund affiliated with H.I.G. Capital, L.L.C.  Pursuant to the terms of the H.I.G.  Agreement, Brickell Bay Merger Corp. will merge with and into Allion, with Allion continuing as the surviving corporation, in a transaction we refer to as the H.I.G. Merger.  Pursuant to the H.I.G.  Agreement, upon the completion of the H.I.G. Merger, each share of Allion common stock will be cancelled and converted into the right to receive $6.60 per share in cash.

Geographic Footprint

As of September 30, 2009, our Specialty HIV division operated twelve pharmacy locations, strategically located in California (seven separate locations), New York (two separate locations), Washington (two separate locations), and Florida to serve major metropolitan areas where high concentrations of HIV/AIDS patients reside. As of September 30, 2009, our Specialty Infusion division operated six locations in Kansas, California, Florida, Pennsylvania, New York and Texas and is licensed to dispense drugs in over 40 states.

Net Sales

For the three and nine months ended September 30, 2009, approximately 56% and 55%, respectively, of our net sales came from payments directly from government sources such as Medicaid, ADAP, and Medicare (excluding Part D, described below, which is administered through private payor sources).  These, along with Medicare Part D, are all highly regulated government programs subject to frequent changes and cost containment measures. We continually monitor changes in reimbursement for all products provided.

Based on revenues for the three and nine months ended September 30, 2009 for our Specialty HIV business and our Specialty Infusion business, the following table presents the percentage of our total revenues reimbursed by these payors:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Specialty HIV	Specialty Infusion	Total	Specialty HIV	Specialty Infusion	Total
Non governmental	38.1%	64.5%	44.4%	36.9%	67.4%	44.6%
Governmental
Medicaid/ADAP	61.8%	27.6%	53.6%	63.0%	26.5%	53.8%
Medicare	0.1%	7.9%	2.0%	0.1%	6.1%	1.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Effective July 1, 2008, the California legislature approved a 10% reduction in the reimbursement to providers paid under Medi-Cal. The 10% reduction, which was initiated as part of the fiscal 2009 state budget setting process, included reduced reimbursement for prescription drugs. On August 18, 2008, the U.S. District Court issued a preliminary injunction to halt certain portions of the 10% payment reduction, including the reductions related to prescription drugs. In response to the ruling, the California Department of Health Care Services, or DHCS, eliminated the 10% payment reduction, effective September 5, 2008. DHCS also announced that corrections to previously adjudicated claims for dates of service on or after August 18, 2008 will be reprocessed at rates in effect prior to the cuts. The State of California filed an appeal of the preliminary injunction with the Ninth Circuit Court of Appeals. On July 9, 2009, the Ninth Circuit Court of Appeals sustained the District Court’s injunction and ordered DHCS to reimburse providers the 10% reduction previously deducted from provider payments for the period from July 1, 2008 to August 18, 2008.  As of September 30, 2009, the Company has not recognized any revenues or related accounts receivable related to this retroactive payment. The Company estimates its retroactive reimbursement payment will total approximately $700.

In September 2008, Assembly Bill 1183 was enacted in California, requiring provider payments to be reduced by 1% or 5%, depending upon the provider type, for dates of service on or after March 1, 2009. These reductions replace the 10% provider payment reductions previously implemented and subsequently overturned by the courts. On January 16, 2009, Managed Pharmacy Care and other plaintiffs filed a complaint challenging the 5% rate reduction to providers of pharmacy services under Assembly Bill 1183.  On February 27, 2009, the U.S. District Court issued a preliminary injunction prohibiting DHCS from implementing the 5% reduction in payments to pharmacies for prescription drugs (including prescription drugs and traditional over-the-counter drugs provided by prescription) provided under the Medi-Cal fee-for-service program. If ultimately implemented, we believe the 5% rate reduction will have a material adverse effect on our operations, financial condition and financial results.  Based on the results for our Specialty HIV business and our Specialty Infusion business for the nine months ended September 30, 2009, our annualized net sales for prescription drugs from the Medi-Cal program subject to the 5% and 1% reductions total approximately $63 million and $13 million, respectively, or 20.9% and 13.2% of our total annualized net sales, respectively.

Historically, many government payors, including Medicaid and ADAP, paid us, directly or indirectly, for the medications we dispense at average wholesale price, or AWP, or a percentage of AWP. Private payors with whom we may contract also reimburse us for medications at AWP or a percentage of AWP. Federal and state governmental attention has focused on the validity of using AWP as the basis for Medicaid medication payments, including payments for HIV/AIDS medications, and most state Medicaid programs now pay substantially less than AWP for the prescription drugs we dispense. Effective September 26, 2009, and in conjunction with a recently approved class action settlement with two parties that publish the AWP of pharmaceuticals, the methodology used to calculate AWP was revised, which reduced AWP for certain brand name prescription drugs used in the pharmacy industry.  Independent of the settlement, the same parties applied the adjustment to all the other National Drug Codes, including many of the brand name drugs we dispense.  While many non-governmental payors adjusted reimbursement formulas to correct for this change in methodology, many of the state Medicaid programs that utilize AWP as a pricing reference have not taken similar action to date.  Due to the uncertainty over pending litigation and legislative initiatives, we cannot predict with certainty or accurately quantify the ultimate effect of the AWP reduction.  We can offer no assurance that the changes in the calculation of AWP will not have a material adverse impact on our business and results of operations.

Operating Expenses

Our operating expenses are composed of both variable and fixed costs. Our principal variable costs, which increase as net sales increase, are pharmacy and nursing labor and delivery of medications to patients. Our principal fixed costs, which do not vary directly with changes in net sales, are facilities, corporate labor expenses, equipment and insurance.

While we believe that we have a sufficient revenue base to continue to operate profitably given our current level of operating and other expenses, our business remains subject to uncertainties and potential changes that could result in losses. In particular, changes to reimbursement rates, unexpected increases in operating expenses, difficulty integrating acquisitions, or declines in the number of patients we serve or the number of prescriptions we fill could adversely affect our future results. For a further discussion regarding these uncertainties and potential changes, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Management believes that our accounting policies related to revenue recognition, allowance for doubtful accounts, long-lived asset impairments, and goodwill and other intangible assets represent “critical accounting policies,” which the SEC defines as those that are most important to the presentation of a company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often because management must make estimates about uncertain and changing matters. Our critical accounting policies affect the amount of income and expense we record in each period, as well as the value of our assets and liabilities and our disclosures regarding contingent assets and liabilities. In applying these critical accounting policies, we make estimates and assumptions to prepare our financial statements that, if made differently, could have a positive or negative effect on our financial results. We believe that our estimates and assumptions are both reasonable and appropriate, in light of applicable accounting rules. However, estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could differ materially from estimates.   Further information regarding these policies appears under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 9, 2009.  During the nine-month period ended September 30, 2009, there have been no significant changes to our critical accounting policies or to the related assumptions and estimates involved in applying these policies.  However, we have expanded our disclosures as it relates to Revenue Recognition and Goodwill and Other Intangible Assets, as follows:

Revenue Recognition.  Substantially all of our revenues are generated from the sale of prescription drugs to patients and are reimbursed by government and private payors.  Net sales for both our Specialty HIV and Specialty Infusion divisions are recognized upon shipment.  For the Specialty Infusion division, and to a lesser degree the Specialty HIV division, revenues are recorded net of contractual allowances.  Contractual allowances represent estimated differences between billed sales and amounts expected to be realized from third party payors.  We evaluate several criteria in developing estimated contractual allowances, including historical trends based on actual claims paid and current contract and reimbursement terms.  Any difference between amounts expected to be realized from third party payors and actual amounts received are recorded as an adjustment to sales in the period the actual reimbursement rate is determined.

Any patient can initiate the filling of prescriptions by having a doctor call in prescriptions to our pharmacists, faxing our pharmacists a prescription, or mailing prescriptions to one of our facilities. Once we have verified that the prescriptions are valid and have received authorization from a patient’s insurance company or state insurance program, the pharmacist then fills the prescriptions and ships the medications to the patient through an outside delivery service, an express courier service or postal mail, or the patient picks up the prescriptions at the pharmacy.  These and other factors indicate we are a principal in the arrangement with our patients and third party payors and, as such, we record our revenues and cost of goods sold on a gross basis in accordance with ASC 605-45 “Revenue Recognition – Principal Agent Considerations” (formerly Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as Agent”).

Our Specialty HIV division has been certified as a specialized HIV pharmacy eligible for premium reimbursement under the New York State Medicaid program since 2005. We have been notified that the New York program has been extended through September 2010, and we are awaiting recertification. Until June 30, 2009, our Specialty HIV division also received premium reimbursement under California’s HIV/AIDS Pharmacy Pilot Program, which we refer to as the California Pilot Program. The California Pilot Program has not been renewed for the California fiscal year ended June 30, 2010.  Premium reimbursement for eligible prescriptions dispensed in the current period are recorded as a component of net sales.   These revenues are estimated at the time service is provided and accrued to the extent that payment has not been received.  In New York, we receive the premium payment annually, and we received the annual payment for calendar year 2008 under the New York program in August 2009.  Under the California Pilot Program, we historically received regular payments for premium reimbursement, which were paid in conjunction with the regular reimbursement amounts due through the normal payment cycle.  However, since October 1, 2008, we have recognized revenue of $739, but have collected only $150 under the California Pilot Program.  We believe the budgetary challenges currently experienced in California may result in further payment delays.  Based on this uncertainty, we did not recognize any revenues related to the California Pilot Program for the final three months of the California fiscal year ended June 30, 2009.  As a result of the non-renewal of the California Pilot Program, we also did not recognize any revenues related to the California Pilot Program for the three months ended September 30, 2009.  The net accounts receivable balance at September 30, 2009 related to the California Pilot Program was $855.

Goodwill and Other Intangible Assets. In accordance with ASC 350, “Intangibles – Goodwill and Other,” or ASC 350 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), goodwill and intangible assets associated with acquisitions that are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests.

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

The valuation of goodwill is dependent upon the estimated fair market value of our three reporting units.  The Specialty Infusion segment, which resulted from the acquisition of Biomed in April 2008, is comprised of only a single business component and, therefore, was determined to be a separate reporting unit under ASC 350.  All goodwill resulting from the Biomed acquisition was fully allocated to the Specialty Infusion segment.  The Specialty HIV segment was disaggregated into an East and West region (or reporting unit) for the purpose of testing goodwill for impairment.  A regional difference in state reimbursement programs (principally California and New York states) was the principal factor used to determine the two reporting units.  All of the other economic characteristics of each of the pharmacies within these regions are similar.  The goodwill originating from acquisitions in California and Washington states are allocated to the West region.  The goodwill originating from acquisitions in New York state is allocated to the East region.

We determine fair values of the reporting units by using a combination of the income and market approach, with equal weighting given to both. We utilize the income and market approach transaction methods, as they are the most applicable to the perspective of value. The income approach bears significance because it considers our future income potential.  The market approach transaction method is appropriate because it reflects market behavior and the attitudes and actions of market participants.  The selected approaches were determined to be most reasonable given the availability and appropriateness of data available as of the date of value.  An equal weighting was applied, as there were no material circumstances surrounding the application of each approach that would require a different weighting mechanism.

The income approach, or discounted cash flow approach, requires estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, and capital requirements. It also requires estimates as to the appropriate discount rates to be used. Our cash flow model used forecasts for five-year periods and a terminal value. The significant assumptions for these forecasts included compounded annual revenue growth rates ranging from 6% to 12%, with an average compounded annual growth rate of approximately 10.5%. The growth rates, profitability levels, and other variables were determined by reviewing historical results and current operating trends of the reporting units. Terminal values for all reporting units were calculated using a long-term growth rate of 3%. In estimating the fair value of the reporting units for the 2008 impairment tests, we applied discount rates to our reporting units’ projected cash flows of 13%.  In developing this discount rate, we relied upon a weighted average cost of capital, or WACC, calculation.  In order to estimate the cost of equity component of the WACC, we relied upon the capital asset pricing model.  In estimating the appropriate WACC, assumptions with regard to cost of debt capital, the risk-free rate, beta, and the debt and equity weights were developed based on market information known as of the goodwill testing date.  The equity risk premium was based on Ibbotson’s SBBI (2008), a third party research report used in the development of discount rates.  Finally, a size risk premium was considered to be appropriate and was included as part of the assumed cost of equity component of the WACC.  The size risk premium was also based on Ibbotson’s SBBI (2008).

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

During the fourth quarter of 2008, we experienced a decline in our market capitalization due to the current global economic environment and the overall volatility in the stock market. As a result, our market capitalization was less than our book value as of the end of 2008. We do not believe that the decline in our stock price was caused by events directly related to our company.  With respect to the testing of goodwill for impairment, we believe that it is reasonable to consider market capitalization as an indicator of fair value over a reasonable period of time.  We considered and evaluated the decline in market capitalization, as well as other factors described above, and concluded that the carrying value of each reporting unit continues to be recoverable.  If the current economic market conditions and volatility in the stock market persist, we may be adversely affected, which could result in an impairment to goodwill in the future.

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

Results of Operations

Three Months Ended September 30, 2009 and 2008

Net Sales.  Total net sales increased 12.2% to $103,382 for three months ended September 30, 2009 from $92,136 for the three months ended September 30, 2008.  Specialty Infusion revenues increased 14.6% to $25,008 for the three months ended September 30, 2009 from $21,831 for the three months ended September 30, 2008.  The increase in Specialty Infusion revenues is primarily due to volume growth in both our Blood Clotting Factor and IVIG therapy products as a result of the addition of new patients and, to a lesser degree, additional sales of products to existing patients.  Specialty HIV revenues increased 11.5% to $78,374 for the three months ended September 30, 2009 from $70,305 for three months ended September 30, 2008.  The increase in Specialty HIV revenues is principally attributable to a 8.2% increase in prescription volume and, to a lesser degree, an increase in the price of the anti-retroviral drugs we sell, partially offset by the decrease in revenue recognized for the California Pilot Program for the three months ended September 30, 2009.  For the three months ended September 30, 2008, we recorded $599 in revenue related to the California Pilot Program.  The California Pilot Program was not renewed for the California fiscal year beginning July 1, 2009.  As a result, we did not record any revenues related to the California Pilot Program for the three months ended September 30, 2009.  The net accounts receivable balance at September 30, 2009 related to the California Pilot Program was $855 as compared to $488 at September 30, 2008.  Although we have historically received regular payments for premium reimbursement under the California Pilot Program, the current budget issues in California have resulted in payment delays. Revenue for the three months ended September 30, 2009 relating to the New York premium reimbursement program was $496 as compared to $442 for the same period in 2008.   The accounts receivable balance at September 30, 2009 related to the New York premium reimbursement was $1,442 as compared to $937 at September 30, 2008.  We received our annual payment for calendar year 2008 under the New York program in August 2009.

The following table sets forth the net sales and operating data for our Specialty HIV segment for each of its distribution regions for the three months ended September 30, 2009 and 2008:

(In thousands, except patient months and prescription data)

Three Months Ended September 30,
	2009			2008
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months
California	$50,459	192,151	37,802	$46,665	180,693	37,202
New York	24,428	80,210	11,752	21,822	74,880	11,119
Washington	2,843	10,576	1,987	1,318	5,912	1,025
Florida	644	2,401	368	500	2,287	303
Total	$78,374	285,338	51,909	$70,305	263,772	49,649

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

Gross Profit. Gross profit was $18,969 and $16,617 for the three months ended September 30, 2009 and 2008, respectively, and represents 18.3% and 18.0% of net sales, respectively.  The increase in gross profit as a percent of net sales is principally attributable to higher gross profit margins in both the Specialty HIV and Specialty Infusion segments.  Gross profit as a percent of revenues for our Specialty HIV segment increased to 13.8% for the three months ended September 30, 2009 from 13.6% for the same period in 2008.  The increase in 2009 principally related to the impact of the Medi-Cal rate reductions in 2008, which affected the period July 1, 2008 to August 18, 2008, partially offset by revenue related to the California Pilot Program.  Gross profit as a percentage of revenues for our Specialty Infusion segment increased slightly to 32.7% for the three months ended September 30, 2009 from 32.3% for the same period in 2008.  We expect to see continued fluctuation in our gross profit due to the payor and product mix of our Specialty Infusion business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2009 increased to $10,179 from $8,873 for the three months ended September 30, 2008 and increased as a percentage of net sales to 9.8% in 2009 from 9.6% in 2008.  The increase in selling, general and administrative expenses was primarily due to higher executive compensation expenses, which includes $313 related to phantom stock units issued on February 4, 2009, reflecting the impact of the fair value remeasurement and a full quarter of service period amortization.  The increase in selling, general and administrative expenses as a percentage of net sales was principally due to the increase in executive compensation expenses as a percentage of revenues, offset in part by increased operating efficiencies in both the Specialty HIV and Specialty Infusion pharmacy operations.

Depreciation and Amortization. Depreciation and amortization was $1,486 and $1,607 for the three months ended September 30, 2009 and 2008, respectively, and represents 1.4% and 1.7% of net sales, respectively.  The decrease in depreciation and amortization is primarily due to a reduction in the amortization of the Biomed intangibles, which were reclassified as Goodwill upon completion of our fair value estimate of the material identifiable assets of Biomed in December 2008, and to a lesser extent the abandonment of assets from Oris Medical Systems, Inc., or OMS, in September 2008.

Merger Related Expenses. We incurred $468 of legal, accounting and advisory fees related to the H.I.G. Merger for the three months ended September 30, 2009.

   Impairment of Long-Lived Asset.  We have abandoned and ceased to use all of the remaining assets recorded as part of the June 2005 acquisition of the net assets of OMS.  For the three months ended September 30, 2008, we recorded a charge of $519 ($981, less accumulated amortization of $462) to reflect the impairment loss for the net value of the remaining acquired intangible assets and capitalized software development.

Interest Expense. Interest expense was $943 for the three months ended September 30, 2009, which represents an increase of $4 over interest expense of $939 for the three months ended September 30, 2008.  The increase in interest expense in 2009 is principally related to the subordinated debt issued as part of the Biomed earn out paid in June 2009 offset by a decline in interest rates on our senior debt, which are tied to LIBOR.

Interest Income. Interest income was $14 for the three months ended September 30, 2009, which represents a decrease of $48 over interest income of $62 recorded for the three months ended September 30, 2008.  The decrease in interest income is principally attributable a decline in interest rates, partially offset by an increase in the amount invested in 2009.

Other (Income) Expense – Change in Fair Value of Warrants. On January 1, 2009, we adopted the provisions of ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity, or ASC 815-40, which requires us to remeasure the fair value of outstanding warrants each period.  As a result, we recorded income of $59 for the three months ended September 30, 2009.

Provision for Taxes.  Our effective tax rate increased to 46% for the three-month period ended September 30, 2009 from 41% for the three-month period ended September 30, 2008.   The increase is primarily due to an increase in non-deductible expenses in the three months ended September 30, 2009 related to the change in fair value of warrants and grants previously made under our stock-based compensation plan and an increase in merger-related expenses.

Nine Months Ended September 30, 2009 and 2008

Net Sales.  Total net sales for the nine months ended September 30, 2009 increased 22.9% to $299,624 from $243,824 for the nine months ended September 30, 2008.  The increase in total net sales is primarily attributable to the acquisition of our Specialty Infusion business from Biomed in April 2008.  Specialty HIV revenues increased 9.9% to $224,567 for the nine months ended September 30, 2009 from $204,256 for the nine months ended September 30, 2008.  The increase in Specialty HIV revenues is principally attributable to a 6.3% increase in prescription volume and, to a lesser degree, an increase in the price of the anti-retroviral drugs we sell, partially offset by a decrease in revenue recognized for the California Pilot Program for the nine months ended September 30, 2009.  In the Specialty HIV division, we recorded revenue of $361 and $1,319 relating to the California Pilot Program for the nine months ended September 30, 2009 and 2008, respectively.   The California Pilot Program was not renewed for the California fiscal year beginning July 1, 2009, as a result of which we did not record any revenues related to the California Pilot Program for the three months ended September 30, 2009. In addition, due to the ongoing budgetary challenges experienced in California, we also did not recognize any revenues for the final three months of the California fiscal year ended June 30, 2009.  The net accounts receivable balance at September 30, 2009 related to the California Pilot Program was $855 as compared to $488 at September 30, 2008.  Although we have historically received regular payments for premium reimbursement under the California Pilot Program, the current budget issues in California have resulted in payment delays. Revenue for the nine months ended September 30, 2009 relating to the New York premium reimbursement program was $1,443 as compared to $913 for the same period in 2008.  The accounts receivable balance at September 30, 2009 related to the New York premium reimbursement was $1,442 as compared to $937 at September 30, 2008.  We received our annual payment for calendar year 2008 under the New York program in August 2009.

The following table sets forth the net sales and operating data for our Specialty HIV segment for each of its distribution regions for the nine months ended September 30, 2009 and 2008:

(In thousands, except patient months and prescription data)

Nine Months Ended September 30,
	2009			2008
Distribution Region	Net Sales	Prescriptions	Patient Months	Net Sales	Prescriptions	Patient Months
California	$146,055	562,424	111,772	$135,735	533,814	110,645
New York	69,833	234,181	34,856	63,567	224,799	33,459
Washington	6,979	27,374	5,203	3,497	16,411	2,946
Florida	1,700	6,768	997	1,457	6,651	895
Total	$224,567	830,747	152,828	$204,256	781,675	147,945

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

Gross Profit. Gross profit was $55,860 and $43,357 for the nine months ended September 30, 2009 and 2008, respectively, and represents 18.6% and 17.8% of net sales, respectively.  The increase in gross profit and in gross profit as a percentage of net sales is principally attributable to the acquisition of the Specialty Infusion business in April 2008, which generally realizes a higher gross margin than our Specialty HIV business.  Gross profit as a percentage of revenues for our Specialty HIV segment declined to 13.4% for the nine months ended September 30, 2009 from 14.3% for the same period in 2008.  This decline principally related to California Medi-Cal reimbursement rate cuts for non-pharmacy products, reductions in the reimbursement rates related to Medicare Part D plans, and the decrease in revenue recognized during the nine months ended September 30, 2009 for the California Pilot Program.  Gross profit as a percentage of revenue for our Specialty Infusion segment declined to 34.2% for the nine months ended September 30, 2009 from 35.7% for the same period in 2008.  This decline is principally attributable to changes in the Specialty Infusion payor and product mix to lower-margin business.  We expect to see continued fluctuation in our gross profit due to the payor and product mix of our Specialty Infusion business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2009 increased to $29,655 from $25,685 for the nine months ended September 30, 2008 but declined as a percentage of net sales to 9.9% in 2009 from 10.5% in 2008.  The increase in selling, general and administrative expenses was primarily due to the acquisition of the Specialty Infusion business from Biomed in April 2008 and an increase in executive compensation expenses, both offset in part by the decline in legal expenses principally related to the litigation with OMS from 2008.  The increase in executive compensation expense includes $858 related to phantom stock units issued in February 4, 2009.  The decline in selling, general and administrative expenses as a percentage of net sales was principally due to the decline in legal expenses from the 2008 period and an increase in operating efficiencies in both the Specialty HIV and Specialty Infusion pharmacy operations, offsetting the increase in executive compensation expense as a percentage of revenues.

Depreciation and Amortization. Depreciation and amortization was $4,477 and $4,192 for the nine months ended September 30, 2009 and 2008, respectively, and represents 1.5% and 1.7% of net sales, respectively.  The increase in depreciation and amortization is primarily due to an increase in amortization of intangible assets resulting from the acquisition of Biomed in April 2008, offset in part by a decline in amortization due to the abandonment of assets from OMS in September 2008.

Merger Related Expenses. We incurred $468 of legal, accounting and advisory fees related to the H.I.G. Merger for the nine months ended September 30, 2009.

Litigation Settlement.  As a result of the litigation settlement with OMS, which is more fully described in Note 11 in the Notes to our Consolidated Financial Statements of this Quarterly Report on Form 10-Q, we recorded a charge of $3,950 for the nine months ended September 30, 2008.   Also as part of the settlement, the original asset purchase agreement with OMS terminated and, effective September 1, 2008, all parties were released from related non-compete, non-solicitation and confidentiality agreements.

    Impairment of Long-Lived Asset.  We have abandoned and ceased to use all of the remaining assets recorded as part of the June 2005 acquisition of the nets assets of OMS.  For the nine months ended September 30, 2008, we recorded a charge of $519 ($981, less accumulated amortization of $462) to reflect the impairment loss for the net value of the remaining acquired intangible assets and capitalized software development.

Operating Income.  Operating income for the nine months ended September 30, 2009 was $21,260 as compared to $9,011 for the nine months ended September 30, 2008, and represents 7.1% and 3.7% of net sales, respectively. The increase in operating income in 2009, after considering the effect of the OMS litigation settlement and related expenses, is primarily due to the acquisition of the Specialty Infusion business from Biomed in April 2008.

 Interest Expense. Interest expense was $2,419 for the nine months ended September 30, 2009, which represents an increase of $577 from interest expense of $1,842 for the nine months ended September 30, 2008. The increase in interest expense is principally attributable to a full nine months of interest expense in 2009 related to the senior debt used to finance the Biomed acquisition in April 2008, and to a lesser degree, the interest expense in 2009 related to the subordinated debt issued as part of the Biomed earn out paid in June 2009, partially offset by a decline in 2009 of the interest rates on our senior debt, which are tied to LIBOR.

Interest Income. Interest income was $65 for the nine months ended September 30, 2009, which represents a decrease of $279 from interest income of $344 recorded for the nine months ended September 30, 2008.  The decrease in interest income is principally attributable to the liquidation of investments as a result of the financing of the Biomed acquisition.

Other Expense – Change in Fair Value of Warrants. On January 1, 2009, we adopted the provisions of ASC 815-40, which requires us to remeasure the fair value of outstanding warrants each period.  As a result, we recorded a charge of $725 for the nine months ended September 30, 2009.  Approximately 86% of the $725 charge relates to one series of warrants that expires in January 2010.

Provision for Taxes.  Our effective tax rate increased to 45% for the nine-month period ended September 30, 2009 from 41% for the nine-month period ended September 30, 2008.   The increase is primarily due to an increase in non-deductible expense related to the change in fair value of warrants and grants previously made under our stock-based compensation plan, and an increase in merger-related expenses, as well as a decrease in tax exempt interest as it relates to total income for the period.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2009 was $9,566 as compared to $2,526 for the same period of the prior year.  The increase in 2009 as compared with 2008 was principally due to growth in our business.  Overall working capital requirements for the nine months ended September 30, 2009 were principally equal to the working capital requirements for the same period of the prior year.  The increase in accounts receivable to $48,694 at September 30, 2009 from $44,706 at December 31, 2008 is primarily the result of the overall revenue growth of our two business segments.  Accounts receivable days sales outstanding at September 30, 2009 and December 31, 2008 were essentially equal. The increases in inventories and accounts payable are due to incremental purchases at the end of the third quarter of 2009 to take advantage of favorable pricing opportunities.

Net cash used in investing activities were $8,157 for the nine months ended September 30, 2009 as compared to $43,724 for the nine months ended September 30, 2008.  For the nine months ended September 30, 2009, cash flows used in investing activities included $7,502 for the cash portion of the Biomed earn out payment and the purchase of property and equipment of $681.  For the nine months ended September 30, 2008, cash flows used in investing activities included payments of $50,239 for the Biomed acquisition ($48,000 paid to sellers plus $2,239 paid for acquisition costs), purchases of short term investments of $300, and the purchase of property and equipment of $575, partially offset by net sales of short term investments of $7,390.

Net cash provided by financing activities for the nine months ended September 30, 2009 were $1,259 as compared to $38,650 for the same period of the prior year.  For the nine months ended September 30, 2009, cash flows provided by financing activities included $2,179 in borrowings from our revolving credit facility with CIT Healthcare LLC, or CIT, and proceeds from a capital lease of $454, offset in part by $1,342 in principal payments under our term loan with CIT and the capital lease.  For the nine months ended September 30, 2008, cash flows provided by financing activities included $52,559 in proceeds from the CIT debt used to finance the Biomed acquisition and the tax benefit realized from non-cash compensation related to employee stock options of $2,177, partially offset by $474 in principal repayments under our term loan with CIT, a $907 payment for deferred financing costs and a $112 payment for the interest rate cap contract, both relating to our debt facility with CIT, and a $14,925 payment for loans assumed as part of the Biomed acquisition.

As of September 30, 2009, we had $21,053 of cash and cash equivalents and $259 in short-term investments, as compared to cash and cash equivalents of $18,385 and short-term investments of $259 as of December 31, 2008.  The increase in cash and cash equivalents was primarily due to cash provided by operating activities of $9,566, partially offset by the $7,502 earn out payment to the former stockholders of Biomed.

As of September 30, 2009, we had $2,107 of auction rate securities, or ARS.  These ARS are collateralized with Federal Family Education Loan Program student loans.  The monthly auctions have historically provided a liquid market for these securities.  However, since February 2008, there has not been a successful auction due to the absence of sufficient buyers for these ARS.  Based on an assessment of fair value, as of September 30, 2009, we have recorded a temporary impairment charge of $97 ($58 net of tax) on these securities.  We currently have the ability and intent to hold these ARS investments until a recovery of the auction process occurs or until maturity (ranging from 2037 to 2041).

At September 30, 2009, Notes payable – affiliates consisted of unsecured subordinated promissory notes, which we refer to as the Subordinated Notes, in the amount of $22,292 that we issued in connection with the Biomed earn out on June 25, 2009. The Subordinated Notes bear interest at a base rate of prime plus 1% per annum.  The weighted average interest rate on the Subordinated Notes for each of the three and nine months ended September 30, 2009 was 4.25%.  The Subordinated Notes and all accrued interest are due on June 25, 2011.  Also included in Notes payable – affiliates at September 30, 2009 and December 31, 2008, are three unsecured notes in the amount of $3,000, $425 and $219.  All three notes are due on demand and bear interest at 6% per annum.  All notes are subordinated to our senior secured credit facility and have been classified as long-term.

Other long term liabilities at September 30, 2009 of $3,179 included warrant contracts of $1,948 and the liability for phantom stock units of $858.

The increase of $42,604 in Goodwill to $176,902 at September 30, 2009 from $134,298 at December 31, 2008 represents the goodwill recorded as a result of the final Biomed earn out payment of $44,415, offset by $1,811 in deferred tax adjustments.

As of November 5, 2009, we had approximately $25,418 in cash and short term investments. We believe that our cash balances will be sufficient to provide us with the capital required to fund our working capital needs and operating expense requirements for at least the next 12 months.

Credit Agreement. On April 4, 2008, we acquired 100% of the stock of Biomed for $48,000 in cash, 9,349,959 shares of Allion common stock, par value $0.001 per share, and Allion Series A-1 preferred stock, par value $0.001 per share, and the assumption of $18,569 of Biomed debt.

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

As of November 5, 2009, $32,813 principal amount remains outstanding under the term loan.  We are required to make quarterly principal payments on the term loan, which commenced September 30, 2008.  As of November 5, 2009, $20,000 principal amount remains outstanding under the revolving credit facility.  We are required to pay a fee equal to 0.5% annually on the unused portion of the revolving credit facility. We may prepay the term loan and revolving credit facility in whole or in part at any time without premium or penalty, subject to reimbursement of the lenders’ customary breakage and redeployment costs in the case of prepayment of LIBOR borrowings.

The Credit Agreement requires us to meet certain financial covenants on a quarterly basis, beginning June 30, 2008, including a Consolidated Total Leverage Ratio not greater than 3.25 to 1.00, a Consolidated Senior Leverage Ratio not greater than 2.75 to 1.00, and a Consolidated Fixed Charges Coverage Ratio not less than 1.50 to 1.00, each as defined in the Credit Agreement.  The Credit Agreement also imposes certain other restrictions, including annual limits on capital expenditures and our ability to incur or assume liens, make investments, incur or assume indebtedness, amend the terms of our subordinated indebtedness, merge or consolidate, liquidate, dispose of property, pay dividends or make distributions, redeem stock, repay indebtedness, or change our business. As of September 30, 2009, we were in compliance with all covenants.  The Credit Agreement is secured by a senior secured first priority security interest in substantially all of our and our subsidiaries’ assets and is fully and unconditionally guaranteed by any of our current or future direct or indirect subsidiaries that are not borrowers under the Credit Agreement.

Operating Requirements.  Our primary liquidity need is working capital to purchase medications to fill prescriptions and finance growth in accounts receivable. Our primary vendor, AmerisourceBergen Drug Corporation, requires payment within 31 days of delivery of the medications to us. We are reimbursed by third-party payors, on average, within 35 to 50 days after a prescription is filled and a claim is submitted in the appropriate format.

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

On November 1, 2009, CIT Group, the parent company of CIT, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, we do not believe we will have access to any additional funds from CIT under our senior secured credit facility. If we determine that we need to raise additional capital, we would likely have to identify other financing sources. However, the Credit Agreement contains covenants that place certain restrictions on our ability to incur additional indebtedness, as well as on our ability to create or allow new security interests or liens on our property.  These restrictions could limit our ability to borrow additional amounts for working capital and capital expenditures.  Further, substantially all of our assets are currently being used to secure our indebtedness, increasing the difficulty we may face in obtaining additional financing.  As a result, we can offer no assurance that we will be able to obtain adequate financing, if needed, on reasonable terms or on a timely basis, if at all.

Contractual Obligations. On October 18, 2009, we entered into the H.I.G.  Agreement, with Brickell Bay Acquisition Corp., which we refer to as Parent, and Brickell Bay Merger Corp., which we refer to as H.I.G. Merger Sub, each of which is controlled by an investment fund affiliated with H.I.G. Capital, L.L.C.  Pursuant to the terms of the H.I.G. Agreement, H.I.G. Merger Sub will merge with and into Allion, with Allion as the surviving corporation in the H.I.G. Merger.  Pursuant to the H.I.G.  Agreement, each share of Allion common stock will be cancelled and converted into the right to receive $6.60 per share in cash, which we refer to as the Merger Consideration.  In addition, prior to the effective time of the H.I.G. Merger, we will cause all outstanding options to vest in full, and at the effective time of the H.I.G. Merger, all outstanding options will be converted into the right to receive an amount equal to the excess, if any, of the Merger Consideration over the exercise price per share of such option. Pursuant to the H.I.G.  Agreement, all outstanding warrants (whether or not vested) will be converted into the right to receive an amount equal to the excess, if any, of the Merger Consideration over the exercise price per share of such warrant.  Each share of restricted stock and each holder of an outstanding cash-settled phantom stock unit, whether or not vested, will also be entitled to receive an amount equal to the number of restricted shares or phantom stock units multiplied by the Merger Consideration.  Holders of the phantom stock units will further be entitled to receive a tax gross-up payment to cover any excise tax liability such holder may incur as a result of any payments or benefits that may be deemed “golden parachute” payments for tax purposes.

Completion of the H.I.G. Merger is subject to customary closing conditions including approval by a majority of our stockholders and obtaining certain regulatory approvals.  The H.I.G. Merger is not subject to a financing condition and is expected to be completed in the first quarter of 2010.

We made an earn out payment in June 2009 to the former Biomed stockholders pursuant to an Agreement and Plan of Merger, dated as of March 13, 2008, by and among Allion, Biomed Merger Sub, Biomed and Biomed’s majority owner, Parallex LLC, a Delaware limited liability company, because the Biomed business earnings before interest, taxes, depreciation and amortization for the twelve months ended April 30, 2009 exceeded $14,750.  The total amount of earn out payment was valued at $44,413, which consisted of $7,500 in cash, $22,292 in subordinated promissory notes and 2,625,000 shares of Allion common stock valued at $14,621.  The notes are due in June 2011 and bear interest at a rate of prime plus 1% per annum.  The notes are subordinated to the Credit Agreement and have been classified as long-term.

Off-Balance Sheet Arrangements.  We do not have any off-balance sheet arrangements.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

There have been no significant changes to our interest rate risk since December 31, 2008.  For a discussion of our exposure to interest rate risk, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2008.

Other Market Risk

With the recent liquidity issues experienced in the global credit and capital markets, $2.1 million of our ARS have experienced multiple failed auctions since early 2008.  It is our intent to hold the $2.1 million until liquidity is restored.  Based on an assessment of fair value as of September 30, 2009, we have recorded an unrealized impairment charge of $0.1 million on these securities.

We are not subject to other market risks such as currency risk, commodity price risk or equity price risk.

Item 4.CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective at the reasonable assurance level as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined by Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALLION HEALTHCARE, INC. AND SUBSIDIARIES
PART II OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated below and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Fowler v. Moran, et al., Supreme Court of the State of New York, County of Suffolk, Index No. 041990/2009. On October 20, 2009, a complaint was filed by Denise Fowler as a purported class action on behalf of all of the Company’s stockholders against the Company, each of the Company’s directors, and Brickell Bay Acquisition Corp. and Brickell Bay Merger Corp., both affiliates of H.I.G. Capital, L.L.C.  The plaintiff alleges that she is an owner of the Company’s common stock.  The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties in connection with the proposed merger transaction between the Company and affiliates of H.I.G. Capital, L.L.C by failing to engage in an honest and fair sale process and by failing to maximize shareholder value in connection with the merger. In addition, the lawsuit alleges that the Company and H.I.G. Capital, L.L.C. aided and abetted the alleged breaches of fiduciary duties by the Company’s directors. Based on these allegations, the lawsuit seeks, among other relief, injunctive relief enjoining the transaction. It also purports to seek recovery of costs of the action, including reasonable attorneys’ fees.

Virgin Islands Government Employees’ Retirement System v. Moran, et al., Court of Chancery, State of Delaware, Case No. 5022. A second complaint was filed as a purported class action on October 27, 2009, by the Virgin Islands Government Employees’ Retirement System, which claims to be a stockholder of the Company. The lawsuit names as defendants the Company, each of the Company’s directors, Brickell Bay Acquisition Corp. and Brickell Bay Merger Corp., and also names Raymond A. Mirra, Jr., Shauna Mirra, Parallex LLC and H.I.G. Capital, L.L.C. The lawsuit alleges essentially the same claims and seeks the same remedies as the Fowler case. In addition, the lawsuit alleges that Raymond A. Mirra, Jr., Shauna Mirra, and Parallex LLC, as controlling shareholder of the Company, violated fiduciary duties to the Company’s stockholders.

Steamfitters Local Union 449 v. Moran, et al., Court of Chancery, State of Delaware, Case No. 5031. A third lawsuit was filed as a purported class action on October 29, 2009, by the Steamfitters Local Union 449, which claims to be a stockholder of the Company. The lawsuit names the same defendants as the Virgin Islands case, and alleges essentially the same claims and seeks the same remedies as the Virgin Islands case.

Union Asset Management Holding AG v. Moran, et. al., Court of Chancery, State of Delaware. Case No. 5036. On November 2, 2009, a fourth complaint was filed as a purported class action by Union Asset Management Holding AG, which alleges it is the owner of Allion common stock. The complaint names the same defendants as the Virgin Islands and Steamfitters cases, and alleges essentially the same claims and seeks the same remedies as those cases.

The Company believes these lawsuits are without merit and intends to vigorously defend against them.

We are involved from time to time in other legal actions arising in the ordinary course of our business. We currently have no pending or threatened litigation that we believe will result in an outcome that would materially affect our business. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business.

Item 1A.RISK FACTORS

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

California has not renewed its preferred reimbursement program, which has caused our net sales to decline, and our net sales could decline further if we do not continue to qualify for preferred reimbursement in New York.

 In 2004, California approved the California Pilot Program, which provided additional reimbursement for HIV/AIDS medications for up to ten qualified pharmacies. We own two of the ten pharmacies that qualified for this program. As a result of state budget issues, the California Pilot Program expired on June 30, 2009 and has not been renewed. The reduction in reimbursement rates as a result of the non-renewal of the California Pilot Program has adversely affected our results of operations.

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

There also can be no assurance that the New York legislature will not change the premium reimbursement program in a manner adverse to us or will not terminate early or elect not to renew the program. If the New York program is not renewed or is terminated early, our net sales and profit could be adversely affected. Additionally, if New York permits additional pharmacies to take advantage of these additional reimbursement programs, our competitive advantage in New York would be adversely impacted.

If we are found to be in violation of Medicaid and Medicare reimbursement regulations, we could become subject to retroactive adjustments and recoupments, or exclusion from the Medicaid and Medicare programs.

As a Medicaid and Medicare provider, we are subject to retroactive adjustments due to prior-year audits, reviews and investigations, government fraud and abuse initiatives, and other similar actions. Federal regulations provide for withholding payments to recoup amounts payable under the programs and, in certain circumstances, allow for exclusion from Medicaid and Medicare.  In addition, government payors have recently increased initiatives to recover improper payments and overpayments. In March 2005, the Centers for Medicare and Medicaid Services, or CMS, initiated a demonstration project using Recovery Audit Contractors, or RACs, who are paid a contingent fee to detect and correct improper Medicare payments. The RAC program, under which RACs collect overpayments from Medicare providers, including those providers who were paid for services that were not medically necessary or were incorrectly coded, will be operated throughout the United States on a permanent basis beginning on January 1, 2010. RACs will have authority to pursue improper payments made on or after October 1, 2007, and phase-in reviews under the RAC program, in which RACs conduct data-mining for clear improper payments (such as duplicate claims) and medical record reviews have already begun. While we believe we are in material compliance with applicable Medicaid and Medicare reimbursement regulations, there can be no assurance that we, pursuant to such audits, reviews, investigations, or other proceedings, will be found to be in compliance in all respects with such reimbursement regulations. A determination that we are in violation of any such reimbursement regulations could result in retroactive adjustments and recoupments of payments and have a material adverse effect on our financial condition and results of operations.

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

Historically, government payors, such as ADAP and Medicaid, which account for a large percentage of our net sales, paid us directly or indirectly for the medications we provide at AWP or at a percentage of AWP. Private payors with whom we may contract also reimburse us for medications at AWP or at a percentage of AWP. However, federal and state government attention has focused on the validity of using AWP as the basis for Medicaid and Medicare Part D payments for HIV/AIDS medications. A number of state governments have brought, and continue to bring, lawsuits against drug manufacturers and publishers of pricing compendia over AWP issues. Specifically, many of these lawsuits claim that the manufacturers’ alleged inflation of the AWPs reported to the publishing companies, and the publishing companies’ alleged publication of inflated AWPs, have resulted in overcharges to patients and payors, including the state Medicaid programs. Some of these lawsuits have resulted in large settlements or in compensatory and punitive damages. A settlement involving First DataBank and MediSpan, two companies that collect and disseminate prescription drug pricing information used to calculate AWP, resulted in a reduction to the published AWPs on September 26, 2009. In addition, First DataBank and MediSpan have indicated that they will cease publishing AWPs by September 26, 2011. While we cannot predict the outcomes of any pending cases, any reductions in the AWPs reported by manufacturers and published in pricing compendia that may result from these cases could potentially reduce the price paid to us for medications we dispense, which could have a material adverse effect on our financial condition and results of operations.

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

Payments to pharmacies for Medicaid-covered outpatient prescription drugs are set by the states, and most state Medicaid programs now pay substantially less than the AWP for the prescription drugs we dispense. In addition, federal reimbursement to states for the federal share of those payments is subject to a ceiling called the federal upper limit, or FUL. The Deficit Reduction Act of 2005, or the DRA, changed the FUL for multiple source drugs to 250% of the average manufacturer price, or AMP, as of January 1, 2007. The Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, which was enacted on July 15, 2008, delayed the implementation of this AMP-based methodology for calculating FULs until October 1, 2009.  However, as a result of a preliminary injunction described below, FULs currently continue to be calculated at an amount equal to 150% of the published price for the least costly therapeutic alternative.

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

The first publication of AMP data and the resulting FULs was scheduled to occur in December of 2007. However, on December 19, 2007, the National Association of Chain Drug Stores, or NACDS, and the National Community Pharmacists’ Association, or NCPA, sought and were granted a preliminary injunction in U.S. District Court, which halted CMS’ implementation of its AMP regulations and the posting of any AMP data. In their complaint, the two pharmacy groups allege that the AMP regulations go beyond what Congress intended when it passed the Social Security Act. Specifically, the lawsuit alleges, in part, that (1) in defining “AMP,” CMS included categories of drug sales that exceed the plain language of the Social Security Act, and (2) CMS’ definition of “multiple source drugs” is impermissibly broad and, in some respects, contrary to the Social Security Act. On March 14, 2008, CMS issued an interim final rule revising its definition of “multiple source drug” to address an issue raised in the NACDS/NCPA lawsuit. On October 7, 2008, CMS published its final rule on the definition of “multiple source drug,” and on November 5, 2008, NACDS and NCPA filed an amended complaint challenging both the interim and the final versions of this rule (and maintaining their existing challenges to the AMP regulations).  At present, the preliminary injunction remains in place; however, it was modified on June 23, 2009 to permit CMS to provide AMP data to the Government Accountability Office.

If the preliminary injunction is lifted and CMS is ultimately allowed to implement the AMP regulations, the AMP final regulations could adversely impact our revenues.  We continue to review the potential impact that the DRA and the AMP regulations may have on our business, but we are not yet able to fully assess their impact on our business or profitability. However, the use of AMP in the FUL may have the effect of reducing the reimbursement rates for certain medications that we currently dispense or may dispense in the future. Further, while states are not required to use AMP to set payment amounts, states may elect to base all Medicaid pharmacy reimbursement on AMP instead of other published prices on which they have historically based Medicaid pharmacy reimbursement, such as AWP. If the individual states make this decision, it may also have the effect of reducing the reimbursement rates for certain medications that we currently dispense or may dispense in the future. Further, the Obama Administration could rescind the AMP regulations and issue new regulations in their place. We cannot predict the content of such regulations, if issued, though any such action could have a significant adverse effect on our business or profitability.

Downturns in the general economy and restrictions in the credit markets have resulted in reduced reimbursement rates and may negatively impact our access to financing sources.

While sales of our products are not typically sensitive to general declines in U.S. and regional economies, the significant deterioration in worldwide economic conditions and the international credit markets have eroded the tax base and restricted state governments’ ability to obtain financing. As a result, governmental payors have reduced reimbursement rates and delayed reimbursement payments. In California, the state legislature did not renew the California Pilot Program for the 2010 state fiscal year, and budget issues there have led to significant payment delays, which has adversely affected our results of operations and financial condition. We believe the budgetary challenges currently experienced in California may result in further payment delays.  Other states may also reduce reimbursement rates and delay reimbursement payments as they experience a decline in revenues and funding sources, which could have a material adverse impact on our results of operations and financial condition.

In addition, the restrictions in the credit markets could make it more difficult for us to replace our current credit facility or obtain additional financing, if needed. On November 1, 2009, CIT Group, the parent company of CIT Healthcare LLC, the lender under our Credit Agreement, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, if we determine that we need additional capital to fund our operations or to grow our business, we would be required to obtain additional financing from other sources. However, the debt covenants under the Credit Agreement limit our ability to obtain additional financing, and substantially all of our and our subsidiaries’ assets our already used to secure our obligations under the Credit Agreement. New financing sources could also require us to meet more stringent financial covenants and impose more onerous operating covenants.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES

        None.

Item 3.DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.OTHER INFORMATION

None.

Item 6.EXHIBITS

Exhibits

2.1
Agreement and Plan of Merger, dated October 18, 2009, by and among Allion Healthcare, Inc., Brickell Bay Acquisition Corp. and Brickell Bay Merger Corp. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009.)

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

Date: November 9, 2009
ALLION HEALTHCARE, INC.

By:	/S/ Russell J. Fichera
Russell J. Fichera
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits

2.1
 Agreement and Plan of Merger, dated October 18, 2009, by and among Allion Healthcare, Inc., Brickell Bay Acquisition Corp. and Brickell Bay Merger Corp. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009.)

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